Form 10QSB
period 2002-03-31
AMARU INC
filed 2002-05-15
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of May 14, 2002, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                                     AMARU, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                                December 31, 2001 and March 31, 2002 (unaudited)
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


                                      AMARU, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS
                      AS OF MARCH 31, 2002 AND DECEMBER 31, 2001
                                     (UN-AUDITED)


                                                            MARCH 31,    DECEMBER 31,
                                                              2002          2001
                                                          ------------   ------------
ASSETS
     Current assets
Account receivable from shareholder                       $        67    $        67
                                                          ------------   ------------

     Total assets                                         $        67    $        67
                                                          ============   ============



LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                          $     3,297    $     3,137

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at March 31, 2002 and December 31, 2001, respectively         1,958          1,958
Paid in capital                                                 4,342          4,342
Deficit accumulated during development stage                   (9,530)        (9,370)
                                                          ------------   ------------

     Total shareholders' equity                                (3,230)        (3,070)
                                                          ------------   ------------

     Total liabilities and shareholders' equity           $        67    $        67
                                                          ============   ============


 The accompanying notes to financial statements are an integral part of this statement

                                          1



                                      AMARU, INC.
                             (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
             CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2002
                                     (UN-AUDITED)

                                                                       CUMULATIVE FROM
                                                                          INCEPTION
                                          FOR THE THREE  FOR THE THREE   SEPTEMBER 1,
                                           MONTHS ENDED   MONTHS ENDED      1999 TO
                                            MARCH 31,      MARCH 31,       MARCH 31,
                                               2002          2001            2002
                                           ------------   ------------   ------------
Income                                     $         -    $         -    $         -

Accounting fees                                      -     NO ACTIVITY         1,820
Legal fees                                           -      FOR PERIOD         5,640
Corporate registration fees                        160                         1,910
                                           ------------   ------------   ------------

Total expenses                                     160                         9,370
                                           ------------   ------------   ------------


Loss before income taxes                          (160)                       (9,370)
Income taxes                                         -              -              -
                                           ------------   ------------   ------------

Net loss                                   $      (160)   $         -    $    (9,370)
                                           ============   ============   ============



Net loss per share                         $    (0.000)   $    (0.000)   $    (0.005)
                                           ============   ============   ============

Weighted average number of common shares
outstanding                                  1,957,500      1,952,500      1,957,500
                                           ============   ============   ============

 The accompanying notes to financial statements are an integral part of this statement



                                          2


                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 AND
               CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2002
                                       (UN-AUDITED)


                                                                           CUMULATIVE FROM
                                                                              INCEPTION
                                              FOR THE THREE  FOR THE THREE   SEPTEMBER 1,
                                               MONTHS ENDED   MONTHS ENDED      1999 TO
                                                MARCH 31,      MARCH 31,       MARCH 31,
                                                   2002          2001            2002
                                               ------------   ------------   ------------

CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                $      (160)   $         -    $    (9,530)
     Adjustment to reconcile net (loss) to net
     cash
     Shares issued for legal and filing                       NO ACTIVITY
     services                                            -                         1,050
(Increase) decrease in operating assets-                       FOR PERIOD
     accounts receivable                                 -                           (67)

Increase (decrease) in operating liabilities-
    accounts payable                                   160                         3,297
                                               ------------   ------------   ------------
Cash flow from operating activities                      -       (5,250)


CASH PROVIDED FROM FINANCING ACTIVITIES
     Proceeds from sale of stock                         -              -          5,250
                                               ------------   ------------   ------------


Cash flow from all activities                            -              -              -

Cash balance at beginning of period                      -            376              -
                                               ------------   ------------   ------------


Cash balance at end of period                  $         -    $       376    $         -
                                               ============   ============   ============


   The accompanying notes to financial statements are an integral part of this statement


                                            3


                                             AMARU, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2002
                                            (UN-AUDITED)
                                                            Common stock                  Deficit
                                               --------------------------------------   accumulated
                                                                          Additional      during
                                               Number of     Par value      Paid-in     development
                                                 shares       $(0.001)      capital        stage
                                               -----------   -----------  -----------   -----------

Common stock issued for cash at par value
September 1, 1999                                 900,000    $      900   $        -    $        -

Common stock issued for legal services at
par value September 1, 1999                       900,000           900

Net loss during period
                                                                                            (1,982)
                                               -----------   -----------  -----------   -----------
Balance at December 31, 1999                    1,800,000         1,800                     (1,982)

Common stock issued for cash $0.03 per share
                                                  152,500          153         4,197

Net loss                                                                                    (3,725)
                                               -----------   -----------  -----------   -----------
Balance at December 31, 2000                    1,952,500         1,953        4,197        (5,707)

Shares issued for filing services of $150
January 1, 2001 valued at $0.03 per share
                                                    5,000            5           145

Net loss                                                                                    (3,663)
                                               -----------   -----------  -----------   -----------
Balance at December 31, 2001                    1,957,500         1,958        4,342        (9,370)

Net loss                                                                                      (160)
                                               -----------   -----------  -----------   -----------
Balance at March 31, 2002                       1,957,500    $    1,958   $    4,342    $   (9,530)
                                               ===========   ===========  ===========   ===========


        The accompanying notes to financial statements are an integral part of this statement



                                                  4

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
      FOR THE PERIOD FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2001
                                  (UN-AUDITED)



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


INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 and from inception (September 1, 1999) through March 31, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2002 and 2001 and from inception (September 1, 1999) through March 31, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (September 1, 1999) to December 31, 2001.

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

EARNINGS PER SHARE

         Earnings per share are computed using the weighted average number of common shares outstanding. The Company has no shares that are dilutive.

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

Expenses for Three Months Ending March 31, 2002

         Expenses increased by approximately $160, for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001, which period had no activity. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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

    None

    (b)   Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMARU, INC.


Date: May 15, 2002                       By /s/ Sahra Partida
      ---------------                       -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)