Form 10QSB
period 2002-09-30
AMARU INC
filed 2002-11-15
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2002.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 30, 2002, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                                                     AMARU, INC.
                                                   (A DEVELOPMENT STAGE COMPANY)
                                                                        CONTENTS
                            December 31, 2001 and September 30, 2002 (unaudited)
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

                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                       (UN-AUDITED)

                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                    $         4    $        --
Account receivable from shareholder                                    --             67
                                                              ------------   ------------

     Total assets                                             $         4    $        67
                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                              $     9,081    $     3,137
Loan from shareholder                                                 657             --
                                                              ------------   ------------
    Total current liabilities                                       9,738          3,137

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at September 30, 2002 and December 31, 2001, respectively
                                                                    1,958          1,958
Paid in capital                                                     4,342          4,342
Deficit accumulated during development stage                      (16,034)        (9,370)
                                                              ------------   ------------

     Total shareholders' equity                                    (9,734)        (3,070)
                                                              ------------   ------------

     Total liabilities and shareholders' equity               $         4    $        67
                                                              ============   ============

   The accompanying notes to financial statements are an integral part of this statement

                                            1


                                                 AMARU, INC.
                                        (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENTS OF OPERATIONS
                  FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
                      CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2002
                                                 (UN-AUDITED)

                                    FOR THE NINE   FOR THE NINE   FOR THE THREE     FOR THE      CUMULATIVE
                                    MONTHS ENDED   MONTHS ENDED   MONTHS ENDED    THREE MONTHS     FROM
                                    SEPTEMBER 30,   SEPTEMBER     SEPTEMBER 30,      ENDED       INCEPTION
                                        2002        30, 2001          2002         SEPTEMBER     SEPTEMBER 1,
                                                                                    30, 2001       1999 TO
                                                                                                 SEPTEMBER 30,
                                                                                                    2002
                                    ------------   ------------   ------------    -----------    -----------
Income                              $        --    $        --    $        --    $        --    $        --

Accounting fees                             760            720            100            220          2,580
Corporate registration fees                 904            408            310            408          2,814
Legal                                     5,000            300             --            300         10,640
                                    ------------   ------------   ------------    -----------    -----------

Total expenses                            6,664          1,428            410            928         16,034
                                    ------------   ------------   ------------    -----------    -----------

Loss before income taxes                 (6,664)        (1,428)          (410)          (928)       (16,034)
Income taxes                                 --             --             --             --             --
                                    ------------   ------------   ------------    -----------    -----------
Net loss                            $    (6,664)   $    (1,428)   $      (410)   $      (928)   $   (16,034)
                                    ============   ============   ============   ============   ============

Net loss per share                  $    (0.003)   $    (0.000)   $    (0.000)   $    (0.000)   $    (0.008)
                                    ============   ============   ============   ============   ============
Weighted average number of common
shares outstanding                    1,957,500      1,957,500      1,957,500      1,957,500      1,957,500
                                    ============   ============   ============   ============   ============

            The accompanying notes to financial statements are an integral part of this statement

                                                      2


                                         AMARU, INC.
                                (A DEVELOPMENT STAGE COMPANY)
                                  STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 AND
              CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2002
                                        (UN-AUDITED)


                                                                                INCEPTION
                                                 FOR THE NINE   FOR THE NINE   SEPTEMBER 1,
                                                 MONTHS ENDED   MONTHS ENDED    1999 TO
                                                 SEPTEMBER 30,  SEPTEMBER 30,  SEPTEMBER 30,
                                                     2002          2001            2002
                                                 ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net loss                                    $    (6,664)   $    (1,428)   $   (16,034)
     Adjustment to reconcile net (loss) to net
       cash
     Shares issued for legal and filing
       services                                           --             --          1,050
(Increase) decrease in operating assets-
     accounts receivable                                  67             --             --

Increase (decrease) in operating liabilities-
    accounts payable                                   5,944          1,052          9,081
                                                 ------------   ------------   ------------
Cash flow from operating activities                     (653)          (376)        (5,903)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Loan from shareholder                               657             --            657
     Proceeds from sale of stock                          --             --          5,250
                                                 ------------   ------------   ------------
   Net cash flow from financing activities               657             --          5,907

Cash flow from all activities                              4           (376)             4

Cash balance at beginning of period                       --            376             --
                                                 ------------   ------------   ------------

Cash balance at end of period                    $         4    $        --    $         4
                                                 ============   ============   ============

    The accompanying notes to financial statements are an integral part of this statement

                                             3


                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF SHAREHOLDERS' EQUITY
                     FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2002
                                        (UN-AUDITED)

                                                   Common Stock                 Deficit
                                       --------------------------------------  accumulated
                                                                  Additional     during
                                        Number of     Par value    Paid-in     development
                                         shares        $(0.001)    capital        stage
                                       -----------   -----------  -----------  -----------
Common stock issued for cash at
par value September 1, 1999               900,000    $      900   $       --   $       --

Common stock issued for legal
services at par value March 10, 2000      900,000           900

Net loss                                                                           (1,982)
                                       -----------   -----------  -----------  -----------
Balance at December 31, 1999            1,800,000         1,800           --       (1,982)

Common stock issued for cash
$0.03 per share                           152,500           153        4,197

Net loss                                                                           (3,725)
                                       -----------   -----------  -----------  -----------
Balance at December 31, 2000            1,952,500         1,953        4,197       (5,707)

Shares issued for filing services
of $150 January 1, 2001 valued at
$0.03 per share                             5,000             5          145

Net loss                                                                           (3,663)
                                       -----------   -----------  -----------  -----------
Balance at December 31, 2001            1,957,500         1,958        4,342       (9,370)

Net loss                                                                           (6,664)
                                       -----------   -----------  -----------  -----------
Balance at September 30,
2002 un-audited                         1,957,500    $    1,958   $    4,342   $  (16,034)
                                       ===========   ===========  ===========  ===========

   The accompanying notes to financial statements are an integral part of this statement

                                             4

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
     FOR THE PERIOD FROM INCEPTION SEPTEMBER 30, 1999 TO SEPTEMBER 30, 2002
                                  (UN-AUDITED)

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

INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of September 30, 2002 and for the nine months and three months ended September 30, 2002 and 2001 and from inception (September 1, 1999) through September 30, 2002, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2002 and 2001 and from inception (September 1, 1999) through September 30, 2002 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2001 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (September 1, 1999) to December 31, 2001.

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

         The loan from shareholder bears no interest and is due on demand.

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

Expenses for Nine Months Ending September 30, 2002

         Expenses increased by approximately $5,236, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, which was primarily due to costs associated with preparation and filing of the Company's reports under the Exchange Act of 1934. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the disclosure controls and procedure based on their evaluation of such controls and procedures.

         (b) Changes in internal controls.  None.

         (c) Asset-Backed Issuers.  Not applicable.

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
       none

    (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMARU, INC.

Date: November 12, 2002                       By /s/ Sahra Partida
      ---------------                         -------------------------------
                                            Sahra Partida, President
                                            and Treasurer (Chief Financial
                                            Officer)

                            CERTIFICATION


I, Sahra Partida, President, CEO and Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Amaru
Inc. (the "registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on our knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officers and we are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and we have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and we have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/12/02                                   /s/ Sahra Partida
---------------                            -------------------------------------
Date                                       President and Chief Executive Officer

11/12/02                                   /s/ Sahra Partida
---------------                            -------------------------------------
Date                                       Principal Financial Officer