Form 10KSB
period 2002-12-31
AMARU INC
filed 2003-12-10
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2002

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                          Commission File No.000-32695

                                   Amaru, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-0490089
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

610 Newport Center Drive, Suite 1400, Newport Beach, CA         92660
-------------------------------------------------------       --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (949) 760-6832
                            --------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of Class)

Check whether the issuer: (1) filed all reports required by Section 13 or 15(d) of the Exchange Act during the past 12 months, and (2) has been subject to such filing requirements for the past ninety (90) days.
Yes [X]    No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2002 were $0.00.

As of December 31, 2002, 1,957,500 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 157,500 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         Amaru, Inc. (the "Company") was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 610 Newport Center Dr., Suite 1400, Newport Beach, California 92660; telephone (949) 760-6832. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

         The Company has no operating business. The Company does not intend to develop its own operating business but instead will seek to effect a merger (a "Merger") with a corporation which owns an operating business and wishes to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company currently involves seeking a Merger Target. The Company is currently in negotiations with respect to the terms and conditions of the potential merger with a private company. The Company may effect a Merger with a Merger Target which may be financially unstable or in its early stages of development or growth.

         The Board of Directors has elected to begin implementing the Company's principal business purpose, described below under "Item 6, Plan of Operation." As such, the Company can be defined as a "shell" company, whose sole purpose at this time is to locate a Merger Target and consummate a Merger.

         In addition, Sahra M. Partida serves as the sole director and officer of four other companies (identified in Part III, Item 9 below) that contemplate the same business activities as the Company and thus compete directly with the Company. As a result, there may be a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Ms. Partida's business associations with multiple companies she will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duty. Ms.Partida and the Company have no formal plan relating to the allocation of or Merger opportunities between the Company and the four other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the our other Companies.

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

Item 2.  Description of Property
         -----------------------

         The Company neither owns nor leases any real property at this time. Pursuant to an oral agreement with Ms. Iwona Alami, the Company's majority stockholder and legal counsel, the Company utilizes and will continue to utilize the office space of such firm as its principal executive office. Such office is located at 610 Newport Center Drive, Suite #1400, Newport Beach, California 92660 telephone number (949) 760-6832, facsimile: (949) 760-6815.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2002.

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

         The authorized capital stock of the Company consists of 25,000,000 shares, of which 20,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of Preferred Stock, $0.001 par value. At December 31, 2002, there were 1,957,500 shares of Common Stock outstanding and held of record by 32 stockholders.

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

General

         Our plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, we have no binding agreement to enter into a Merger with any specific business or company, although we are in negotiations with a private company. We will not restrict our search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities. While we maintain as low an overhead as possible, we also have no capital to dispose of.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2002, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liability that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

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

Selection and Evaluation of Merger Targets

         Our management, which currently consists of Ms. Partida, will have complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel or other consultants, as we may deem necessary. In connection with its evaluation of a prospective Merger Target, management anticipates that it will conduct a due diligence review which will encompass, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which will be made available to us.

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

         The time and costs required to select and evaluate a Merger Target (including conducting a due diligence review) and to structure and consummate the Merger (including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and corporation laws) cannot presently be ascertained with any degree of certainty. Ms. Partida, our current executive officer and sole director intends to devote only a small portion of her time to our affairs and, accordingly, consummation of a Merger may require a greater period of time than if our management devoted his full time to our affairs. We have engaged third party consultants to assist us in the evaluation and due diligence review of potential Merger Targets. These third party consultants have agreed to be paid only in securities of the Company, but we have not issued any such securities to them at this time. We may be required to hire new consultants and/or pay such persons cash or other securities of the Company to carry out our business plan.

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

Consultants Retained To Assist In Mergers

         In order to assist us in reviewing and evaluating Merger Targets, we have retained certain consultants. These consultants agreed to receive only securities of the Company as compensation and may be reimbursed for certain out of pocket expenses incurred at our request. We have not issued any securities yet in connection with such services. We may be required to retain additional consultants for cash consideration if the need should arise, and we will be limited, by cash on hand in doing so.

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

Expenses for Year Ended December 31, 2002

         Net cash used in operating activities for the twelve months ended December 31, 2002 was $653 compared to $376 for the twelve months ended December 31, 2001. Net cash provided from financing activities for the twelve months ended December 31, 2002 was $657 compared to $0 for the twelve months ended December 31, 2001. During the twelve months ended December 31, 2002, the Company had no revenues and did not have any sources or uses of cash outside of its operating activities.

         The expenses of $7,544 for the twelve months ended
December 31, 2002 and $3,663 for the twelve months ended December 31, 2001 resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger. There is no assurance that the Company will have sufficient funds to locate a Merger Target or to consummate a Merger.

Item 7.  Financial Statements
         --------------------

         See the Consolidated Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-9.

INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Amaru, Inc.
Newport Beach, California

We have audited the accompanying balance sheet of Amaru, Inc. (a Nevada corporation) as of December 31, 2002, and the related statements of operations, shareholders' equity, and cash flows for the year then ended and cumulative from inception (September 1, 1999) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Amaru, Inc. as of December 31, 2001 were audited by other auditors, whose report dated May 3, 2002 expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. as of December 31, 2002 and the results of its operations and cash flows for the year then ended and cumulative from inception through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in notes to the financial statements, the Company has been in the development stage since its inception, sustained losses and has used capital raised through the issuance of stock to fund activities, which raises substantial doubt as to its ability to continue as a going concern. Management plans concerning these matters are also described in the notes to financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Mendoza Berger & Company, LLP

Irvine, California
December 2, 2003


                                       AMARU, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                                     BALANCE SHEETS
                            AS OF DECEMBER 31, 2002 AND 2001

                                                             DECEMBER 31,   DECEMBER 31,
                                                                 2002           2001
                                                             ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                   $         4    $        --
Account receivable from shareholder                                   --             67
                                                             ------------   ------------

     Total assets                                            $         4    $        67
                                                             ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                             $     9,961    $     3,137
Shareholder loans                                                    657             --
                                                             ------------   ------------
     Total current liabilities                                    10,618          3,137

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at December 31, 2002 and December 31, 2001, respectively         1,958          1,958
Paid in capital                                                    4,342          4,342
Deficit accumulated during development stage                     (16,914)        (9,370)
                                                             ------------   ------------

     Total shareholders' equity (deficit)                        (10,614)        (3,070)
                                                             ------------   ------------

     Total liabilities and shareholders' equity              $         4    $        67
                                                             ============   ============

  The accompanying notes to financial statements are an integral part of these statements

                                          F-2


                                     AMARU, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                               STATEMENTS OF OPERATIONS
                  FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
           CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2002
                                                                       CUMULATIVE FROM
                                                                          INCEPTION
                                           FOR THE YEAR   FOR THE YEAR   SEPTEMBER 1,
                                              ENDED          ENDED         1999 TO
                                           DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                               2002           2001           2002
                                           ------------   ------------   ------------
Income                                     $        --    $        --    $        --

Accounting fees                                    440            820          2,260
Legal fees                                       6,000          1,550         11,640
Corporate registration fees                      1,104          1,293          3,014
                                           ------------   ------------   ------------
Total expenses                                   7,544          3,663         16,914
                                           ------------   ------------   ------------

Loss before income taxes                        (7,544)        (3,663)       (16,914)
Income taxes                                        --             --             --
                                           ------------   ------------   ------------
Net loss                                   $    (7,544)   $    (3,663)   $   (16,914)
                                           ============   ============   ============

Net loss per share                         $    (0.004)   $    (0.002)
                                           ============   ============
Weighted average number of common shares
  outstanding                                1,957,500      1,957,500
                                           ============   ============

 The accompanying notes to financial statements are an integral part of these statements

                                         F-3



                                           AMARU, INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 AND
                CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2002
                                                                                  CUMULATIVE FROM
                                                                                    INCEPTION
                                                      FOR THE YEAR   FOR THE YEAR   SEPTEMBER 1,
                                                         ENDED          ENDED         1999 TO
                                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                         2002            2001           2002
                                                      ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                       $    (7,544)   $    (3,663)   $   (16,914)
     Adjustment to reconcile net (loss) to net cash
     Shares issued for legal and filing services               --            150          1,050
(Increase) decrease in operating assets-
     accounts receivable                                       67             --             --

Increase (decrease) in operating liabilities-
    accounts payable                                        6,824          3,137          9,961
                                                      ------------   ------------   ------------
Cash flow from operating activities                          (653)          (376)        (5,903)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Shareholder loans                                        657             --            657
     Proceeds from sale of stock                               --             --          5,250
                                                      ------------   ------------   ------------
     Total provide from financing activities                  657             --          5,907

Cash flow from all activities                                   4           (376)             4

Cash balance at beginning of period                            --            376             --
                                                      ------------   ------------   ------------

Cash balance at end of year                           $         4    $        --    $         4
                                                      ============   ============   ============

      The accompanying notes to financial statements are an integral part of these statements

                                              F-4


                                                AMARU, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF SHAREHOLDERS' EQUITY
                           FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2002
                                                       Common Stock                Deficit
                                         ---------------------------------------  accumulated     Total
                                                                     Additional     during     Stockholders'
                                           Number of    Par value      Paid-in    development     Equity
                                            shares       $(0.001)      capital       stage       (deficit)
                                         -----------   -----------   -----------  -----------   -----------
Common stock issued for cash at par
value September 1, 1999                     900,000    $      900    $       --   $       --    $      900

Common stock issued for legal services
at par value September 1, 1999
                                            900,000           900            --           --           900

Net (loss) during period
                                                                                      (1,982)       (1,982)
                                         -----------   -----------   -----------  -----------   -----------
Balance at December 31, 1999              1,800,000         1,800            --       (1,982)         (182)

Common stock issued for cash $0.03
per share                                   152,500           153         4,197           --         4,350

Net (loss)                                                                            (3,725)       (3,755)
                                         -----------   -----------   -----------  -----------   -----------
Balance at December 31, 2000              1,952,500         1,953         4,197       (5,707)          443

Shares issued for filing services of
$150 January 1, 2001 valued at $0.03
per share                                     5,000             5           145           --           150

Net loss                                                                              (3,663)       (3,663)
                                         -----------   -----------   -----------  -----------   -----------
Balance at December 31, 2001              1,957,500         1,958         4,342       (9,370)       (3,070)

Net loss                                                                              (7,544)       (7,544)
                                         -----------   -----------   -----------  -----------   -----------
Balance at December 31, 2002              1,957,500    $    1,958    $    4,342   $  (16,914)   $  (10,614)
                                         ===========   ===========   ===========  ===========   ===========

           The accompanying notes to financial statements are an integral part of these statements

                                                    F-5

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2002 AND
      FOR THE PERIOD FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2002

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

INCOME TAXES

         The components of the deferred tax asset is as follows:

                                                     December 31,   December 31,
                                                        2002            2001
                                                     ------------   ------------
         Deferred tax assets:
             Net operating loss carry-forward        $     5,700    $     3,180
             Valuation allowance                     $    (5,700)   $    (3,180)
                                                     ------------   ------------

         Net deferred tax assets                     $        --    $        --
                                                     ============   ============

         The Company had available approximately $16,900 and $9,350 of unused Federal net operating loss carry-forwards at December 31, 2002 and 2001, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2022. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2002 and 2001, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                     December 31,   December 31,
                                                        2002            2001
                                                     ------------   ------------
         Statutory federal tax (benefit) rate             (34.0)%        (34.0)%
         Valuation allowance                               34.0%          34.0%
                                                     ------------   ------------
         Effective income tax rate                          0.00%          0.00%
                                                     ============   ============

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         ---------------------------------------------------------------

         The Board of Directors of the Company approved the engagement of Mendoza, Berger & Co. LLP. ("MB") on November 17, 2003 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the fiscal year 2003. The decision resulted from the fact that William D. Lindberg, the Company's previous auditor resigned for personal reasons.

The audit reports provided by the Company's previous auditor, William D. Lindberg, C.P.A., for the previous fiscal years did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and William D. Lindberg, C.P.A., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

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

Sahra Partida           27        President, Secretary, Treasurer and  Director

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

COMPANY NAME
SEC FILE NUMBER                     STATE        10SB FILE DATE
---------------                     -----        --------------
New Pacific, Inc.                   Nevada       May 3, 2001 *

ForSale.com, Inc.                   Nevada       May 3, 2001

Corniche Corporation                Nevada       May 3, 2001

Allonline.com                       Nevada       May 3, 2001

Rio Ventures, Inc.                  Nevada       May 3, 2001

* Ms. Partida resigned as an officer and director of that company in January, 2002.

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

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2002. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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
  a Group (2 persons)

------------------------
* Less than 1%
(1) C/o Company's address: 610 Newport Center Drive, Suite#1400, Newport Beach, California, 92660, telephone: (949) 760-6832, facsimile: (949) 760-6815.

         Based on 1,957,500 shares of Common Stock outstanding as of December 31, 2002.

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

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         To this date, the Company has had no operating business and engaged in no transactions in which Ms. Partida has had any direct or indirect material interest. Should the Company engage in any such transaction in the future, Ms. Partida's interest therein would arise only from her ownership of Common Stock of the Company, if any, and would receive no extra or special benefit that was not shared equally (pro rata) by all holders of Common Stock of the Company.

         In addition to the Company, Ms. Partida serves as the director and officer of other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are listed in Item 9 above. As a result, Ms. Partida will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation, and the laws of the state of Nevada further provide rights and remedies to shareholders in the event such duty is breached. As a result of Ms. Partida's business associations with multiple companies they will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duty. However, the conflict should be mitigated by the fact that Ms. Partida has the same ownership interest in each other company as she does in the Company, and each company (including the Company) has identical stockholders, at least initially. The conflict will be more significant should, at a later date, these facts change.

         Prior to their involvement with the Company, Ms. Partida has not been involved in any "blind pool" or "blank check" offerings. Ms. Partida is affiliated with four other companies engaged in business activities similar to those to be conducted by the Company, and may in the future become affiliated with more, and therefore may have conflicts of interest in determining to which entity a particular business opportunity should be presented. As described above, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. Accordingly, as a result of multiple business affiliations, Ms. Partida may have similar legal obligations to present certain business opportunities to multiple entities. There can be no assurance that any of the foregoing conflicts will be resolved in favor of the Company.

         Ms. Partida and the Company have no formal plan relating to the allocation of business or Merger opportunities between the Company and the four other companies, and thus there can be no assurance that any Merger opportunity shall be presented to the Company, as opposed to the four other Companies.

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
          --------------------------------

(a)  Exhibits

Exhibit Number             Description
--------------             -----------

Exhibit Number      Description
--------------      -----------
3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1 Form of Subscription Agreement executed by investors in the Private Placement*

31                  Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32                  Certification of Chief Executive Officer and Chief
                           Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

--------------------------------

* Previously filed with the Securities and exchange Commission on Form 10-SB.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the fourth quarter of 2002.

ITEM 14. CONTROLS AND PROCEDURES

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2002 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Amaru, Inc.

                              By /s/ Sahra Partida
                                   --------------------------------------------
                                   Sahra Partida, President, Secretary and
                                    Treasurer
                                      Date:12/8/03

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              By /s/ Sahra Partida
                                   --------------------------------------------
                                   Sahra Partida, President, Secretary and
                                    Treasurer
                                      Date: 12/8/03