Form 10QSB
period 2003-03-31
AMARU INC
filed 2003-12-12
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended March 31, 2003.

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

            610 Newport Center Dr., Suite 1400, Newport Beach, CA 92660
            -----------------------------------------------------------
                     (Address of principal executive office)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of March 31, 2003, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS
                December 31, 2002 and March 31, 2003 (unaudited)
--------------------------------------------------------------------------------

                                                                          Page
FINANCIAL STATEMENTS

    Balance Sheets                                                         1

    Statements of Operations                                               2

    Statements of Stockholders' Equity                                     3

    Statements of Cash Flows                                               4

    Notes to Financial Statements                                        5 - 6


                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                       BALANCE SHEETS
                         AS OF MARCH 31, 2003 AND DECEMBER 31, 2002

                                                                MARCH 31,     DECEMBER 31,
                                                                  2003           2002
                                                                (UNAUDITED)
                                                               ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                     $         4    $         4
                                                               ------------   ------------

     Total assets                                              $         4    $         4
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                               $     9,961    $     9,961
Shareholder loans                                                      657            657
                                                               ------------   ------------
    Total current liabilities                                       10,618         10,618

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at March 31, 2003 and December 31, 2002, respectively              1,958          1,958
Paid in capital                                                      4,342          4,342
Deficit accumulated during development stage                       (16,914)       (16,914)
                                                               ------------   ------------

     Total shareholders' equity (deficit)                          (10,614)       (10,614)
                                                               ------------   ------------

     Total liabilities and shareholders' equity (deficit)      $         4    $         4
                                                               ============   ============

   The accompanying notes to financial statements are an integral part of these statements

                                             1


                                             AMARU, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                    CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2003
                                             (UNAUDITED)

                                                                                        CUMULATIVE
                                                                                       FROM INCEPTION
                                                       FOR THE THREE   FOR THE THREE  SEPTEMBER 1, 1999
                                                       MONTHS ENDED     MONTHS ENDED         TO
                                                      MARCH 31, 2003   MARCH 31, 2002   MARCH 31, 2003
                                                      --------------   --------------   --------------
Income                                                $          --    $          --    $          --

Accounting fees                                                  --               --            2,260
Legal fees                                                       --               --           11,640
Corporate registration fees                                      --              160            3,014
                                                      --------------   --------------   --------------
Total expenses                                                   --              160           16,914
                                                      --------------   --------------   --------------

Loss before income taxes                                         --             (160)         (16,914)
Income taxes                                                     --               --               --
                                                      --------------   --------------   --------------
Net loss                                              $          --    $        (160)   $     (16,914)
                                                      ==============   ==============   ==============

Net loss per share                                    $      (0.000)   $      (0.000)
                                                      ==============   ==============

Weighted average number of common shares
outstanding                                               1,957,500        1,957,500
                                                      ==============   ==============

         The accompanying notes to financial statements are an integral part of these statements

                                                  2


                                             AMARU, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                        FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND
                     CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2003
                                             (UNAUDITED)

                                                                                        CUMULATIVE
                                                                                       FROM INCEPTION
                                                       FOR THE THREE   FOR THE THREE  SEPTEMBER 1, 1999
                                                       MONTHS ENDED     MONTHS ENDED         TO
                                                      MARCH 31, 2003   MARCH 31, 2002   MARCH 31, 2003
                                                      --------------   --------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                       $          --    $        (160)   $     (16,914)
     Adjustment to reconcile net (loss) to net
     cash
     Shares issued for legal and filing
     services                                                    --               --            1,050

Increase (decrease) in operating liabilities-
    accounts payable                                                             160            9,961
                                                      --------------   --------------   --------------
Cash flow from operating activities                              --               --           (5,903)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Shareholder loans                                           --               --              657
     Proceeds from sale of stock                                 --               --            5,250
                                                      --------------   --------------   --------------
     Total provided from financing activities                    --               --            5,907

Cash flow from all activities                                    --               --                4

Cash balance at beginning of period                               4               --               --
                                                      --------------   --------------   --------------

Cash balance at end of period                         $           4    $          --    $           4
                                                      ==============   ==============   ==============

         The accompanying notes to financial statements are an integral part of these statements

                                                  3

                                                AMARU, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF SHAREHOLDERS' EQUITY
                             FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2003

                                                    Common Stock                    Deficit
                                         ---------------------------------------  Accumulated      Total
                                                                     Additional     During     Stockholders'
                                          Number of     Par value     Paid-in     Development     Equity
                                           shares       $(0.001)      capital        Stage       (Deficit)
                                         -----------   -----------   -----------  -----------   -----------
Common stock issued for cash at par
value September 1, 1999                     900,000    $      900    $       --   $       --    $      900

Common stock issued for legal services
at par value September 1, 1999
                                            900,000           900            --           --           900

Net (loss) during period                                                              (1,982)       (1,982)
                                         -----------   -----------   -----------  -----------   -----------

Balance at December 31, 1999              1,800,000         1,800            --       (1,982)         (182)

Common stock issued for cash $0.03 per
share                                       152,500           153         4,197           --         4,350

Net loss                                                                              (3,725)       (3,755)
                                         -----------   -----------   -----------  -----------   -----------

Balance at December 31, 2000              1,952,500         1,953         4,197       (5,707)          443

Shares issued for filing services of
$150 January 1, 2001 valued at $0.03
per share                                     5,000             5           145           --           150

Net loss                                                                              (3,663)       (3,663)
                                         -----------   -----------   -----------  -----------   -----------

Balance at December 31, 2001              1,957,500         1,958         4,342       (9,370)       (3,070)

Net loss                                                                              (7,554)       (7,554)
                                         -----------   -----------   -----------  -----------   -----------

Balance at December 31, 2002              1,957,500         1,958         4,342      (16,914)      (10,614)

No activity during period
                                         -----------   -----------   -----------  -----------   -----------

Balance at March 31, 2003 (unaudited)     1,957,500    $    1,958    $    4,342   $  (16,914)   $  (10,614)
                                         ===========   ===========   ===========  ===========    ===========

           The accompanying notes to financial statements are an integral part of these statements

                                                     4

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2003
      FOR THE PERIOD FROM INCEPTION SEPTEMBER 1, 1999 TO MARCH 31, 2003
                                  (UN-AUDITED)

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

INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 and from inception (September 1, 1999) through March 31, 2003, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the three months ended March 31, 2003 and 2002 and from inception (September 1, 1999) through March 31, 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (September 1, 1999) to December 31, 2002.

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

General

         The Company's plan is to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (a "Merger") with a corporation, partnership, limited liability company or other business entity (a "Merger Target"), desiring the perceived advantages of becoming a publicly reporting and publicly held corporation. At this time, the Company is in negotiations to enter into a Merger with a specific business. The Company will not restrict its search to any specific business, industry, or geographical location, and may participate in business ventures of virtually any kind or nature. Discussion of proposed plan of operation and Mergers under this caption and throughout this Quarterly Report is purposefully general and is not meant to restrict the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

Expenses for Three Months Ending March 31, 2003

         The Company had $0 expenses for the three months ended
March 31, 2003 as compared to the expenses of $160 for the three months ended March 31, 2002. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

Item 3. Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. The principal officers of the Company are satisfied with the effectiveness of disclosure controls and procedures based on their evaluation of such controls and procedures as of the end of the period covered by this report.

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

    Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

    Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

    (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMARU, INC.

Date: December 11, 2003                     By /s/ Sahra Partida
      -----------------                        -------------------------------
                                               Sahra Partida, President
                                               and Treasurer (Chief Financial
                                               Officer)