Form 10QSB
period 2003-09-30
AMARU INC
filed 2003-12-12
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2003.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of September 30, 2003, there were 1,957,500 shares of Common Stock, par value $.001 per share, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                    CONTENTS
              December 31, 2002 and September 30, 2003 (unaudited)
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


                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                      BALANCE SHEETS
                      AS OF SEPTEMBER 30, 2003 AND DECEMBER 31, 2002

                                                               SEPTEMBER 30,  DECEMBER 31,
                                                                  2003            2002
                                                               (UNAUDITED)
                                                               ------------   ------------
ASSETS
     Current assets
Cash held in trust account                                     $         4    $         4
                                                               ------------   ------------

     Total assets                                              $         4    $         4
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                               $     9,961    $     9,961
Shareholder loans                                                      657            657
                                                               ------------   ------------
    Total current liabilities                                       10,618         10,618

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized none issued
Common stock (par value $0.001) 20,000,000 shares
  authorized; 1,957,500 shares issued and outstanding
  at September 30, 2003 and December 31, 2002, respectively          1,958          1,958
Paid in capital                                                      4,342          4,342
Deficit accumulated during development stage                       (16,914)       (16,914)
                                                               ------------   ------------

     Total shareholders' equity (deficit)                          (10,614)       (10,614)
                                                               ------------   ------------

     Total liabilities and shareholders' equity (deficit)      $         4    $         4
                                                               ============   ============

   The accompanying notes to financial statements are an integral part of these statements

                                             1


                                                    AMARU, INC.
                                           (A DEVELOPMENT STAGE COMPANY)
                                             STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                           CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2003
                                                   (UNAUDITED)
                                                                                                     CUMULATIVE
                                                                                                    FROM INCEPTION
                                     FOR THE NINE    FOR THE NINE    FOR THE THREE   FOR THE THREE  SEPTEMBER 1, 1999
                                     MONTHS ENDED    MONTHS ENDED    MONTHS ENDED    MONTHS ENDED         TO
                                     SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                         2003           2002             2003            2002            2003
                                     -------------   -------------   -------------   -------------   -------------
Income                               $         --    $         --    $         --    $         --    $         --

Accounting fees                                --             760              --             100           2,260
Corporate registration fees                    --             904              --             310           3,014
Legal                                          --           5,000              --              --          11,640
                                     -------------   -------------   -------------   -------------   -------------
Total expenses                                 --           6,664              --             410          16,914
                                     -------------   -------------   -------------   -------------   -------------

Loss before income taxes                                   (6,664)             --            (410)        (16,914)
Income taxes                                   --              --              --              --              --
                                     -------------   -------------   -------------   -------------   -------------
Net loss                             $         --    $     (6,664)   $         --    $       (410)   $    (16,914)
                                     =============   =============   =============   =============   =============

Net loss per share                   $     (0.000)   $     (0.003)   $     (0.000)   $     (0.000)
                                     =============   =============   =============   =============
Weighted average number of common
  shares outstanding                    1,957,500       1,957,500       1,957,500       1,957,500
                                     =============   =============   =============   =============

               The accompanying notes to financial statements are an integral part of these statements

                                                        2


                                             AMARU, INC.
                                    (A DEVELOPMENT STAGE COMPANY)
                                       STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002 AND
                     CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2003
                                             (UNAUDITED)

                                                                                         CUMULATIVE
                                                                                       FROM INCEPTION
                                                      FOR THE NINE     FOR THE NINE   SEPTEMBER 1, 1999
                                                      MONTHS ENDED     MONTHS ENDED          TO
                                                      SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                          2003              2002             2003
                                                      --------------   --------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                       $          --    $      (6,664)   $     (16,914)
     Adjustment to reconcile net (loss) to net
       cash
     Shares issued for legal and filing
       services                                                  --               --            1,050
     (Increase) decrease in operating assets-
       accounts receivable                                       --               67               --

Increase (decrease) in operating liabilities-
    accounts payable                                                           5,944            9,961
                                                      --------------   --------------   --------------
Cash flow from operating activities                              --             (653)          (5,903)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Shareholder loans                                           --              657              657
     Proceeds from sale of stock                                 --               --            5,250
                                                      --------------   --------------   --------------
     Total provided from financing activities                    --              657            5,907

Cash flow from all activities                                    --                4                4

Cash balance at beginning of period                               4               --               --
                                                      --------------   --------------   --------------

Cash balance at end of period                         $           4    $           4    $           4
                                                      ==============   ==============   ==============

         The accompanying notes to financial statements are an integral part of these statements

                                                  3

                                                AMARU, INC.
                                       (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENT OF SHAREHOLDERS' EQUITY
                          FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2003
                                                      Common Stock                    Deficit
                                           ---------------------------------------  Accumulated      Total
                                                                       Additional     During     Stockholders'
                                            Number of     Par value     Paid-in     Development     Equity
                                             shares       $(0.001)      capital        Stage       (Deficit)
                                           -----------   -----------   -----------  -----------   -----------
Common stock issued for cash at par
value September 1, 1999                       900,000    $      900    $       --   $       --    $      900

Common stock issued for legal services
at par value September 1, 1999
                                              900,000           900            --           --           900

Net (loss) during period                                                                (1,982)       (1,982)
                                           -----------   -----------   -----------  -----------   -----------

Balance at December 31, 1999                1,800,000         1,800            --       (1,982)         (182)

Common stock issued for cash $0.03 per
share                                         152,500           153         4,197           --         4,350

Net loss                                                                                (3,725)       (3,755)
                                           -----------   -----------   -----------  -----------   -----------

Balance at December 31, 2000                1,952,500         1,953         4,197       (5,707)          443

Shares issued for filing services of
$150 January 1, 2001 valued at $0.03
per share                                       5,000             5           145           --           150

Net loss                                                                                (3,663)       (3,663)
                                           -----------   -----------   -----------  -----------   -----------

Balance at December 31, 2001                1,957,500         1,958         4,342       (9,370)       (3,070)

Net loss                                                                                (7,554)       (7,554)
                                           -----------   -----------   -----------  -----------   -----------

Balance at December 31, 2002                1,957,500         1,958         4,342      (16,914)      (10,614)

No activity during period
                                           -----------   -----------   -----------  -----------   -----------

Balance at September 30, 2003 (unaudited)   1,957,500    $    1,958    $    4,342   $  (16,914)   $  (10,614)
                                           ===========   ===========   ===========  ===========    ===========

           The accompanying notes to financial statements are an integral part of these statements

                                                     4

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
      FOR THE PERIOD FROM INCEPTION SEPTEMBER 1, 1999 TO SEPTEMBER 30, 2003
                                  (UN-AUDITED)

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

INTERIM FINANCIAL INFORMATION

         The financial statements of the Company as of September 30, 2003 and for the nine months and three months ended September 30, 2003 and 2002 and from inception (September 1, 1999) through September 30, 2003, and related footnote information are un-audited. All adjustments (consisting only of normal recurring adjustments) have been made which, in the opinion of management, are necessary for a fair presentation. Results of operations for the nine months and three months ended September 30, 2003 and 2002 and from inception (September 1, 1999) through September 30, 2003 are not necessarily indicative of the results that may be expected for any future period. The balance sheet at December 31, 2002 was derived from audited financial statements. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been omitted. These financial statements should be read in conjunction with the audited financial statements and notes for the period from inception (September 1, 1999) to December 31, 2002.

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

Expenses for Nine Months Ending September 30, 2003

         Expenses were $0 for the nine months ended
September 30, 2003 as compared to $6,664 for the nine months ended September 30, 2002, which was primarily due to costs associated with preparation and filing of the Company's reports under the Exchange Act of 1934. The Company is considering to reduce these ongoing expenses by obtaining the agreement of certain of its professional service providers to permit the Company to defer or forgo cash payment of the expense of their services in exchange for securities of the Company. As discussed above, the Company will incur substantial expenses, including expenses for professional and other consulting services, when it seeks to negotiate and enter into a Merger.

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
    Exhibit 31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

    Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

    (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMARU, INC.

Date: December 11, 2003                     By /s/ Sahra Partida
      -----------------                        ---------------------------------
                                               Sahra Partida, President
                                               and Treasurer (Chief Financial
                                               Officer)