Form 10KSB
period 2003-12-31
AMARU INC
filed 2004-03-30
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the Fiscal Year Ended December 31, 2003

                                       OR

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (No Fee Required)

                          Commission File No. 000-32695

                                   Amaru, Inc.
                            ------------------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                     88-0490089
--------------------------------          -------------------------------------
  State or other jurisdiction             I.R.S. Employer Identification Number
of incorporation or organization

112 Middle Road, #08-01 Middland House,  Singapore                     188970
-------------------------------------------------------       --------
     Address of principal executive office                    Zip Code

Issuer's telephone number:  (65) 6332 9287
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

Check if there is no disclosure of delinquent filers in response to Item 405 of regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Company's revenues for Fiscal Year ended December 31, 2003 were $0.00.

As of February 15, 2004, 1,957,500 shares of Common Stock were outstanding and there was no trading market for the Common Stock. The Number of shares held by non-affiliates was 157,500 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                     PART I

Item 1.  Description of Business.
         -----------------------

         Amaru, Inc. (the "Company") was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 112 Middle Road, #08-01 Midland House, Singapore 188970; telephone (65) 6332 9287. The Company's previous address was 610 Newport Center Drive, Suite 1400, Newport Beach, California 92660. The Company was organized for the purposes of creating a corporate vehicle to locate and acquire an operating business entity which management believes is a suitable acquisition candidate. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

         The Company had no operating business in fiscal year 2003. The Company did not intend to develop its own operating business but instead was seeking to effect a merger (a "Merger") with a corporation which owned an operating business and wished to undertake a Merger for its own corporate purposes (a "Merger Target"), generally related to achieving liquidity for its stockholders. The primary activity of the Company in fiscal year 2003 involved seeking a Merger Target.

         As of February 25, 2004 (the "Closing Date"), Amaru, Inc. (the "Company") acquired M2B World Pte Ltd., a Singapore corporation ("M2B World") in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of newly issued Company's Series A Convertible Preferred Stock can be converted to 38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing , there were 500,000 shares issued and outstanding.

         M2B World is in the business of broadband entertainment and education-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and in the near future through third generation devices; and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services and E-commerce.

         Pursuant to the Agreement, the Board of Directors of the Company resigned and is to be replaced with the designee of M2B World set forth in Item 9, effective approximately on the tenth day following the mailing of this informational statement, and the current officers resigned upon the Closing Date. The sole director of the Company prior to the Closing was Sahra Partida.

         In fiscal year 2003, the Board of Directors has elected to begin implementing the Company's principal business purpose, which was at that time to locate a Merger Target and consummate a Merger.

         In addition, Sahra M. Partida, who served as the Company's officer and director until February, 2003, also serves as the sole director and officer of four other companies (identified in Part III, Item 9 below) that contemplate the same business activities as the Company did and thus competed directly with the Company. As a result, there may have been a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation. As a result of Ms. Partida's business associations with multiple companies she had and will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duty.

Item 2.  Description of Property
         -----------------------

         The Company neither owned nor leased any real property in fiscal year 2003. Pursuant to an oral agreement with Ms. Iwona Alami, the Company's majority stockholder and legal counsel, the Company utilized the office space of her lawfirm as its principal executive office. Such office was located at 610 Newport Center Drive, Suite #1400, Newport Beach, California 92660. Following the closing of the transaction with M2B World Pte., Ltd. in February, 2004, the Company's principal executive offices are located at 112 Middle Road, #08-01 Middland House, Singapore 188970.

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

         No matter was submitted to a vote of stockholders in the fourth quarter of 2003.

                                     PART II

Item 5.  Market for Company's Common Equity and Related Stockholder Matters
         ------------------------------------------------------------------

NO PUBLIC MARKET

        The Company's Common Stock is currently not traded on any public trading market. Management intends to file an application with National Association of Securities Dealers, Inc. to initiate the quotation of its common stock on NASD's over-the-counter market (the "Bulletin Board") pursuant to Rule 15c2-11 of the Securities Exchange Act of 1934. No assurances can be given that NASD will approve the Company's application.

         The authorized capital stock of the Company consists of 25,000,000 shares, of which 20,000,000 shares have been designated Common Stock, $0.001 par value, and 5,000,000 shares of Preferred Stock, $0.001 par value. At December 31, 2003, there were 1,957,500 shares of Common Stock outstanding and held of record by 32 stockholders. Following the closing of the transaction with M2B World, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. In addition, in February, 2004, the Company approved the amendment to its articles of incorporation increasing its authorized capital stock to up to 200 million shares of common stock. The Company anticipated that such amendment will be filed in April of 2004.

DIVIDENDS

         The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, if any, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future. The Company presently intends to retain all earnings, if any, for use in the Company's business operations and accordingly, the Board does not anticipate declaring any dividends in the foreseeable future.

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

General

         In fiscal year 2003, our plan was to seek, investigate, and if such investigation warrants, consummate a merger or other business combination, purchase of assets or other strategic transaction (i.e. Merger) with a corporation, partnership, limited liability company or other business entity (a "Merger Target") desiring the perceived advantages of becoming a publicly reporting and publicly held corporation.

         Our auditors have included an explanatory paragraph in their report for the year ended December 31, 2003, indicating that certain conditions raise substantial doubt regarding our ability to continue as a going concern. The financial statements included in this Form 10-KSB do not include any adjustment to asset values or recorded amounts of liabilities that might be necessary in the event we are unable to continue as a going concern. If we are in fact unable to continue as a going concern, shareholders may lose their entire investment in our common stock.

         Selecting a Merger Target was complex and involved a high degree of risk. Because of general economic conditions, rapid technological advances being made in some industries, and shortages of available capital, management believes that there are numerous entities seeking the benefits of being a publicly-traded corporation. Many potential Merger Targets are in industries that have essentially not presented well in the conventional IPO market, regardless of their financial success, and suffer from low initial valuations. The perceived benefits of being a publicly traded corporation may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity (subject to restrictions of applicable statutes and regulations) for the principals of a business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes and regulations) for all stockholders, and other items. Potential Merger Targets may exist in many different industries and at various stages of development, all of which renders the task of comparative investigation and analysis of such Merger Targets extremely difficult and complex.

         We offered owners of Merger Targets the opportunity to acquire a controlling ownership interest in a public company at substantially less cost than is required to conduct an initial public offering. Nevertheless, we have not conducted any specific market research and we are not aware of statistical data which would support the perceived benefits of a Merger or acquisition transaction for the owners of a Merger Target.

Transaction with M2B World

         As of February 25, 2004 (the "Closing Date"), Amaru, Inc. acquired M2B World Pte Ltd., a Singapore corporation ("M2B World") in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. In connection with the transaction, the Company paid $30,000 for consulting services. Each one (1)ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of newly issued Company's Series A Convertible Preferred Stock can be converted to
38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing , there were 500,000 shares issued and outstanding.

         M2B World is in the business of broadband entertainment and education-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and in the near future through third generation devices; and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services and E-commerce.

         Pursuant to the Agreement, the Board of Directors of the Company resigned and is to be replaced with the designee of M2B World set forth in Item 9, effective approximately on the tenth day following the mailing of this informational statement, and the current officers resigned upon the Closing Date.

         Following the closing of the transaction with M2B World, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding.

Selection and Evaluation of Merger Targets

         Our management, which in fiscal year 2003, consisted of Ms. Partida, had complete discretion and flexibility in identifying and selecting a prospective Merger Target with the assistance of our legal counsel or other consultants, as we deemed necessary.

         In connection with its evaluation of a prospective Merger Target, management conducted a due diligence review which encompassed, among other things, meeting with incumbent management and inspection of facilities, as well as a review of financial, legal and other information which was made available to us.

         Under the Federal securities laws, public companies must furnish stockholders certain information about significant acquisitions, which information may require audited financial statements for an acquired company with respect to one or more fiscal years, depending upon the nature of the specific acquisition. We filed Form 8-K in March, 2004 with respect to the acquisition of M2B World.

         We sought our Merger Targets from all known sources and anticipated that various prospective Merger Targets would be brought to our attention from various non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers, other members of the financial community and affiliated sources, including, possibly, our executive officer, director and his affiliates. We did not plan to and we did not pay a finder's fee or commission to our current officer and director or any entity with which he is affiliated for such service.

         In analyzing prospective Merger Targets, management considered, among other factors, such matters as;

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

         o the perceived public recognition or acceptance of products, services or trades; and

         o        name recognition.

         There can be no assurance that the return on an investment in our securities will be realized, and or that there will be a market for the Company's stock.

Tax Considerations in Structuring of a Merger

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of Mergers. We typically evaluate the possible tax consequences of any prospective Merger and we endeavor to structure a Merger so as to achieve the most favorable tax treatment to us, the Merger Target and our respective stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated Merger. To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a Merger, there may be adverse tax consequences to us, the Merger Target and our respective stockholders.

Merger Target

         We were subject to intense competition in the business of seeking a Merger with a Merger Target. Such competition is from other entities having business strategies similar to ours. Many of these entities, including venture capital partnerships and corporations, other blind pool companies, large industrial and financial institutions, small business investment companies and wealthy individuals, are well-established and have extensive experience in connection with identifying and effecting Mergers directly or through affiliates. Many of these competitors possess greater financial, technical, human and other resources than us.

Equipment and Employees

         In fiscal year 2003, we had no operating business and thus no equipment and no employees other than our president, who does not receive a salary.

Expenses for Year Ended December 31, 2003

         Net cash used in operating activities for the twelve months ended December 31, 2003 was ($18,037) compared to ($652) for the twelve months ended December 31, 2002. Net cash provided from financing activities for the twelve months ended December 31, 2003 was $19,790 compared to $657 for the twelve months ended December 31, 2002. During the twelve months ended December 31, 2003, the Company had no revenues. The Company received a loan from a\ related party in the amount of 19,790.

         The expenses of $16,090 for the twelve months ended December 31, 2003 and $7,544 for the twelve months ended December 31, 2002 resulted primarily from accounting/auditing, legal and general administrative expenses relating to the Company's quarterly and annual filings with the Commission. The Company incurred substantial expenses, including expenses for professional and other services in January and February of 2004 in connection with its acquisition of M2B World.

Item 7.  Financial Statements
         --------------------

         See the Financial Statements and related Report of Independent Certified Public Accountants included herewith as pages F-1 through F-9.

                                AMARU, INC.
                          (A DEVELOPMENT-STAGE COMPANY)

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

INDEPENDENT AUDITORS' REPORT OF MENDOZA BERGER & CO., LLP                    F-1

FINANCIAL STATEMENTS

       Balance Sheet                                                         F-2

       Statements of Operations                                              F-3

       Statements of Stockholders' Equity (Deficit)                          F-4

       Statements of Cash Flows                                              F-5

       Notes to Financial Statements                                         F-6

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Amaru, Inc.

We have audited the accompanying balance sheets of Amaru, Inc. (a Nevada corporation) (a development stage company) as of December 31, 2003 and 2002, and the related statements of operations, shareholders' equity
(deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Amaru, Inc. as of December 31, 2001 and from inception (September 1, 1999) through December 31, 2001 were audited by another auditor, whose report dated May 3, 2002 on these statements included an explanatory paragraph that describes the Company's recurring losses, negative working capital and shareholders' capital deficiency which raised substantial doubt as to the Company's ability to continue as a going concern as discussed in the notes to the financial statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. as of December 31, 2003 and 2002 and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company has been in the development stage since its inception, sustained losses and has used capital raised through the issuance of stock to fund activities, which raises substantial doubt as to its ability to continue as a going concern. Management's plans concerning these matters are also described in the notes to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mendoza Berger & Company, LLP

Irvine, California
March 15, 2004

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2003 AND 2002

                                                           DECEMBER    DECEMBER
                                                           31, 2003    31, 2002
                                                           ---------   ---------

ASSETS
     Current assets
Cash held in trust account                                 $  1,757    $      4
                                                           ---------   ---------
     Total assets                                          $  1,757    $      4
                                                           =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                           $  8,014    $  9,961
Loan from M2B World                                          19,790          --
Shareholder loans                                               657         657
                                                           ---------   ---------

     Total current liabilities                               28,461      10,618

     Shareholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
 authorized none issued                                          --          --
Common stock (par value $0.001) 20,000,000 shares
 authorized; 1,957,500 shares issued and
 outstanding at December 31, 2003 and December 31, 2002,
 respectively                                                 1,958       1,958
Paid in capital                                               4,342       4,342
Deficit accumulated during development stage                (33,004)    (16,914)
                                                           ---------   ---------

     Total shareholders' equity (deficit)                   (26,704)    (10,614)
                                                           ---------   ---------

     Total liabilities and shareholders' equity            $  1,757    $      4
                                                           =========   =========

         The accompanying notes to the financial statements are an integral part of this statement

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
        CUMULATIVE FROM INCEPTION (SEPTEMBER 1, 1999) TO DECEMBER 31, 2003

                                                                 CUMULATIVE FROM
                                       FOR THE        FOR THE       INCEPTION
                                      YEAR ENDED     YEAR ENDED    SEPTEMBER 1,
                                       DECEMBER       DECEMBER  1999 TO DECEMBER
                                       31, 2003       31, 2002       31, 2003
                                     ------------   ------------   ------------

Income                               $        --    $        --    $        --

Accounting and auditing fees               4,675            440          6,935
Legal fees                                 9,900          6,000         21,540
Corporate registration fees                1,515          1,104          4,529
                                     ------------   ------------   ------------
Total expenses                            16,090          7,544         33,004
                                     ------------   ------------   ------------

Loss before income taxes                 (16,090)        (7,544)       (33,004)
Income taxes                                  --             --             --
                                     ------------   ------------   ------------
Net loss                             $   (16,090)   $    (7,544)   $   (33,004)
                                     ============   ============   ============

Net loss per share                   $    (0.008)   $    (0.004)
                                     ============   ============
Weighted average number of common
shares outstanding                     1,957,500      1,957,500
                                     ============   ============

         The accompanying notes to financial statements are an integral part of this statement

                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
                   FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2003

                                            COMMON STOCK
                               -------------------------------------     DEFICIT        TOTAL
                                Number of    Par value   Additional    ACCUMULATED   STOCKHOLDERS'
                                 shares      $(0.001)     Paid-in        DURING        EQUITY
                                                          capital      DEVELOPMENT    (DEFICIT)
                                                                           STAGE
                               -----------  -----------  -----------   -----------   -----------
Common stock issued for
cash at par value
September 1, 1999                 900,000   $      900   $       --    $       --    $      900

Common stock issued for
legal services at par
value September 1, 1999           900,000          900           --            --           900

Net loss during period                              --           --        (1,982)       (1,982)
                               -----------  -----------  -----------   -----------   -----------
Balance at December 31, 1999    1,800,000        1,800           --        (1,982)         (182)

Common stock issued for cash
$0.03 per share                   152,500          153        4,197            --         4,350

Net loss                                            --           --        (3,725)       (3,725)
                               -----------  -----------  -----------   -----------   -----------
Balance at December 31, 2000    1,952,500        1,953        4,197        (5,707)          443

Shares issued for filing
services of $150 January
1, 2001 valued at $0.03
per share                           5,000            5          145            --           150

Net loss                                            --           --        (3,663)       (3,663)
                               -----------  -----------  -----------   -----------   -----------
Balance at December 31, 2001    1,957,500        1,958        4,342        (9,370)       (3,070)

Net loss                                            --           --        (7,544)       (7,544)
                               -----------  -----------  -----------   -----------   -----------
Balance at December 31, 2002    1,957,500        1,958        4,342       (16,914)      (10,614)

Net loss                                            --           --       (16,090)      (16,090)
                               -----------  -----------  -----------   -----------   -----------
Balance at December 31, 2003    1,957,500   $    1,958   $    4,342    $  (33,004)   $  (26,704)
                               ===========  ===========  ===========   ===========   ===========

 The accompanying notes to financial statements are an integral part of this statement

                                            F-4

                                        AMARU, INC.
                               (A DEVELOPMENT STAGE COMPANY)
                                 STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 AND
             CUMULATIVE FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2003

                                                                              CUMULATIVE FROM
                                                   FOR THE        FOR THE        INCEPTION
                                                  YEAR ENDED     YEAR ENDED     SEPTEMBER 1,
                                                   DECEMBER       DECEMBER   1999 TO DECEMBER
                                                   31, 2003       31, 2002       31, 2003
                                                 ------------   ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net (loss)                                  $   (16,090)       (7,544)      (33,004)
     Adjustment to reconcile net (loss) to net
     cash
     Shares issued for legal and filing
     services                                             --             --          1,050
Decrease in operating assets-
    Accounts receivable                                   --             67             --

Increase (decrease) in operating liabilities-
    Accounts payable                                  (1,947)         6,824          8,014
                                                 ------------   ------------   ------------
Cash flow from operating activities                  (18,037)          (653)       (23,940)

CASH PROVIDED FROM FINANCING ACTIVITIES
     Shareholder loans                                    --            657            657
     Loan from M2B World                              19,790         19,790
     Proceeds from sale of stock                          --             --          5,250
                                                 ------------   ------------   ------------
     Total provide from financing activities          19,790            657         25,697

Cash flow from all activities                          1,753              4          1,757

Cash balance at beginning of period                        4             --             --
                                                 ------------   ------------   ------------

Cash balance at end of year                      $     1,757    $         4    $     1,757
                                                 ============   ============   ============

The accompanying notes to financial statements are an integral part of this statement

                                            F-5

                                   AMARU, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                    FOR THE YEAR ENDED DECEMBER 31, 2003 AND
      FOR THE PERIOD FROM INCEPTION SEPTEMBER 1, 1999 TO DECEMBER 31, 2003

GENERAL

         Amaru, Inc. ("the Company") is a Nevada corporation incorporated September 1, 1999. The Company is in the development stage and its intent is to operate as a capital market access corporation and to acquire one or more existing businesses through merger or acquisition. The Company has had no business activity to date.

         The accompanying financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America, contemplates the continuation of the Company as a going concern. However, the Company has been in the development stage since its inception (September 1, 1999), sustained losses and has used capital raised through the issuance of stock and loans to fund activities. Continuation of the Company as a going concern is contingent upon establishing and achieving profitable operations. Such operations will require management to secure additional financing for the Company in the form of debt or equity.

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

INCOME TAXES

         The components of the deferred tax asset is as follows:

                                                         December      December
                                                         31, 2003      31, 2002
                                                         ---------     ---------
         Deferred tax assets:
             Net operating loss carry-forward            $ 11,200      $  5,700
             Valuation allowance                          (11,200)       (5,700)
                                                         ---------     ---------

         Net deferred tax assets                         $     --      $     --
                                                         =========     =========

         The Company had available approximately $33,000 and $16,900 of unused Federal net operating loss carry-forwards at December 31, 2003 and 2002, respectively, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2023. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2003 and 2002, valuations for the full amount of the net deferred tax asset were established due to the uncertainties as to the amount of the taxable income that would be generated in future years.

         Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                         December      December
                                                         31, 2003      31, 2002
                                                         ---------     ---------
         Statutory federal tax (benefit) rate              (34.0)%       (34.0)%
         Valuation allowance                                34.0%         34.0%
                                                         ---------     ---------
         Effective income tax rate                          0.00%         0.00%
                                                         =========     =========

EQUITY TRANSACTIONS

         In September 1999, the Company issued 900,000 shares of common stock to its President in exchange for cash of $900.

         In September 1999, the Company issued 900,000 shares of common stock in exchange for legal services valued at $900.

         In connection with private placements of its common stock, the Company has issued an aggregate of 152,500 shares of common stock in exchange for cash aggregating $4,350 and an additional 5,000 shares of common stock for services valued at $150.

RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2003 and 2002, the Company received legal services from a stockholder that aggregated $9,900 and $6,000 respectively. As of December 31, 2003, the Company owes the stockholder $7,074 for related services, and such amount is included in accounts payable in the accompanying balance sheet.

         The officers and directors of the Company receive no compensation for Company activity and the Company has reflected no expense in the statement of operations.

         The Company has no rented office space but uses the offices of one of the shareholders at no cost to the Company.

         The loan from M2B World Pte Ltd. ("M2B") is not evidenced by a note, bears no interest and is due on demand.

SUBSEQUENT EVENT

         The Company entered into and executed an "Agreement and Plan of Reorganization" with M2B World Pte Ltd., a Singapore corporation ("M2B") as of February 25, 2004. Pursuant to the terms of the agreement, the Company will acquired all of the outstanding shares of common stock of M2B in exchange for the issuance of approximately 19.5 million shares of common stock of the Company and 143,000 of preferred stock, which contains the right to convert to common stock at approximately 38.46 shares of common stock for each share of preferred stock (5,500,000 shares). Prior to the execution of the agreement two stockholders cancelled 728,750 shares each (1,451,500) to facilitate the transaction. The Company received a loan from M2B World in the amount of $19,790.

         Subsequent to the execution of the agreement the shareholders of M2B owned 97% of the Company.

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

Item 8a. Controls and Procedures
--------------------------------

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of December 31, 2003 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------------------

         The following table sets forth information concerning the sole director and executive officer of the Company:

Name                   Age       Title
----                   ---       ------

Sahra Partida           28        President, Secretary, Treasurer and  Director

         SAHRA PARTIDA, has been the director and officer of the Company until February, 2004. Ms. Partida has had six years experience in accounting, sales, marketing and secretarial corporate services. For the last 5 years, Ms. Partida has been employed in various administrative, sales and accounting positions at Physicians Group (1996-97); Apogee Sound (1997-98); Radian (1999-00) and Passione, Inc. (2000-present). Ms. Partida is a niece of Liliana Partida, the majority shareholder of the Company.

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

Following the closing of the acquisition of M2B World, the Company's officer and director resigned and the new officer and director was appointed.

Set forth below is the names of the person who currently constitutes the Board of Directors, together with information concerning such person. Each elected director will serve until the Company's next annual meeting of shareholders or until his successor shall be duly elected and shall qualify.

COLIN BINNY: Age 49, has served as the executive chairman and director of M2B World since 2000. Mr Binny held various senior management positions with local and global companies over the last 25 years. He is currently the Executive Chairman of M2B World, one of the leading broadband content providers in Asia. Mr Binny is also the Chairman of M2B Media Group and the Chairman of Metromedia Productions, a regional event company. From 1996 through 1999, Mr Binny was the President and CEO of UTV International (Singapore). Mr Binny obtained his marine engineering diploma from the Singapore Polytechnic in 1975.

EXECUTIVE OFFICERS

         Mr. Binny will serve as the Company's Chief Executive Officer, Chief Financial Officer and Secretary.

         The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

The Company has not adopted yet the code of ethics for its chief Chief Executive Officer and Chief Financial Officer following the acquisition with M2BWorld, but intends to adopt the code of ethics on its next meeting of the Board of Directors.

Item 10.  Executive Compensation
          ----------------------

         Sahra Partida was the sole officer and director of the Company in fiscal year 2003. She did not receive any compensation for her services as the director and/or officer of the Company in fiscal years 2000 and 2001. In August, 2000, the Company issued 5,000 shares of common stock for cash to Ms. Byman, prior officer and director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

The following table sets forth the
beneficial ownership of the Company's Common Stock and Preferred Stock as of February 25, 2004 by each person known to the Company to own more than five percent (5%) of the Company's Common Stock and by each of the Company's current directors and nominees for election as directors, and by all directors and officers of the Company as a group. The table has been prepared based on information provided to the Company by each shareholder and gives effect to the issuance of shares pursuant to the Agreement.

COMMON STOCK

                                           AMOUNT AND NATURE
NAME AND                                   OF BENEFICIAL              PERCENT
ADDRESS                                    OWNERSHIP (2)            OF CLASS (2)
-------                                    -------------            ------------

Colin Binny (1)                             4,527,972
Chief Executive Officer,                    Indirect (2)               22.64%
President, Chief Financial
Officer, Secretary and Director

M2B Media Pte Ltd (1)                       4,527,972(2)               22.64%
                                            Direct

Asian Venture Group Pte Ltd                 1,597,902                  7.98%
80 Robinson Road #17-02                     Direct
Singapore 068898

Asian Technology                            2,303,322                  11.52%
Resources Sdn Bhd                           Direct
FSBM Plaza 3539 Jalan Teknokrat 7
63000 Cyberjaya
Selangor Darul Ehsan
Malasia

Capital Hills Assets Limited                1,560,315                  7.80%
Offshore Incorporations Limited             Direct
P.O. Box 957 Offshore Incorporations
Centre
Tortola, British Virgin Islands

Wong Peng Koon                              1,634,615                  8.17%
64 Bayshore Road, #08-02                    Direct
Singapore 469984

Ho Pong Chong                               1,560,315                  7.80%
Block 46 Lengkok Bahru, #11-263             Direct
Singapore 138687

Lily Lee                                    1,486,014                  7.43%
30 Dover Rise, #01-11                       Direct
Singapore 138687

Chua Leong Hin                              1,263,112                  6.32%
Block 116 Jurong East                       Direct
Street 13, #17-390
Singapore

Shone Michael John                          1,857,517                  9.29%
5 CD Goodwood Hill                          Direct
Singapore 258904

Sahra Partida(3)                            0                             *%
former Director,                            Direct
President, Chief Financial
Officer and Secretary
c/o 610 Newport Center Dr.
Suite 1400, Newport Beach
California 92660

All Directors and Officers
as a Group (1 person)                       4,527,972                 22.64%
-------------------------------

*       Less than 1%

PREFERRED STOCK - SERIES A CONVERTIBLE PREFERRED STOCK (3)

                                           AMOUNT AND NATURE
NAME AND                                   OF  BENEFICIAL             PERCENT
ADDRESS                                    OWNERSHIP (5)            OF CLASS
-------                                    -------------            ------------

Colin Binny (1)                             26,000
Chief Executive Officer,                    Indirect (2)               18.18%
President, Chief Financial
Officer, Secretary and Director

M2B Media Pte Ltd (1)                       26,000(2)                  18.18%
                                            Direct

Asian Venture Group Pte Ltd                 19,500                     13.64%
80 Robinson Road #17-02                     Direct
Singapore 068898

Phua Sui Ling                               35,750                     25.00%
Block 96 Toa Payoh                          Direct
Lorong 3, #15-34, Singapore 310096

Annie Lin                                   35,750                     25.00%
36 Hartley Grove                            Direct
Singapore 457897

Sahra Partida                               0                            *%
former Director,                            Direct
President, Chief Financial
Officer and Secretary
c/o 610 Newport Center Dr.
Suite 1400, Newport Beach
California 92660

All Directors and Officers
as a Group (1 person)                        26,000                   22.64%
-------------------------------

*       Less than 1%

As used in this table, "beneficial ownership" is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to the shares shown. Except as indicated by footnote and subject to community property laws where applicable, to the Company's knowledge the stockholders named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(1) C/o Amaru, Inc. address: 112 Middle Road, #08-01 Middle House, Singapore 188970. Based on the total of 20,000,000 shares of common stock outstanding as of February 27, 2004.

(2) Based on a total of 4,527,927 shares of common stock of Amaru, Inc. held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of M2B Media Pte Ltd and 26,000 shares of Series A Convertible Preferred Stock. Upon conversion of 26,000 shares of Series A Preferred Stock, M2B Media Pte Ltd and Mr. Binny and his wife, indirectly, will be entitled to 1,000,000 shares of common stock of the Company.

(3)      Each share of Series Convertible A Preferred Stock is convertible to
         38.461538 shares of the Company's common stock.

The Company intends to file an amendment to its Articles of Incorporation to increase its authorized capital to 200,000,000 shares of common stock upon the effectiveness of the Schedule 14C which has been mailed to its shareholders.

         The following table presents certain information regarding beneficial ownership of the Company's common stock as of December 31,2003. A certain beneficial owner is defined as: (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of common stock, (ii) each director and executive officer of the Company, and (iii) all directors and executive officers as a group. Unless otherwise indicated, each person in the table has sole voting and investment power as to the shares shown.

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
  a Group (2 persons)

------------------------
* Less than 1%
(1) C/o Company's address: 610 Newport Center Drive, Suite#1400, Newport Beach, California, 92660.

         Based on 1,957,500 shares of Common Stock outstanding as of December 31, 2003.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

         In fiscal year 2003, the Company had no operating business and engaged in no transactions in which Ms. Partida has had any direct or indirect material interest.

         In addition to the Company, Ms. Partida serves as the director and officer of other companies that contemplate the same business activities as the Company and thus compete directly with the Company. Including the Company, these companies are listed in Item 9 above. As a result and Ms. Partida will have a conflict of interest with respect to prospective Merger Targets and presenting the corporate opportunity to the Company. In general, officers and directors of a corporation incorporated under the laws of the State of Nevada are required to present certain business opportunities to such corporation, and the laws of the state of Nevada further provide rights and remedies to shareholders in the event such duty is breached. As a result of Ms. Partida's business associations with multiple companies she will have conflicting interests. Therefore, the Company has agreed that with respect to conflicts of interest amongst these companies related to the allocation of opportunities to negotiate and Merge with Merger Targets, the Company will waive any conflict or claim related to Ms. Partida's fiduciary duty.

Use of Office Space Leased by Our Management

       The Company did not own or leased any real property in fiscal year 2003. Pursuant to an oral agreement with The Law Offices of Iwona J. Alami, Esq., a firm controlled by a stockholder, we utilized the office space and related facilities of such firm as our principal executive office at no charge.

Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------

(a)  Exhibits

Exhibit Number             Description
--------------             -----------

Exhibit Number      Description
--------------      -----------
2.1                 Agreement and Plan of Reorganization with M2B World Pte
                    Ltd.**

3.1                 Articles of Incorporation*

3.2                 Bylaws*

4.1 Form of Subscription Agreement executed by investors in the Private Placement*

31 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

--------------------------------

* Previously filed with the Securities and exchange Commission on Form 10-SB. **Previously filed with the Securities and Exchange Commission on Form 8-K.

(b) Reports on Form 8-K

       Report on Form 8-K waw filed during the fourth quarter of 2003 (Item 5).

ITEM 14.  PRINCIPAL FEES AND SERVICES.

Set forth below are fees paid to the Company's independent accountants for the past two years for the professional services performed for the Company.

Audit Fees: We agreed to pay Mendoza Berger & Company LLP a total of $2,500 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2002.

We agreed to pay Mendoza Berger & Company LLP a total of $1,000 for professional services rendered in connection with performance of our independent audit for the year ending December 31, 2003.

Audit Related Fees: None

Tax Fees: None

We agreed to pay Mendoza Berger & Company LLP a total of $1,500 for professional services rendered in connection with the reviews of the March 31, 2003, June 30, 2003 and September 30, 2003, Forms 10-QSB.

                                   Signatures
                                   ----------

    In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Amaru, Inc.

                              By /s/
                                   --------------------------------------------
                                   Colin Binny, President, Secretary and
                                    Treasurer
                                      Date:3/30/04

    Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               By /s/ Colin Binny
                                   --------------------------------------------
                                   Colin Binny, President, Secretary and
                                    Treasurer
                                      Date: 3/30/04