Form 10QSB
period 2004-03-31
AMARU INC
filed 2004-05-24
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2004

( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______

                        COMMISSION FILE NUMBER 000-32695

                                   AMARU, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                         88-0490089
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

  112 Middle Road, #08-01 Middland House,  Singapore 188970 (011)(65) 6332 9287
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

The number of shares of the registrant's common stock as of May 20, 2004:
20,000,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                F-1

(a)      Consolidated Balance Sheets                                         F-2
(b)      Consolidated Statements of Operations                               F-3
(c)      Consolidated Statement of Shareholders' Equity (deficit)            F-4
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Financial Statements                                       F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     3

Item 3.  Controls and Procedures                                              4

PART II. OTHER INFORMATION                                                    5

Item 1.  Legal Proceedings                                                    5

Item 2.  Changes in Securities and Use of Proceeds                            5

Item 3.  Defaults On Senior Securities                                        5

Item 4.  Submission of Items to a Vote                                        5

Item 5.  Other Information                                                    5

Item 6.                                                                       5

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   6

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                TABLE OF CONTENTS

Balance Sheets...............................................................F-2

Statements of Operations.....................................................F-3

Statement of Changes in Stockholders' Equity (Deficit).......................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6


                            AMARU, INC. & SUBSIDIARY
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003



                                                           MARCH 31, 2004
                                                           (CONSOLIDATED)    DECEMBER 31,
                                                             (UNAUDITED)        2003
                                                             -----------     -----------
ASSETS
     Current assets
Cash and cash equivalents                                    $   88,159      $   60,307
Accounts receivable                                              12,108          14,097
Other receivable                                                     --          20,554
Prepaid expenses                                                 17,390          33,758
Deposits                                                          1,699              --
                                                             -----------     -----------
     Total current assets                                       119,356         128,716

     Non current assets
Property, equipment and software, net                         2,436,803          18,866
Product development, net                                        270,485         297,402
Investment at equity                                                 --       1,403,493
Other                                                             2,708           2,708
                                                             -----------     -----------
     Total non current assets                                 2,709,996       1,722,469
                                                             -----------     -----------

     Total assets                                            $2,829,352      $1,851,185
                                                             ===========     ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                             $  538,109      $   64,738
Accounts payable- related parties                                    --         423,444
Line of credit                                                    4,891          58,188
Term loan current portion                                            --           5,007
Income tax payable                                              178,914          36,994
Advances from parent                                             58,276          55,518
                                                             -----------     -----------
     Total current liabilities                                  780,190         643,889

     Shareholders' equity
Series A convertible preferred stock (par value $0.001)
  5,000,000 shares authorized: 143,000 and 0 shares
  issued and outstanding at March 31, 2004 and
  December 31, 2003, respectively                                   143              --
Common stock (par value $0.001) 20,000,000 shares
  authorized; 20,000,000 shares issued and outstanding
  at March 31, 2004 and 18,136,364 at December 31, 2003          20,000          18,136
Paid in capital                                               1,287,585         867,292
Subscribed common stock, 0 and 337,513 shares at
  March 31, 2004 and December 31, 2003, respectively.                --         128,255
Retained earnings                                               698,718         160,696
Comprehensive loss on translation                                42,716          32,917
                                                             -----------     -----------
     Total shareholders' equity                               2,049,162       1,207,296
                                                             -----------     -----------


     Total liabilities and shareholders' equity              $2,829,352      $1,851,185
                                                             ===========     ===========

                      The accompanying notes to financial statements
                          are an integral part of this statement


                                 AMARU, INC. & SUBSIDIARY
                                   STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (UNAUDITED)


                                                         FOR THE THREE
                                                          MONTHS ENDED     FOR THE THREE
                                                         MARCH 31, 2004     MONTHS ENDED
                                                         (CONSOLIDATED)    MARCH 31, 2003
                                                          -------------     -------------
Revenue                                                   $  1,036,521      $      1,621
Cost of services                                               116,034             6,797
                                                          -------------     -------------
Gross profit (loss)                                            920,487            (5,176)

Distribution costs                                               8,973             3,255
Administrative expenses                                        180,862            51,663
                                                          -------------     -------------
 Total expenses                                                189,835            54,918

                                                          -------------     -------------
Income (loss) from operations                                  730,652           (60,094)
Finance expenses                                                  (454)             (925)
Income taxes                                                  (159,172)               --
                                                          -------------     -------------
Net income (loss)                                         $    571,026      $    (61,019)
                                                          =============     =============

Earnings (net loss) per share                             $       0.03      $      (0.00)
                                                          =============     =============
Weighted average number of common shares outstanding        19,088,384        17,727,273
                                                          =============     =============

                      The accompanying notes to financial statements
                          are an integral part of this statement


                                                AMARU, INC. & SUBSIDIARY
                                            STATEMENT OF STOCKHOLDERS' EQUITY
                                       AS OF DECEMBER 31, 2003 AND MARCH 31, 2004

                              Series A Convertible
                                 Preferred Stock            Common Stock
                             ----------------------- ------------------------------
                                                                                                                         Accumulated
                                                                                                                           Total
                                                                         Additional                                        stock-
                                Number   Par Value   Number of  Par value  Paid-in     Subscribed   Retained  Translation  holders'
                              of Shares  ($0.001)      shares   ($0.001)   capital       stock      Earnings     gain      equity
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2002          --   $     --     17,727,273   $17,727    $753,701      $82,844   $121,166  $ (4,475) $  970,963


Common stock issued for cash       --         --        409,091       409     113,591           --         --        --     114,000

Common stock subscribed at
 various dates                     --         --             --        --          --       45,411         --        --      45,411

Net income                         --         --             --        --          --           --     39,530        --      39,530

Comprehensive gain on
translation                        --         --             --        --          --           --         --    37,392      37,392
                                                                                                                         -----------
Comprehensive income                                                                                                         76,922
                             -------------------------------------------------------------------------------------------------------

Balance December 31, 2003          --         --     18,136,364    18,136     867,292      128,255    160,696    32,917   1,207,296


Shares issued for cash
Feb. 10, 2004                      --         --      1,363,636     1,364     414,636     (128,255)        --        --     287,745

Reverse acquisition           143,000        143        500,000       500       5,657           --   (33,004)        --     (26,704)

Net income                         --         --             --        --          --           --    571,026        --     571,026

Comprehensive gain on
translation                        --         --             --        --          --           --         --     9,799       9,799
                                                                                                                         -----------
Comprehensive income                                                                                                        580,825
                             -------------------------------------------------------------------------------------------------------

Balance March 31, 2004
(Unaudited)                   143,000  $     143     20,000,000   $20,000  $1,287,585      $    --   $698,718  $ 42,716  $2,049,162
                             =======================================================================================================


                                     The accompanying notes to financial statements
                                         are an integral part of this statement


                            AMARU, INC. & SUBSIDIARY
                             STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                    FOR THE THREE
                                                     MONTHS ENDED     FOR THE THREE
                                                    MARCH 31, 2004     MONTHS ENDED
                                                    (CONSOLIDATED)    MARCH 31, 2003
                                                     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                             $   571,026        $   (61,019)
     Adjustments to reconcile net income (loss)
       to cash (used) or provided by operations
     Amortization                                       29,205             30,643
     Depreciation                                        3,021              8,374

   Changes in operating assets and liabilities
     Accounts receivable                                 1,989              4,549
     Prepaid and other                                  35,223                378
     Pccounts payable                                   50,041             (1,107)
     Income tax payable                                141,920               (111)
     Other                                               9,799             (8,443)
                                                   ------------       ------------
Cash provided from operating activities                842,224            (26,736)

CASH USED IN INVESTING ACTIVITIES
     Software development cost                          (2,288)                --
     Acquisition of software                        (1,016,734)                --
     Acquisition of equipment                             (731)                --
                                                   ------------       ------------
Cash used in investing activities                   (1,019,753)                --

CASH PROVIDED FROM FINANCING ACTIVITIES
     Payable to related party                            2,644             (2,130)
     Payments on line of credit and loans              (58,304)           (10,373)
     Recapitalization of M2B World Pte. Ltd.           (33,004)                --
     Proceeds from sale of stock                       294,045                 --
     Proceeds from stock subscriptions                      --             38,368
                                                   ------------       ------------
Total provide from financing activities                205,381             25,865

Cash flow from all activities                           27,852               (871)

Cash balance at beginning of period                     60,307             57,700
                                                   ------------       ------------

Cash balance at end of year                        $    88,159        $    56,829
                                                   ============       ============


                 The accompanying notes to financial statements
                     are an integral part of this statement

                            AMARU, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


BASIS OF PRESENTATION
---------------------

The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8Ka, filed on May 24, 2004.

REORGANIZATION
--------------

As of February 25, 2004, the Company made an agreement which provides for the reorganization of M2B World Pte. Ltd., a Singapore corporation with and into Amaru, Inc. (Amaru), a Nevada corporation, with M2B World Pte. Ltd. (M2B), becoming a wholly-owned subsidiary of Amaru. The agreement is for the exchange of 100% of the outstanding Common Stock of M2B World Pte. Ltd. for 19,500,000 common shares and 143,000 Series A convertible preferred shares of Amaru, which are each convertible into 38.461538 shares of Amaru common stock.

The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, M2B World Pte. Ltd. was considered the accounting acquiror and the related business combination was considered a recapitalization of M2B World Pte. Ltd. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of M2B World Pte. Ltd. and the name of the consolidated Company going forward will be Amaru, Inc. and Subsidiary.

On this basis, the historical financial statements prior to February 28, 2004 have been restated to be those of the accounting acquirer M2B World Pte. Ltd. The historical stockholders' equity prior to the reverse acquisition has been retroactively restated (a recapitalization) for the equivalent number of shares received in the acquisition after giving effect to any difference in par value of the issuer's and acquirer's stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE, THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

General

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

The restructuring and re-capitalization has been treated as a reverse acquisition with M2B World becoming the accounting acquirer. The historical financial statements prior to the closing of the transaction are those of M2B World.

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

RESULTS OF OPERATIONS
---------------------

Three Months Ended March 31, 2004 Compared With Three months Ended March
31,2003.

Revenues for the three months ended March 31, 2004 increased to $1,036,521 from $1,621 for the three months ended March 31, 2003. The increase of $1,034,900 resulted primarily from advertising and content syndication revenues arising out of the launch of newly enhanced broadband sites in the last four months of 2003, from September 2003 to December 2003. The Company was in the process of constructing and enhancing some of its broadband sites for the period ended 31 March 2003.

The cost of services for the three months ended March 2004 increased to $116,034 from $6,797 in the three months ended March 2003. The increase of $109,237 resulted primarily from the acquisition of license rights for the broadband sites.

Administrative expenses for the three months ended March 2004 increased to $180,862 from $51,663 for the three months ended March 2003. The increase of $129,199 resulted primarily from legal and other professional fees paid in the three months ended March 2004.

LIQUIDITY AND SOURCES OF CAPITAL
---------------------------------

The Company had cash of S$88,159 at March 31, 2004, as compared to cash of S$56,829 at March 31, 2003.

The Company believes that cash generated from its operations which is able to cover its daily running cost and overheads.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2004 to expand its broadband coverage by launching new broadband sites in North America and Asia.

In North America, the Company intends to launch new entertainment and business training content sites in 2004. In Asia, the Company plans to launch new health and wellness, and business training content sites in 2004. At least one broadband entertainment site is also planned for launching streaming content on a worldwide basis in 2004. In the area of E-Commerce, the Company plans to launch one shopping mall for health and wellness products online.

To achieve its plans, the Company will seek to fund its new growth activities through equity financing.


ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2. Changes in securities and use of proceeds

During the quarter ended March 31, 2004, the Company issued 19,500,000 "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock to the shareholders of M2B World pursuant to the Agreement and Plan Reorganization by and between the Company, M2B World and the shareholders of M2B World. The shares of the Company's common stock and preferred stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 505 and 506 of Regulation D of the Securities Act of 1933.

Item 3. Defaults on senior securities                         NONE

Item 4. Submission of items to a vote                         NONE

Item 5. Other information                                     NONE

Item 6.

(a) Exhibits
    --------

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

b) Reports on 8K during the quarter: Form 8-K (Items 1,2 and 7).

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                AMARU, INC.
Date: May 24, 2004
                                By  /s/ Colin Binny
                                    --------------------------------------------
                                    President and Chief Financial Officer