Form 10QSB
period 2004-06-30
AMARU INC
filed 2004-08-19
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004

                                       or

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

            112 Middle Road, #08-01 Middland House, Singapore 188970
            -----------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number: (011) (65) 6332 9287
                           --------------
           610 Newport Center Drive, Suite 1400, Newport Beach, CA 92660
           ---------------------------------------------------------------
                   Issuer's previous address
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes X   No
   ---     ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: as of June 30, 2004, there were 20,000,000 shares of Common Stock, par value $.001 per share, outstanding.


Transitional Small Business Disclosure Format (check one):

Yes      No X
   ---     ---

                                         AMARU, INC. AND SUBSIDIARY

                             FORM 10-QSB QUARTERLY REPORT
                   FOR THE SECOND QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

Forward-Looking Statements

PART I

Item 1.  Financial Statements
Item 2.  Management's Discussion and Analysis or Plan of Operation
Item 3.  Controls and Procedures

PART II

Item 1.  Legal Proceedings
Item 2.  Changes in Securities
Item 3.  Defaults Upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

Signatures

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This Form 10-QSB contains forward-looking statements about the business, financial condition and prospects of the Company that reflect assumptions made by management and management's beliefs based on information currently available to it. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of management's assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, the Company's actual results may differ materially from those indicated by the forward-looking statements.

     The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, the acceptance by customers of the Company's products and services, the Company's ability to develop new products and services cost-effectively, the ability of the Company to raise capital in the future, the development by competitors of products or services using improved or alternative technology, the retention of key employees and general economic conditions.

     There may be other risks and circumstances that management is unable to predict. When used in this Form 10-QSB, words such as, "believes," "expects," "intends," "plans," "anticipates" "estimates" and similar expressions are intended to identify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions. All forward-looking statements are intended to be covered by the safe harbor created by Section 21E of the Securities Exchange Act of 1934.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AMARU, INC. & SUBSIDIARY
                              FINANCIAL STATEMENTS
                                  JUNE 30, 2004

                                TABLE OF CONTENTS

Balance Sheets                                                 5

Statements of Operations                                       6

Statement of Stockholders' Equity                              7

Statements of Cash Flows                                       8

Notes to Financial Statements                                  9



                                    AMARU, INC. AND SUBSIDIARY
                                          BALANCE SHEETS


                                                                      JUNE 30, 2004
                                                                      (CONSOLIDATED) DECEMBER 31,
                                                                       (UNAUDITED)       2003
                                                                       ------------  ------------
ASSETS
     Current assets
Cash and cash equivalents                                              $    60,240   $    60,307
Accounts receivable                                                        213,823        14,097
Other receivables                                                            1,660        20,554
Prepaid expenses                                                             4,211        33,758
                                                                       ------------  ------------
     Total current assets                                                  279,934       128,716

    Non current assets
Property, equipment and software. net                                    2,412,097        18,866
Product development costs, net                                             238,458       297,402
Investment, at equity                                                           --     1,403,493
Other                                                                           --         2,708
                                                                       ------------  ------------
     Total non current assets                                            2,650,555     1,722,469
                                                                       ------------  ------------

Total assets                                                           $ 2,930,489   $ 1,851,185
                                                                       ============  ============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                       $   697,251   $    64,738
Accounts payable - related parties                                         202,982       423,444
Line of credit                                                              52,214        58,188
Term loan - current portion                                                     --         5,007
Income tax payable                                                         112,835        36,994
Advances from parent                                                            --        55,518
                                                                       ------------  ------------
    Total current liabilities                                            1,065,282       643,889

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 143,000 and 0 shares issued and outstanding at
  June 30, 2004 and December 31, 2003, respectively                            143            --
Common stock (par value $0.001) 200,000,000 shares authorized;
  20,000,000 shares issued and outstanding at June 30, 2004 and
  18,136,364 at December 31, 2003, respectively                             20,000        18,136
Paid in capital                                                          1,287,585       867,292
Subscribed common stock, 400,000 and 337,513 shares at June 30, 2004
  and December 31, 2003 respectively                                        20,000       128,255
Retained earnings                                                          512,792       160,696
Comprehensive gain on currency translation                                  24,687        32,917
                                                                       ------------  ------------
   Total shareholders' equity                                            1,865,207     1,207,296
                                                                       ------------  ------------

Total liabilities and shareholders' equity                             $ 2,930,489   $ 1,851,185
                                                                       ============  ===========


     The accompanying notes to financial statements are an integral part of these statements

                                                5


                                                  AMARU, INC. AND SUBSIDIARY
                                                   STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                                         (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                                ------------------------------   -----------------------------
                                                                JUNE 30, 2004      JUNE 30,      JUNE 30, 2004     JUNE 30,
                                                                (CONSOLIDATED)       2003        (CONSOLIDATED)      2003
                                                                 -------------   -------------   -------------   -------------
Revenue                                                          $  2,124,211    $      4,224    $  1,087,690    $      2,603
Cost of services                                                    1,120,861           9,631       1,004,827           2,834
                                                                 -------------   -------------   -------------   -------------
Gross profit                                                        1,003,350          (5,407)         82,863            (231)

Operating and administrative expenses
  Distribution costs                                                  213,416           4,605         204,443           4,605
  General and administrative expenses                                 291,491          98,959         110,629          44,041
                                                                 -------------   -------------   -------------   -------------
  Total expenses                                                      504,907         103,564         315,072          48,646

Income from operations                                                498,443        (108,971)       (232,209)        (48,877)

Other (income) expense
  Interest expenses                                                       945           1,813             491             888
  Income taxes                                                        112,398              --         (46,774)             --
                                                                 -------------   -------------   -------------   -------------
Net income (loss)                                                $    385,100    $   (110,784)   $   (185,926)   $    (49,765)
                                                                 =============   =============   =============   =============

Earnings (loss) per share-basic and diluted                      $       0.02    $      (0.01)   $      (0.01)   $      (0.00)
                                                                 =============   =============   =============   =============
Weighted average number of common shares
  outstanding-basic and diluted                                    19,538,961      17,727,273      20,000,000      17,727,273
                                                                 =============   =============   =============   =============



                    The accompanying notes to financial statements are an integral part of these statements



                                                     AMARU, INC. AND SUBSIDIARY
                                                  STATEMENT OF SHAREHOLDERS' EQUITY

                             Series A Convertible
                                 Preferred Stock            Common Stock
                             ----------------------- ------------------------------
                                                                                                                           Total
                                                                         Additional                            Currency    share-
                                Number   Par Value   Number of  Par value  Paid-in     Subscribed   Retained  Translation  holders'
                              of Shares  ($0.001)      shares   ($0.001)   capital       stock      Earnings  gain (loss)   equity
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2002          --   $     --     17,727,273   $17,727    $753,701      $82,844   $121,166  $ (4,475) $  970,963


Common stock issued for cash       --         --        409,091       409     113,591           --         --        --     114,000

Common stock subscribed at
 various dates                     --         --             --        --          --       45,411         --        --      45,411

Net income                         --         --             --        --          --           --     39,530        --      39,530

Comprehensive gain on
 currency translation              --         --             --        --          --           --         --    37,392      37,392
                                                                                                                         -----------
Comprehensive income                                                                                                         76,922
                             -------------------------------------------------------------------------------------------------------

Balance December 31, 2003          --         --     18,136,364    18,136     867,292      128,255    160,696    32,917   1,207,296


Shares issued for cash
Feb. 10, 2004                      --         --      1,363,636     1,364     414,636     (128,255)        --        --     287,745

Reverse acquisition           143,000        143        500,000       500       5,657           --   (33,004)        --     (26,704)

Common Stock subscribed
(400,000 shares)                   --         --             --        --          --       20,000         --        --      20,000

Net income                         --         --             --        --          --           --    385,100        --     385,100

Comprehensive loss on
currency translation               --         --             --        --          --           --         --    (8,230)     (8,230)
                                                                                                                         -----------
Comprehensive income                                                                                                        376,870
                             -------------------------------------------------------------------------------------------------------
Balance June 30, 2004
(consolidated)(Unaudited)     143,000  $     143     20,000,000   $20,000  $1,287,585      $20,000   $512,792  $ 24,687  $1,865,207
                             =======================================================================================================

                       The accompanying notes to financial statements are an integral part of these statements

                                                                 7



                             AMARU, INC. AND SUBSIDIARY
                              STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                    (UNAUDITED)

                                                        FOR THE SIX MONTHS ENDED
                                                    -------------------------------
                                                    JUNE 30, 2004
                                                    (CONSOLIDATED)    JUNE 30, 2003
                                                    --------------   --------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                               $     385,100    $    (110,784)
    Adjustments to reconcile net income (loss)
    Amortization                                           58,944           56,073
    Depreciation                                            5,715           15,508
 Changes in operation assets and liabilities
    Accounts receivable                                  (199,726)            (286)
    Prepaid and other receivables                          48,441            2,936
    Accounts payable                                      209,183           (1,066)
    Income tax payable                                     75,841              (21)
                                                    --------------   --------------
Cash provided from (used in) operating activities         583,498          (37,640)

CASH USED IN INVESTING ACTIVITIES
    Acquisition of software                              (988,395)              --
    Acquisition of equipment                               (4,350)              --
                                                    --------------   --------------
Cash used in investing activities                        (992,745)              --

CASH PROVIDED FROM FINANCING ACTIVITIES
   Addition (payment) to related parties                  147,350           (1,568)
   Addition (payment) of line of credit and loans         (10,981)           3,283
   Re-capitalization of M2B World Pte. Ltd                (26,704)              --
   Proceeds from sale of stock                            287,745           38,368
   Proceeds from stock subscriptions                       20,000               --
                                                    --------------   --------------
Total provided from financing activities                  417,410           40,083

Comprehensive loss from translation                        (8,230)          (2,757)

Cash flow from all activities                                 (67)            (314)

Cash balance at beginning of period                        60,307           57,700
                                                    --------------   --------------

Cash balance at end of period                       $      60,240    $      57,386
                                                    ==============   ==============

 The accompanying notes to financial statements are an integral part of these statements

                                         8

                            AMARU, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)


BASIS OF PRESENTATION
---------------------

The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8-K/A, filed on May 24, 2004.

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

CAPITAL STOCK
-------------
The Company received subscriptions for 400,000 shares of common stock valued at $20,000 pursuant to the Company's 2004 Equity Compensation Plan.

SUBSEQUENT EVENT
-----------------
Subsequent to June 30, 2004 the Company issued 500,000 shares of common stock for future services valued at $25,000.

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

General

As of February 25, 2004 (the "Closing Date"), Amaru, Inc. (the "Company") acquired M2B World Pte Ltd., a Singapore corporation ("M2B World") in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of newly issued Company's Series A Convertible Preferred Stock can be converted to
38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding.

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

Results of Operations
----------------------

Results of operations for the three months and six months ended June 30, 2004 compared with three months and six months ended June 30, 2003.

Revenues for the six months ended June 30, 2004 increased to $2,124,211 from $4,224 for the six months ended June 30, 2003. The increase of $2,119,987 resulted primarily from advertising and content syndication revenues arising out of the launch of newly enhanced broadband sites. The Company's process of constructing and enhancing its broadband sites, resulted in additional advertising revenue of $1,087,690 for the three months ended June 30, 2004 compared to $2,603 for the three months ended June 30, 2003.

The cost of services for the six months ended June 30, 2004 increased to $1,120,861 from $9,631 in the six months ended June 30, 2003. The increase of $1,111,230 resulted primarily from the acquisition of rights for the broadband sites. The cost of services incurred for the three months ended June 30, 2004 accounted for $1,004,827 compared to $2,884 for the three months ended June 30, 2003.

General and administrative expenses for the six months ended June 30, 2004 increased to $291,491 from $98,959 for the six months ended June 30, 2003. The increase of $192,532 resulted primarily from legal and other professional fees paid in the six months ended June 30, 2004. The Company incurred additional administrative fees of $110,629 in the three months ended June 30, 2004 compared to $44,041 for the three months ended June 30, 2003. The high administrative expenses was due primarily to the reverse merger and reorganization of M2B World and Amaru Inc.

Distribution costs for the six months ended June 30, 2004 increased to $213,416 from $4,605 in the six months ended June 30, 2003. The main increase in distribution costs was incurred in the three months ended June 30, 2004 which accounted for $204,443 compared to $4,605 for the three months ended June 30, 2003. This was needed for the Company to market its broadband sites on an international basis.

Liquidity and Capital Resources
-------------------------------

The Company had cash of $60,240 at June 30, 2004, as compared to cash of $60,307 at December 31, 2003.

The Company believes that cash generated from its operations will is able to cover its daily running cost and overheads.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2004 to expand its broadband coverage by launching new broadband sites in North America and Asia.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2004. As of June 2004, one new entertainment site and one new business training site had been launched in North America. In Asia, one new business training site had been launched in 2004. At least one new broadband entertainment site is also planned for launching streaming content on a worldwide scale in 2004. In the area of E-commerce, the Company plans to launch one new shopping mall for health and wellness products online.

The Company has completed its prototype content for 3G (third generations) mobile phones. The Company is working with mobile operators on the possibility of launching this new content in the later half of 2004 or first quarter of 2005.

To achieve its plans, the Company is seeking to fund its new growth activities through equity financing. The Company plans to use the proceeds of such financing for expansion of its operations.

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2. Changes in securities and use of proceeds            NONE


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

b) Reports on 8-K during the quarter: Form 8-K\A (Items 5 and 7) filed 5/24/04.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMARU, INC.
Date: August 17, 2004
                                    By /s/ Colin Binny
                                    --------------------------------------------
                                    President and Chief Financial Officer