Form 10QSB/A
period 2004-03-31
AMARU INC
filed 2004-10-20
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A


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

  112 Middle Road, #08-01 Midland House,  Singapore 188970 (011)(65) 6332 9287
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)

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

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements                                                F-1

(a)      Balance Sheets                                                      F-2
(b)      Statements of Operations                                            F-3
(c)      Statement of Shareholders' Equity (deficit)                         F-4
(d)      Statements of Cash Flows                                            F-5
(e)      Notes to Financial Statements                                       F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     3

Item 3.  Controls and Procedures                                              6

PART II. OTHER INFORMATION                                                    7

Item 1.  Legal Proceedings                                                    7

Item 2.  Changes in Securities and Use of Proceeds                            7

Item 3.  Defaults On Senior Securities                                        7

Item 4.  Submission of Items to a Vote                                        7

Item 5.  Other Information                                                    7

Item 6.                                                                       7

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   8

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

Statements of Operations.....................................................F-3

Statement of Changes in Stockholders' Equity (Deficit).......................F-4

Statements of Cash Flows.....................................................F-5

Notes to Financial Statements................................................F-6


                            AMARU, INC. & SUBSIDIARY
                                 BALANCE SHEETS
                   AS OF MARCH 31, 2004 AND DECEMBER 31, 2003

                                                           MARCH 31, 2004
                                                           (CONSOLIDATED)    DECEMBER 31,
                                                             (UNAUDITED)        2003
                                                             -----------     -----------
ASSETS
     Current assets
Cash and cash equivalents                                    $   88,159      $   60,307
Accounts receivable                                              12,108          14,097
Other receivable                                                     --          20,554
Prepaid expenses                                                 17,390          33,758
Deposits                                                          1,699              --
                                                             -----------     -----------
     Total current assets                                       119,356         128,716

     Non current assets
Property and equipment                                           16,576          18,866
Product development, net                                        270,485         297,402
Investment at equity                                                 --       1,403,493
License                                                       2,420,227              --
Other                                                             2,708           2,708
                                                             -----------     -----------
     Total non current assets                                 2,709,996       1,722,469
                                                             -----------     -----------

     Total assets                                            $2,829,352      $1,851,185
                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                            $    62,623      $   64,738
Accounts payable- related parties                               475,486         423,444
Line of credit                                                    4,891          58,188
Term loan current portion                                            --           5,007
Income tax payable                                              178,914          36,994
Advances from parent                                             58,276          55,518
                                                             -----------     -----------
     Total current liabilities                                  780,190         643,889

     Shareholders' equity
Series A convertible preferred stock (par value $0.001)
  5,000,000 shares authorized: 143,000 and 0 shares
  issued and outstanding at March 31, 2004 and
  December 31, 2003, respectively                                   143              --
Common stock (par value $0.001) 20,000,000 shares
  authorized; 20,000,000 shares issued and outstanding
  at March 31, 2004 and 18,136,364 at December 31, 2003          20,000          18,136
Paid in capital                                               1,254,581         867,292
Subscribed common stock, 0 and 337,513 shares at
  March 31, 2004 and December 31, 2003, respectively.                --         128,255
Retained earnings                                               731,722         160,696
Comprehensive gain on currency translation                       42,716          32,917
                                                             -----------     -----------
     Total shareholders' equity                               2,049,162       1,207,296
                                                             -----------     -----------

     Total liabilities and shareholders' equity              $2,829,352      $1,851,185
                                                             ===========     ===========

                      The accompanying notes to financial statements
                          are an integral part of this statement


                                 AMARU, INC. & SUBSIDIARY
                                   STATEMENTS OF INCOME
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                        (UNAUDITED)

                                                         FOR THE THREE
                                                          MONTHS ENDED     FOR THE THREE
                                                         MARCH 31, 2004     MONTHS ENDED
                                                         (CONSOLIDATED)    MARCH 31, 2003
                                                          -------------     -------------
Revenue:
  Licensing and advertising                               $  1,005,917      $      1,621
  E-commerce                                                    11,979                --
  Other income                                                  18,625                --
                                                          ------------      ------------
    Total revenue                                            1,036,521             1,621
Cost of services include $68,404 of services
  purchased from related party at March 31, 2004)              116,034             6,797
                                                          -------------     -------------
Gross profit (loss)                                            920,487            (5,176)

Distribution costs                                               8,973             3,255
Administrative expenses                                        180,862            51,663
                                                          -------------     -------------
 Total expenses                                                189,835            54,918

                                                          -------------     -------------
Income (loss) from operations                                  730,652           (60,094)

Finance expenses                                                  (454)             (925)
Income taxes                                                   159,172                --
                                                          -------------     -------------
Net income (loss)                                         $    571,026      $    (61,019)
                                                          =============     =============

Earnings (loss) per share - basic and diluted             $       0.03      $      (0.00)
                                                          =============     =============
Weighted average number of common shares
  outstanding - basic and diluted                           19,088,384        17,727,273
                                                          =============     =============

                      The accompanying notes to financial statements
                          are an integral part of this statement


                                                AMARU, INC. & SUBSIDIARY
                                            STATEMENT OF STOCKHOLDERS' EQUITY

                              Series A Convertible
                                 Preferred Stock            Common Stock
                             ----------------------- ------------------------------
                                                                                                                           Total
                                                                         Additional                                        stock-
                                Number   Par Value   Number of  Par value  Paid-in     Subscribed   Retained  Translation  holders'
                              of Shares  ($0.001)      shares   ($0.001)   capital       stock      Earnings     gain      equity
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2002          --   $     --     17,727,273   $17,727    $753,701      $82,844   $121,166  $ (4,475) $  970,963

Common stock issued for cash       --         --        409,091       409     113,591           --         --        --     114,000

Common stock subscribed at
 various dates                     --         --             --        --          --       45,411         --        --      45,411

Net income                         --         --             --        --          --           --     39,530        --      39,530

Comprehensive gain on
currency translation               --         --             --        --          --           --         --    37,392      37,392
                                                                                                                         -----------
Comprehensive income                                                                                                         76,922
                             -------------------------------------------------------------------------------------------------------

Balance December 31, 2003          --         --     18,136,364    18,136     867,292      128,255    160,696    32,917   1,207,296

Shares issued for cash
Feb. 10, 2004                      --         --      1,363,636     1,364     414,636     (128,255)        --        --     287,745

Reverse acquisition           143,000        143        500,000       500     (27,347)           --        --        --     (26,704)

Net income                         --         --             --        --          --           --    571,026        --     571,026

Comprehensive gain on
currency translation               --         --             --        --          --           --         --     9,799       9,799
                                                                                                                         -----------
Comprehensive income                                                                                                        580,825
                             -------------------------------------------------------------------------------------------------------

Balance March 31, 2004
(consolidated)(Unaudited)     143,000  $     143     20,000,000   $20,000  $1,254,581      $    --   $731,722  $ 42,716  $2,049,162
                             =======================================================================================================

                                     The accompanying notes to financial statements
                                         are an integral part of this statement


                            AMARU, INC. & SUBSIDIARY
                             STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

                                                    FOR THE THREE
                                                     MONTHS ENDED     FOR THE THREE
                                                    MARCH 31, 2004     MONTHS ENDED
                                                    (CONSOLIDATED)    MARCH 31, 2003
                                                     ------------     ------------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income (loss)                             $   571,026        $   (61,019)
     Adjustments to reconcile net income (loss)
       to cash (used) or provided by operations
     Amortization                                       29,205             30,643
     Depreciation                                        3,021              8,374
     Acquisition of license in exchange for
     accounts receivable                            (1,016,734)                --

   Changes in operating assets and liabilities
     Accounts receivable                                 1,989              4,549
     Prepaid and other                                  35,223                378
     Accounts payable                                   50,041             (1,107)
     Income tax payable                                141,920               (111)
                                                   ------------       ------------
Net cash used in operating activities                 (184,309)           (18,293)

CASH USED IN INVESTING ACTIVITIES
     Software development cost                          (2,288)                --
     Acquisition of equipment                             (731)                --
                                                   ------------       ------------
Net cash used in investing activities                   (3,019)                --

CASH PROVIDED FROM FINANCING ACTIVITIES
     Payable to related party                            2,644             (2,130)
     Payments on line of credit and loans              (58,304)           (10,373)
     Recapitalization of M2B World Pte. Ltd.           (26,704)                --
     Proceeds from sale of stock                       287,745                 --
     Proceeds from stock subscriptions                      --             38,368
                                                   ------------       ------------
 Net cash provided from financing activities           205,381             25,865

Effect of exchange rate changes on cash                  9,799             (8,443)
                                                   -----------        ------------
Cash flow from all activities                           27,852               (871)

Cash balance at beginning of period                     60,307             57,700
                                                   ------------       ------------

Cash balance at end of year                        $    88,159        $    56,829
                                                   ============       ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                   $       454        $       925
                                                   ============       ============
        Income taxes                               $    17,535        $        --
                                                   ============       ============

                 The accompanying notes to financial statements
                     are an integral part of this statement

                            AMARU, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND REORGANIZATION
         ----------------------------------------

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         USE OF ESTIMATES
         ----------------

         The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Management has not made any subjective or complex judgments the application of which would result in any material differences in reported results.

         CONCENTRATION OF CREDIT RISK
         ----------------------------

         The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with one customer totaling 100% of those related revenues for March 31, 2004.

         The Company's operations are conducted over the world wide web and some Sales and purchases are made to and from locations outside of Singapore. However all transactions are recorded in Singapore

         CASH AND CASH EQUIVALENTS
         -------------------------

         Cash on hand, in banks and short-term deposits are held to maturity and are carried at cost.

         Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments readily convertible to cash and subject to insignificant risk of changes in value.

         For the purposes of the cash flow statement, cash and cash equivalents consist of cash on hand and deposits in banks, net of outstanding bank overdrafts.

         REVENUES
         ----------

         Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Content syndication revenue is recognized as the content is delivered. E-commerce commissions are recognized as received. Broad-band consulting services and on-line turnkey solutions are recognized as earned.

         To date the Company has only had revenues from licensing and advertising, E-commerce and subscriptions and related services.

         COSTS OF SERVICES
         -----------------

         The cost of services pertaining to 1) advertising and sponsorship revenue and 2) subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue are channel design and alteration, and hardware hosting and maintenance costs. All these costs are accounted for in the period incurred.


         LICENSING RIGHTS
         ----------------

         Licensing rights refers to the rights to use the content. These rights are purchased for a specific period as determined in the contract. The costs of these rights are recognized in the accounts over the life of the contract on a straight line basis. These contents are then streamed into the broad-band sites and the revenue earned from advertising, sponsorship and subscription are then recognized according to our policy on revenue.


         TRADE AND OTHER RECEIVABLES
         ---------------------------

         Trade receivables, which generally have 30 to 90 day terms, are recognized and carried at the original invoice amount less an allowance for any uncollectible amounts (if any). An estimate for doubtful debts is made when collection of the full amount is no longer probable. Bad debts are written off as incurred.

         The Company has reviewed trade and other receivables and determined that no allowance for doubtful accounts is required.

         PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment is stated at cost. Expenditures for major improvements are capitalized, while replacements, maintenance and repairs, which do not significantly improve or extend the useful life of the asset, are expensed when incurred.

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which is three years.

         PRODUCT DEVELOPMENT
         -------------------

         The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002. the Company projects that these development costs will be useful for up to five years before additional significant development needs to be done

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the three months ended March 31, 2004 and the year 2003.

         INVESTMENTS
         -----------

         Investments in unconsolidated subsidiaries in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

         ADVANCES FROM PARENT
         --------------------

         Advances from parent are unsecured, non-interest bearing and carry no fixed terms of repayment.

         FOREIGN CURRENCY TRANSLATION
         ----------------------------

         Transactions in foreign currencies are measured and recorded in the functional currency Singapore dollars using the exchange rate in effect at the date of the transaction. The reporting currency is U.S. dollars. At each balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other comprehensive income and realized gains and losses are reflected in operations.

         INCOME TAXES
         ------------

         Deferred income taxes are reported using the liability method. Deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         EARNINGS PER SHARE
         ------------------

         In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

         FINANCIAL INSTRUMENTS
         ---------------------

         The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses, notes payable, and other liabilities approximate their fair value.

3.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at March 31, 2004 and December 31,2003.

                                            December 31,  March 31,
                                               2003          2004
                                            ----------    ----------
         Office equipment                   $  58,857     $  59,422
         Furniture, fixture and fittings          396           562
                                            ----------    ----------

                                               59,253        59,984

         Accumulated depreciation             (40,387)      (43,408)
                                            ----------    ----------

                                            $  18,866     $  16,576
                                            ==========    ==========


         Depreciation expense was $24,689 the year ended December 31, 2003 and $3,021 for the three months ended March 31, 2004.

4.       PRODUCT DEVELOPMENT
         -------------------

         Product development consists of the following at December 31, 2003 and March 31, 2004:

                                       December 31,    March 31,
                                          2003            2004
                                       ----------      ----------
         Development expenditures      $ 595,413       $ 597,701

         Accumulated amortization       (298,011)       (327,216)
                                       ----------      ----------

                                       $ 297,402       $ 270,485
                                       ==========      ==========

         Amortization expense was $115,914 for the year ended December 31, 2003 and $29,205 for the three months ended March 31, 2004.

5.       INVESTMENT AT EQUITY
         --------------------

         CRE8 IP&P held the license to operate an E-commerce platform in Singapore as well as the first right of refusal in certain Asian countries. The company had not commenced operations when it was acquired by M2B World.

         In December 2003, M2B World acquired 50% of CRE8 IP&P in exchange for account receivable from CRE8 IP&P's parent, CRE8 International. Since M2B World did not have control over the license for Singapore, it recorded the acquisition as an investment at cost at December 31, 2003.

         The company gained control of CRE8 IP&P in January 2004 when they acquired the remaining 50% of the company in exchange for account receivable from CRE8 IP&P's parent, CRE8 International and obtained complete control over the license acquired. The basis of the license has been recorded at the Company's acquisition purchase price in accordance with the "Push Down" accounting as required by SAB No 54.

         The subsidiary had no activities or operations during the period. (The Company plans to start up the subsidiary operation in the fourth quarter of 2004 or the first quarter of 2005.)


6.       LINE OF CREDIT
         --------------

         The Company has a $58,188 line of credit, repayable on demand, used to fund the Group's short-term working capital requirements. The line of credit bears interest at prime lending rate plus 1% per annum (6% at December 31, 2003). This loan is secured by a certificate of deposit of $58,188 and a personal guarantee of a director. Interest is payable monthly. The outstanding balance was $58,188 at December 31, 2003 and $4,891 at March 31, 2004.

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES
         ------

         The Company leases its office space under a one year operating lease which expires in February 2005 with a monthly payment of $1,856. Rent expense totaled $10,344 for the year ended December 31, 2003 and $1,893 for the three months ended March 31, 2004

         Future minimum lease payments due are as follows for the years ended December 31, 2004 and 2005


                       2004                          $     16,704
                       2005                                 3,712
                                                     ------------

                                                     $     20,416
                                                     ============

8.       CAPITAL STOCK
         -------------

         COMMON STOCK
         ------------

         On February 10, 2004 the Company issued 1,363,636 shares of $0.31 par value Series D common Stock for a total cash capital contribution of $416,000.


9.       INCOME TAXES
         ------------

         The Company files separate tax returns for Singapore and the United States of America. Reconciliation of the differences between the statutory tax and the effective income tax are as follows

                                                   MARCH 31, 2003      MARCH 31, 2004
                                                 -----------------    ----------------
         U.S. Federal statutory tax                           -%                 -%
         U.S. State taxes, net of federal tax                 -%                 -%
         Foreign statutory tax rate                        22.0%              22.0%
         Non-deductible items                                 -%             (0.22%)
         Tax exemptions                                       -%                 -%
                                                 -----------------    ----------------
         Valuation allowance                               22.0%                 -%
         Effective income tax rate                            -%              21.78%
                                                 =================    ================

         The components of income tax expense consist of the following for the three months ended March 31, 2003 and 2004

                                        March 31, 2003        March 31, 2004
                                        --------------        --------------
         Current:

         Federal                        $          --         $         --
         State                                     --                   --
         Foreign                                   --               159,172
                                        --------------        --------------

                                        $          --         $     159,172
                                        ==============        ==============

         The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of March 31, 2003 and 2004. The Company had no significant deferred tax assets or liabilities as of March 31, 2004 and 2003.

10.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the three months ended March 31, 2004 the Company purchased services from a related party in the amount of $68,404.

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

RESULTS OF OPERATIONS
-----------------------

Three months ended March 31, 2004 compared with three months ended March 31 2003

OVERVIEW

The key business focus of M2B will be to establish itself as the leading provider and creator of a new generation of Entertainment-on-Demand, Education-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

M2B owns exclusive rights in the broadband media for various contents. M2B will apply broadband technologies to facilitate its growth in the broadband and internet sector.


Broadband technology is high speed, high-bandwidth two-way data, voice and video communications, delivered at high transmission rates up to 12 Mbps. This will encompass:

o Digital Subscriber Line (DSL) technology for delivery into computers o Set-top box technology for delivery into TV screens
o        Wireless technology for delivery into PDAs and 3G handphones


The immediate plan of M2B in the next three years is to launch high impact, rich media, entertainment and education content channels globally over the broadband and 3G, comprising:


o On-line "Television" on subscription basis - Broadband access premium sites
o Advertising and Sponsorship - supporting the online broadband subscription sites
o On-line shopping malls - E-commerce platforms, and alongside the broadband sites, on an interactive basis.

M2B's broadband sites will consist of :

o        ENTERTAINMENT SITES (CURRENT)

         Music, movies, glamour and fashion, lifestyle (hobbies, cooking, personalities), documentaries, sports, health and fitness, and others.

o        EDUCATION SITES

         BUSINESS AND CORPORATE TRAINING (CURRENT)

         Management skills, communication skills, decision making, customer services and sales, motivation, presentation and writing skills, counseling and others.

         SCHOOL LEARNING CURRICULUMS (FUTURE)
         HEALTH AND WELLNESS (FUTURE)

For the broadband, M2B will deliver both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G handphones.

At the same time M2B will launch e-commerce channels (portals) that provide on-line shopping but with a difference, merging two leisure activities of shopping and entertainment, delivering the ultimate on-line experience. The entertainment channels will drive and promote the shopping portals, and vice versa.

M2B World has a wholly owned subsidiary, M2B Commerce Limited, registered in the British Virgin Islands. M2B World intends to consolidate all its e-commerce operations and possibly launch new e-bay initiatives under M2B Commerce Limited towards the last quarter of 2004.

M2B has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, and video streaming, video storage and web servers in Singapore.

M2B has a joint venture with FSBM Holdings Berhad (formerly known as Fujitsu System Business Malaysia Berhad) in Malaysia. The company is registered in Malaysia as FSBM M2B Sdn Bhd. The joint venture has been given pioneer shares in Malaysia, and its incentives include an investment tax allowance of up to five years. The joint venture serves as the production base for M2B, having digital post-production suites for content production and repurposing. M2B World owns a 9.76% equity stake in FSBM M2B Sdn Bhd.

M2B is currently developing its streaming applications to stream into television sets, through a copper wire or telephone cable and via a set top box. Testing of set top boxes was successfully completed in 2003.


By the end of 2003, M2B had developed a capability to stream wireless broadband and have its own digitized entertainment sites for wireless broadband applications. In 2004, M2B will be ready to launch its broadband content sites in the modified form for the 2.75/3G handphones.

BUSINESS MODEL

The business model in the area of broadband entertainment and services is to provide the company with multiple streams of revenue; from Channel and program sponsorship (advertising and branding); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; E-commerce commissions; and on-line dealership.

REVENUE

Revenue for the three months ended March 31, 2004 increased to $1,036,521 from $1,621 for the three months ended March 31, 2003. The increase of $1,034,900 resulted primarily from advertising and content syndication revenues arising out of the launch of newly enhanced broadband sites.


Beginning August and September and for the last quarter of 2003, the company launched new broadband sites in US and Singapore. These sites included Chinese entertainment sites as well as business and corporate training sites, in the US and Singapore. One more new movie site was also launched in Singapore.

At the same time in the first three quarters of 2003 the company enhanced its existing broadband content and e-commerce sites, with better design and content mix. Hence no or little revenue was earned in the three months ended March 31, 2003.

These enhancements to the existing broadband sites, and the launch of the new Broadband sites as highlighted above, saw the first reasonably significant revenues from advertising and content syndication materializing in the last quarter of 2003.

By March 2004, the company had secured mainly advertising revenues with some e-commerce and subscription revenues, totaling $1,036,521. The new Chinese sites, movie sites, business and corporate training sites attracted the bulk of the advertising revenue due to their content which comprised of television dramas, movies, documentaries, and corporate training videos.


COST OF SALES

Cost of sales for the three months ended March 31, 2004 increased to $116,034 from $6,797 for the three months ended March 31, 2003. This was attributed primarily to the acquisition of contents license rights for the broadband sites. For the three months ended March 31, 2003, no new acquisition of contents was undertaken, as the broadband sites were still in the process of enhancements.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31 2004 increased to $180,862 from $51,663 for the three months ended March 31 2003. The increase was due to legal and professional fees incurred in the reverse merger and reorganization of M2B World and Amaru Inc.

OPERATING INCOME

For the three months ended March 31, 2004, the profit from income was US$730,652 which increased by US$790,746 from a loss of US$60,094 for the three months ended March 31, 2003. The profit came mainly from the strong revenue growth in the three months ended March 31, 2004.

LIQUIDITY AND SOURCES OF CAPITAL

The company had cash of $88,159 at March 31, 2004, as compared to cash of $56,829 at March 31, 2003.

The company believes that cash generated from its operations is able to cover its daily running cost and overheads.

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

To achieve its plans, the company intends to seek to fund its new growth activities through equity financing.

In the three months ended March 31, 2004 the M2BWorld Pte, Ltd. raised $416,000 of equity financing to fund its growth activities prior to acquisition of Amaru, Inc.

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

                                   AMARU, INC.
Date: October 19, 2004
                                 By /s/ Colin Binny
                                    --------------------------------------------
                                    President

                                 By /s/ Francis Foong Keong Kwong
                                    --------------------------------------------
                                    Chief Financial Officer