Form 10QSB/A
period 2004-06-30
AMARU INC
filed 2004-10-20
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A


[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended June 30, 2004

                                       or

[ ]     Transitional report filed under Section 13 or 15 (d) of the
        Exchange Act.

                           Commission File No. 0-32695

                                   Amaru, Inc.
                                  -------------
                 (Name of Small Business Issuer in its Charter)

          Nevada                                      88-0490089
         --------                                    ------------
State or other jurisdiction of            I.R.S. Employer Identification Number
incorporation or organization

             112 Middle Road, #08-01 Middland House, Singapore 188970
            -----------------------------------------------------------
                     (Address of principal executive office)

Issuer's telephone number: (011) (65) 6332 9287
                           --------------------

          610 Newport Center Drive, Suite 1400, Newport Beach, Ca. 92660
         ----------------------------------------------------------------
                            Issuer's previous address

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for the past ninety (90) days.

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of June 30, 2004, there were 20,000,000 shares of Common Stock, par value $.001 per share, and 143,000 Series A convertible preferred shares, par value $0.001, outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

                            AMARU, INC. & SUBSIDIARY

                          Form 10-QSB QUARTERLY Report
                   FOR THE SECOND QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

Forward-Looking Statements

PART I

Item 1.  Financial Statements                                                  4
Item 2.  Management's Discussion and Analysis or Plan of Operation            15
Item 3.  Controls and Procedures                                              19

PART II

Item 1.  Legal Proceedings                                                    19
Item 2.  Changes in Securities                                                19
Item 3.  Defaults Upon Senior Securities                                      19
Item 4.  Submission of Matters to a Vote of Security Holders                  19
Item 5.  Other Information                                                    19
Item 6.  Exhibits and Reports on Form 8-K                                     19

Signatures                                                                    20

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AMARU, INC. & SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
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

                                       AMARU, INC. AND SUBSIDIARY
                                             BALANCE SHEETS

                                                                          JUNE 30, 2004
                                                                         (CONSOLIDATED)    DECEMBER 31,
                                                                           (UNAUDITED)         2003
                                                                           -----------     -----------
ASSETS
     Current assets
Cash and cash equivalents                                                  $   60,240      $   60,307
Accounts receivable                                                           213,823          14,097
Other receivables                                                               1,660          20,554
Prepaid expenses                                                                4,211          33,758
                                                                           -----------     -----------
     Total current assets                                                     279,934         128,716

    Non current assets
Property and equipment                                                         17,501          18,866
Product development costs (net)                                               238,458         297,402
Investment, at equity                                                              --       1,403,493
License                                                                     2,420,227              --
Other                                                                           2,708           2,708
                                                                           -----------     -----------
   Total non current assets                                                 2,678,894       1,722,469
                                                                           -----------     -----------

Total assets                                                               $2,958,828      $1,851,185
                                                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                           $  251,845      $   64,738
Accounts payable- related parties                                             648,388         423,444
Line of credit                                                                 52,214          58,188
Term loan current portion                                                          --           5,007
Income tax payable                                                            112,835          36,994
Advances from parent                                                               --          55,518
                                                                           -----------     -----------
    Total current liabilities                                               1,065,282         643,889

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 143,000 and 0 shares issued and outstanding at
  June 30, 2004 and December 31, 2003,
  respectively                                                                    143              --
Common stock (par value $0.001) 200,000,000 shares authorized;
  20,000,000 shares issued and outstanding at June 30, 2004 and
  18,136,364 at December 31, 2003                                              20,000          18,136
Paid in capital                                                             1,254,581         867,292
Subscribed common stock, 400,000 and 337,513 shares at June 30, 2004
  and December 31, 2003 respectively                                           20,000         128,255
Retained earnings                                                             545,796         160,696
Comprehensive gain on currency translation                                     53,026          32,917
                                                                           -----------     -----------
   Total shareholders' equity                                               1,893,546       1,207,296
                                                                           -----------     -----------

Total liabilities and shareholders' equity                                 $2,958,828      $1,851,185
                                                                           ===========     ===========


        The accompanying notes to financial statements are an integral part of these statements

                                                   5

                                                  AMARU, INC. AND SUBSIDIARY
                                                   STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                                          (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                                 -----------------------------   -----------------------------
                                                                JUNE 30, 2004                   JUNE 30, 2004
                                                                (CONSOLIDATED)   JUNE 30, 2003  (CONSOLIDATED)   JUNE 30, 2003
                                                                --------------   -------------  --------------   -------------
Revenue:
  Licensing and advertising (including $900,000 to a related
    party in the quarter ended June 30, 2004)                    $  2,096,316    $      4,224    $  1,090,399    $      2,603
  E-commerce                                                           12,046              --              67              --
  Subscription and related services                                     3,998              --           3,998              --
  Other income                                                         11,851              --          (6,774)             --
                                                                 -------------   -------------   -------------   -------------
     Total revenue                                                  2,124,211           4,224       1,087,690           2,603

Cost of services (including $993,600 from a related party in the quarter ended June 30 2004 and $1,062,404 for the six
  months ended June 30, 2004)                                       1,120,861           9,631       1,004,827           2,834
                                                                 -------------   -------------   -------------   -------------
Gross profit (loss)                                                 1,003,350          (5,407)         82,863            (231)

Distribution costs                                                    213,416           4,605         204,443           4,605
Administrative expenses                                               291,491          98,959         110,629          44,041
                                                                 -------------   -------------   -------------   -------------
  Total expenses                                                      504,907         103,564         315,072          48,646

Income (loss) from operations                                         498,443        (108,971)       (232,209)        (48,877)

Other (income) expense:
  Finance expenses                                                        945           1,813             491             888
  Income taxes                                                        112,398              --         (46,774)             --
                                                                 -------------   -------------   -------------   -------------
Net income (loss)                                                $    385,100    $   (110,784)   $   (185,926)   $    (49,765)
                                                                 =============   =============   =============   =============

Earnings (loss) per share-basic and diluted
                                                                 $       0.02    $      (0.01)   $      (0.01)   $      (0.00)
                                                                 =============   =============   =============   =============
Weighted average number of common shares outstanding-basic
  and diluted                                                      19,538,961      17,727,273      20,000,000      17,727,273
                                                                 =============   =============   =============   =============

                    The accompanying notes to financial statements are an integral part of these statements

                                                               6

                                                     AMARU, INC. AND SUBSIDIARY
                                                  STATEMENT OF SHAREHOLDERS' EQUITY

                              Series A Convertible
                                 Preferred Stock         Common Stock
                             ----------------------  --------------------
                                                                                                                            Total
                                                                           Additional                                       stock-
                                Number   Par Value   Number of  Par value    Paid-in    Subscribed   Retained  Translation  holders'
                              of Shares  ($0.001)      shares   ($0.001)     capital      stock      Earnings     gain      equity
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2002          --   $     --     17,727,273   $17,727    $753,701      $82,844   $121,166  $ (4,475) $  970,963

Common stock issued for cash       --         --        409,091       409     113,591           --         --        --     114,000

Common stock subscribed at
  various dates                    --         --             --        --          --       45,411         --        --      45,411

Net income                         --         --             --        --          --           --     39,530        --      39,530

Comprehensive gain on
  currency translation             --         --             --        --          --           --         --    37,392      37,392
                                                                                                                         -----------
Comprehensive income                                                                                                         76,922
                             -------------------------------------------------------------------------------------------------------

Balance December 31, 2003          --         --     18,136,364    18,136     867,292      128,255    160,696    32,917   1,207,296

Shares issued for cash
  Feb. 10, 2004                    --         --      1,363,636     1,364     414,636     (128,255)        --        --     287,745

Reverse acquisition           143,000        143        500,000       500     (27,347)           --        --        --     (26,704)

Common Stock subscribed
  (400,000 shares)                 --         --             --        --          --       20,000         --        --      20,000

Net income                         --         --             --        --          --           --    385,100        --     385,100

Comprehensive gain on
  currency translation             --         --             --        --          --           --         --    20,109      20,109
                                                                                                                         -----------
Comprehensive income                                                                                                        405,209
                             -------------------------------------------------------------------------------------------------------
Balance June 30, 2004
(consolidated)(Unaudited)     143,000  $     143     20,000,000   $20,000  $1,254,581      $20,000   $545,796  $ 53,026  $1,893,546
                             =======================================================================================================


                       The accompanying notes to financial statements are an integral part of these statements

                                                                 7

                                     AMARU, INC. AND SUBSIDIARY
                                      STATEMENTS OF CASH FLOWS
                          FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                            (UNAUDITED)

                                                                      FOR THE SIX MONTHS ENDED
                                                                  ---------------------------------
                                                                  JUNE 30, 2004
                                                                  (CONSOLIDATED)     JUNE 30, 2003
                                                                  --------------     --------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                             $     385,100      $    (110,784)
    Adjustments to reconcile net income (loss)
    Amortization                                                         57,727             56,073
    Depreciation                                                          5,715             15,508
    Acquisition of license in exchange for account receivable        (1,016,734)                --
 Changes in operation assets and liabilities
    Accounts receivable                                                (199,726)              (286)
    Prepaid and other                                                    48,441              2,936
    Increase (decrease)accounts payable                                 209,183             (1,066)
    Increase (decrease) income tax payable                               75,841                (21)
                                                                  --------------     --------------
Net cash used in operating activities                                  (434,453)           (37,640)

CASH USED IN INVESTING ACTIVITIES
    Software development reduction                                        1,217                 --
    Acquisition of equipment                                             (4,350)                --
                                                                  --------------     --------------
Net cash used in investing activities                                    (3,133)                --

CASH PROVIDED FROM FINANCING ACTIVITIES
   Addition (payment) to related parties                                147,350             (1,568)
   Addition (payment) of line of credit and loans                       (10,981)             3,283
   Re-capitalization of M2B World Pte.Ltd                               (26,704)                --
   Proceeds from sale of stock                                          287,745             38,368
   Proceeds from stock subscriptions                                     20,000                 --
                                                                  --------------     --------------
Net cash provided from financing activities                             417,410             40,083

Effect of exchange rate changes on cash                                  20,109             (2,757)

Cash flow from all activities                                               (67)              (314)

Cash balance at beginning of period                                      60,307             57,700
                                                                  --------------     --------------

Cash balance at end of period                                     $      60,240      $      57,386
                                                                  ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                      $         946      $       1,813
                                                                  ==============     ==============

    Income taxes                                                  $      36,405      $          --
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

         The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8-KA, filed on May 24, 2004.

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


         CONCENTRATION OF CREDIT RISK
         ----------------------------

         The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with two customers totaling 100% of these related revenues for June 30, 2004.

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

         REVENUES
         --------

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the six months ended June 30, 2004 and the year 2003.


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


         ADVERTISING
         -----------

         The cost of advertising is expensed as incurred. For the quarter and the six months ended June 30, 2004 the company incurred advertising expenses of $200,271 and $200,705 respectively.


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

         EARNINGS(LOSS) PER SHARE
         ------------------------

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

3.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment consist of the following at June 30, 2004 and December 31,2003.



                                           December 31,    June 30,
                                               2003          2004
                                            ----------    ----------
         Office equipment                   $  58,857     $  63,041
         Furniture, fixture and fittings          396           562
                                            ----------    ----------

                                               59,253        63,603

         Accumulated depreciation             (40,387)      (46,102)
                                            ----------    ----------

                                            $  18,866     $  17,501
                                            ==========    ==========


         Depreciation expense was $24,689 the year ended December 31, 2003 and $5,715 for the six months ended June 30, 2004.

4.       PRODUCT DEVELOPMENT
         -------------------

         Product development consists of the following at December 31, 2003 and June 30, 2004:

                                          December 31,      June 30,
                                              2003            2004
                                           ----------      ----------
         Development expenditures          $ 595,413       $ 595,413

         Accumulated amortization           (298,011)       (356,955)
                                           ----------      ----------

                                           $ 297,402       $ 238,458
                                           ==========      ==========

         Amortization expense was $115,914 for the year ended December 31, 2003 and $58,944 for the six months ended June 30, 2004.

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

6.       LINE OF CREDIT
         --------------

         The Company has a $58,188 line of credit, repayable on demand, used to fund the Group's short-term working capital requirements. The line of credit bears interest at prime lending rate plus 1% per annum (6% at December 31, 2003). This loan is secured by a certificate of deposit of $58,188 and a personal guarantee of a director. Interest is payable monthly. The outstanding balance was $58,188 at December 31, 2003 and $52,214 at June 30, 2004.

7.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         LEASES
         ------

         The Company leases its office space under a one year operating lease which expires in February 2005 with a monthly payment of $1,856. Rent expense totaled $10,344 for the year ended December 31, 2003 and $7,461 for the six months ended June 30, 2004

         Future minimum lease payments due are as follows for the years ended December 31:

                       2004                          $     11,136
                       2005                                 3,712
                                                     -------------

                                                     $     14,848
                                                     =============

8.       CAPITAL STOCK
         -------------

         COMMON STOCK
         ------------

         On February 10, 2004 the Company issued 1,363,636 shares of $0.31 par value Series D common stock for a total cash capital contribution of $416,000.

         The Company received subscriptions for 400,000 shares of common stock valued at $20,000.

9.       INCOME TAXES
         ------------

         The Company files separate tax returns for Singapore and the United States of America. Reconciliation of the differences between the statutory tax and the effective income tax are as follows

                                                  For the six months ended
                                               June 30, 2004     June 30, 2003
                                              ---------------   ---------------

         U.S. Federal statutory tax                       -%                -%
         U.S. State taxes, net of federal tax             -%                -%
         Foreign statutory tax rate                    22.0%            (22.0%)
         Non-deductible items                          0.55%                -%
         Tax exemptions                                   -%                -%
                                              ---------------   ---------------
            Valuation allowance                           -%             22.0%
          Effective income tax rate                   22.55%                -%
                                              ===============   ===============

                                                  For the three months ended
                                               June 30, 2004     June 30, 2003
                                              ---------------   ---------------
         U.S. Federal statutory tax                       -%                -%
         U.S. State taxes, net of federal tax             -%                -%
         Foreign statutory tax rate                   (22.0%)           (22.0%)
         Non-deductible items                          1.86%                -%
         Tax exemptions                                   -%                -%
                                              ---------------   ---------------
            Valuation allowance                           -%             22.0%
         Effective income tax rate                   (20.14%)               -%
                                              ===============   ===============

         The components of income tax expense consist of the following for the six months ended June 30, 2004 and 2003:

                                         For the six months ended
                                    June 30, 2004        June 30, 2003
                                    -------------        -------------
         Current:

         Federal                    $         --         $         --
         State                                --                   --
         Foreign                         112,398                   --
                                    -------------        -------------

                                    $    112,398         $         --
                                    =============        =============

                                        For the three months ended
                                    June 30, 2004        June 30, 2003
                                    -------------        -------------
         Current:

         Federal                    $         --         $         --
         State                                --                   --
         Foreign                         (46,774)                  --
                                    -------------        -------------

                                    $    (46,774)        $         --
                                    =============        =============

         The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of June 30, 2004 and 2003. The Company had no significant deferred tax assets or liabilities as of June 30, 2004 and 2003.

10.      RELATED PARTY TRANSACTIONS
         --------------------------

         During the six months ended June 30, 2004 the Company purchased services from a related party in the amount of $1,062,404 and had sales to the same related party in the amount of $900,000.

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

RESULTS OF OPERATIONS
---------------------

For the three months and six months ended June 30, 2004 compared with three months and six months ended June 30, 2003

OVERVIEW

The key business focus of M2B will be to establish itself as the leading provider and creator of a new generation of Entertainment-on-Demand, Education-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

M2B owns exclusive rights in the broadband media for various contents.M2B will apply broadband technologies to facilitate its growth in the broadband and internet sector.

Broadband technology is high speed, high-bandwidth two-way data, voice and video communications, delivered at high transmission rates up to 12 Mbps. This will encompass:

o        Digital Subscriber Line ( DSL) technology for delivery into computers
o        Set-top box technology for delivery into TV screens
o        Wireless technology for delivery into PDAs and 3G handphones

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

M2B's broadband sites will consist of:

o        ENTERTAINMENT SITES (CURRENT)

         Music, movies, glamour and fashion, lifestyle (hobbies, cooking, personalities), documentaries, sports, health and fitness, and others.

o        EDUCATION SITES

o        BUSINESS AND CORPORATE TRAINING (CURRENT)

         Management skills, communication skills, decision making, customer services and sales, motivation, presentation and writing skills, counseling and others.

o        SCHOOL LEARNING CURRICULUMS (FUTURE)

o        HEALTH AND WELLNESS (FUTURE)

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

REVENUE

Revenues for the six months ended June 30, 2004 increased to $2,124,211 from $4,224 for the six months ended June 30, 2003. The increase of $2,119,987 resulted primarily from advertising and content syndication arising out of the launch of newly enhanced broadband sites. The company's process of constructing and enhancing its broadband sites resulted in additional advertising revenue of $1,087,690 for the three months ended June 30, 2004 compared to $2,603 for the three months ended June 30, 2003.

Beginning August and September and for the last quarter of 2003, the company launched new broadband sites in US and Singapore. These sites included Chinese entertainment sites as well as business and corporate training sites, in the US and Singapore. One more new movie site was also launched in Singapore.

At the same time in the first three quarters of 2003 the company enhanced its existing broadband content and e-commerce sites, with better design and content mix. Hence no or little revenue was earned in the six months ended June 30, 2003.

These enhancements to the existing broadband sites, and the launch of the new broadband sites as highlighted above, saw the first reasonably significant revenues from advertising and content syndication materializing in the last quarter of 2003.

By June 2004, the company had secured substantial advertising revenue as it sought to grow its subscription and e-commerce revenues.

The company acquired substantial licensing rights to content to increase its advertising revenues, and provide it with a rich content platform to begin securing subscription revenues in the near future. At the same time the company increase its marketing efforts by taking up online advertising of its broadband sites.

The Company enhanced its fashion and glamour site. This international glamour and fashion site, the US business and corporate training site and three other international sites attracted the bulk of the advertising revenues.

COST OF SALES

The cost of sales for the six months ended June 30, 2004 increased to $1,120,861 from $9,631 in the six months ended June 30, 2003. The increase of $1,111,230 was due primarily to the acquisition of contents license rights for the broadband sites.

The cost of sales incurred for the three months ended June 30, 2004 accounted for $1,004,827 compared to $2,834 for the three months ended June 30, 2003. For the six months ended June 30, 2003 and the quarter ended June 30, 2003 no new acquisition of contents was undertaken, as the broadband sites were still in the process of enhancements.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2004 increased to $213,416 from $4,605 in the six months ended June 30, 2003. The significant increase was due mainly to the marketing and promotion of the broadband sites on an international basis. The main increase in distribution expenses was incurred in the three months ended June 30, 2004 which accounted for $204,443 compared to $1,350 for the three months ended June 30, 2003. These was due to the marketing activities carried out mainly in these three months.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended June 30, 2004 increased to 291,491 from $98,959 for the six months ended June 30, 2003. The increase of $192,532 resulted primarily from legal and other professional fees paid in the six months ended June 30, 2004. The company incurred additional administrative fees of $110,629 in the three months ended June 30, 2004 compared to $44,041 for the three months ended June 30, 2003. The high administrative expenses was due primarily to the reverse merger and reorganization of M2B World and Amaru Inc.

OPERATING INCOME

For the six months ended June 30, 2004 , the profit from income was $498,443 which increased by $607,414 from a loss of $108,971 for the six months ended June 30, 2003. For the three months ended June 30, 2004 the company incurred a loss of $232,209 as compared to a loss of $48,877 in the three months ended June 30, 2003. The loss was attributed to the cost of acquisition of contents license rights and the marketing and promotion of the broadband sites. The profit from the three months ended March 31, 2004 more than offsets the loss in the three months ended June 30, 2004 resulting in a profit for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at US$60,240 at June 30 2004 as compared to cash of $60,307 at December 31, 2003.

The Company believes that cash generated from its operations will be able to cover its daily running cost and overheads.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2004 to expand its broadband coverage by launching new broadband sites in North America and Asia.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2004. As of June 2004, one new entertainment site and one new business training site had been launched in North America. In Asia, one new business training site had been launched in 2004. At least one new broadband entertainment site is also planned for launching streaming content on a world wide scale in 2004. In the area of E-commerce, the Company plans to launch one new shopping mall for health and wellness products online.

The Company has completed its prototype content for 3G (third generations ) mobile phones. The Company is working with mobile operators on the possibility of launching this new content in the later half of 2004 or first quarter of 2005.

To achieve its plans, the Company is seeking to fund its new growth activities through equity financing. The Company plans to use the proceeds of such financing for expansion of its operations.

In the six months ended June 30, 2004, M2bWorld Pte. Ltd. raised $416,000 of equity financing to fund its growth activities prior to the acquisition of Amaru, Inc.

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