Form 10QSB
period 2004-09-30
AMARU INC
filed 2004-11-08
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] Quarterly report filed under Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the Quarterly Period Ended September 30, 2004

                                       or

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

             112 Middle Road, #08-01 Midland House, Singapore 188970
            ---------------------------------------------------------
                     (Address of principal executive office)

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

Yes [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: As of October 11, 2004, there were 20,900,000 shares of Common Stock, par value $.001 per share outstanding.

Transitional Small Business Disclosure Format (check one):

Yes [ ]     No [X]

                            AMARU, INC. & SUBSIDIARY

                          FORM 10-QSB QUARTERLY REPORT
                 FOR THE THIRD QUARTER ENDED SEPTEMBER 30, 2004
                                TABLE OF CONTENTS

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

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                            AMARU, INC. & SUBSIDIARY
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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


                                   AMARU, INC. AND SUBSIDIARY
                                         BALANCE SHEETS
                                           (UNAUDITED)

                                                                     SEPTEMBER 30,
                                                                         2004       DECEMBER 31,
                                                                     (CONSOLIDATED)    2003
                                                                      ------------  ------------
ASSETS
     Current assets
Cash and cash equivalents                                             $    61,260   $    60,307
Accounts receivable                                                        14,043        14,097
Other receivables                                                           1,660        20,554
Prepaid expenses                                                            5,263        33,758
                                                                      ------------  ------------
     Total current assets                                                  82,226       128,716

    Non current assets
Property and equipment, net                                                15,542        18,866
Product development costs, net                                            212,125       297,402
Investment, at equity                                                          --     1,403,493
License                                                                 2,420,227            --
Other                                                                       2,708         2,708
                                                                      ------------  ------------
   Total non current assets                                             2,650,602     1,722,469
                                                                      ------------  ------------

Total assets                                                          $ 2,732,828   $ 1,851,185
                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable and accrued expenses                                 $    57,993   $    64,738
Accounts payable-related parties                                          530,260       423,444
Line of credit                                                             52,591        58,188
Term loan current portion                                                      --         5,007
Income tax payable                                                         59,745        36,994
Advances from related parties                                             333,311        55,518
                                                                      ------------  ------------
    Total current liabilities                                           1,033,900       643,889

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 143,000 and 0 shares issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively                      143            --
Common stock (par value $0.001) 200,000,000 shares authorized;
   20,900,000 shares issued and outstanding at September 30, 2004
   and 18,136,364 at December 31, 2003                                     20,900        18,136
Paid in capital                                                         1,298,681       867,292
Subscribed common stock, 0 and 337,513 shares at September 30, 2004
   and December 31, 2003, respectively                                         --       128,255
Retained earnings                                                         333,411       160,696
Comprehensive gain on currency translation                                 45,793        32,917
                                                                      ------------  ------------
   Total shareholders' equity                                           1,698,928     1,207,296
                                                                      ------------  ------------

Total liabilities and shareholders' equity                            $ 2,732,828   $ 1,851,185
                                                                      ============  ============

     The accompanying notes to financial statements are an integral part of these statements

                                                 5

                                              AMARU, INC. AND SUBSIDIARY
                                               STATEMENTS OF OPERATIONS
                        FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                                      (UNAUDITED)

                                                           FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                          ----------------------------   -----------------------------
                                                          SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                             2004            2003            2004           2003
                                                        (CONSOLIDATED)                  (CONSOLIDATED)
                                                         -------------   -------------   -------------   -------------
Revenue:
Licensing and advertising (including $900,000
  to a related party in the quarter ended
  September 30, 2004 and $1,800,000 for the nine
  months ended September 30, 2004)                       $  2,997,479    $      5,244    $    901,163    $      1,020
E-commerce                                                     12,046              --              --              --
Subscription and related services                               4,320              98             322              98
Other income                                                   29,829             588          17,978             588
                                                         ------------    ------------    ------------    ------------
     Total revenue                                          3,043,674           5,930         919,463           1,706
Cost of services (includes $998,026 and $157,895
  from a related party in the quarter ended September
  30, 2004 and 2003 respectively. Includes $2,060,430
  and $157,895 for the nine months ended September 30,
  2004 and 2003, respectively)                              2,134,188         184,939       1,013,327         175,308
                                                         -------------   -------------   -------------   -------------
Gross profit (loss)                                           909,486        (179,009)        (93,864)       (173,602)

Distribution costs                                            229,125           8,411          15,709           3,806
Administrative expenses                                       345,886         149,928         118,889          50,969
                                                         -------------   -------------   -------------   -------------
  Total expenses                                              575,011         158,339         134,598          54,775

Income (loss) from operations                                 334,475        (337,348)       (228,462)       (228,377)

Other (income) expense:
  Expenses related to public listing                           89,494              --          25,000              --
  Finance expenses                                              1,713           2,816             768           1,003
  Income taxes                                                 70,553              --         (41,845)             --
                                                         -------------   -------------   -------------   -------------
Net income (loss)                                        $    172,715    $   (340,164)   $   (212,385)   $   (229,380)
                                                         =============   =============   =============   =============

Earnings (loss) per share-basic and diluted              $       0.01    $      (0.02)   $      (0.01)   $      (0.01)
                                                         =============   =============   =============   =============
Weighted average number of common shares
  outstanding-basic and diluted                            19,953,313      17,727,273      20,761,538      17,727,723
                                                         =============   =============   =============   =============

               The accompanying notes to financial statements are an integral part of these statements

                                                            6

                                                     AMARU, INC. AND SUBSIDIARY
                                                  STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)

                          Series A Convertible
                            Preferred Stock         Common Stock
                          --------------------  -------------------
                                                                                                                          Total
                                                                      Additional                           Currency       share-
                            Number   Par Value  Number of  Par value   Paid-in     Subscribed   Retained  Translation     holders'
                          of Shares  ($0.001)    shares     ($0.001)    capital      stock      Earnings     gain         equity
                          ----------------------------------------------------------------------------------------------------------
Balance
  December 31, 2002            --   $    --    17,727,273  $ 17,727   $ 753,701    $  82,844    $ 121,166  $ (4,475)   $   970,963

Common stock
  issued for cash              --        --       409,091       409     113,591           --           --        --        114,000

Common stock
  subscribed at
  various dates                --        --            --        --          --       45,411           --        --         45,411

Net income                     --        --            --        --          --           --       39,530        --         39,530

Comprehensive gain
  on currency
  translation                  --        --            --        --          --           --           --    37,392         37,392
                                                                                                                        ------------
Comprehensive income                                                                                                        76,922
                         -----------------------------------------------------------------------------------------------------------
Balance
  December 31, 2003            --        --    18,136,364    18,136     867,292      128,255      160,696    32,917      1,207,296

Shares issued
  for cash
  Feb. 10, 2004                --        --     1,363,636     1,364     414,636     (128,255)          --        --        287,745

Reverse acquisition       143,000       143       500,000       500     (27,347)          --           --        --        (26,704)

Stock issued
  for services                 --        --       900,000       900      44,100           --           --        --         45,000

Net income                     --        --            --        --          --           --      172,715        --        172,715

Comprehensive gain
  on currency
  translation                  --        --            --        --          --           --           --    12,876         12,876
                                                                                                                       -------------
Comprehensive income                                                                                                       185,591
                         -----------------------------------------------------------------------------------------------------------
Balance
  September 30, 2004
  (consolidated)
  (Unaudited)             143,000   $   143    20,900,000  $ 20,900  $1,298,681    $      --    $ 333,411   $45,793    $ 1,698,928
                         ===========================================================================================================

                       The accompanying notes to financial statements are an integral part of these statements

                                                                  7

                                 AMARU, INC. AND SUBSIDIARY
                                  STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                         (UNAUDITED)

                                                                 FOR THE NINE MONTHS ENDED
                                                               -----------------------------
                                                               SEPTEMBER 30,
                                                                    2004       SEPTEMBER 30,
                                                               (CONSOLIDATED)       2003
                                                                ------------   ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                           $   172,715    $  (340,165)
    Adjustments to reconcile net income (loss)
    Amortization                                                     85,277         84,335
    Depreciation                                                      8,778         21,281
    Fixed assets written off                                             --          7,414
    Acquisition of license in exchange for account receivable    (1,016,734)            --
    Common stock issued for services                                 45,000             --
 Changes in operating assets and liabilities
    Accounts receivable                                                  54        (10,295)
    Prepaid and other                                                47,389          1,648
    Accounts payable and accrued expenses                           100,071        158,623
    Income tax payable                                               22,751            260
                                                                ------------   ------------
Net cash used in operating activities                              (534,699)       (76,899)

CASH USED IN INVESTING ACTIVITIES
    Acquisition of equipment                                         (5,454)            --
                                                                ------------   ------------
Net cash used in investing activities                                (5,454)            --

CASH PROVIDED FROM FINANCING ACTIVITIES
   Addition (payment) to related parties                            277,793         30,011
   Addition (payment) of line of credit and loans                   (10,604)         4,745
   Re-capitalization of M2B World Pte. Ltd                          (26,704)            --
   Proceeds from sale of stock                                      287,745         38,368
                                                                ------------   ------------
Net cash provided from financing activities                         528,230         73,124

Effect of exchange rate changes on cash                              12,876          4,566
                                                                ------------   ------------

Cash flow from all activities                                           953            791

Cash and cash equivalents, beginning of period                       60,307         57,700
                                                                ------------   ------------

Cash and cash equivalents, end of period                        $    61,260    $    58,491
                                                                ============   ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                    $     1,714    $     2,816
                                                                ============   ============

    Income taxes                                                $    48,479    $        --
                                                                ============   ============

   The accompanying notes to financial statements are an integral part of these statements

                                                  8

                            AMARU, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. BASIS OF PRESENTATION AND REORGANIZATION
-------------------------------------------

         The financial information included herein is unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the full year.

         The accompanying financial statements do not include footnotes and certain financial presentations normally required under generally accepted accounting principles; and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, and Form 8-K/A-2, filed on October 19, 2004.

         REORGANIZATION
         --------------

         As of February 25, 2004, an agreement was entered into which provides for the reorganization of M2B World Pte. Ltd., a Singapore corporation with and into Amaru, Inc. (Amaru), a Nevada corporation, with M2B World Pte. Ltd. (M2B), becoming a wholly-owned subsidiary of Amaru. The agreement is for the exchange of 100% of the outstanding Common Stock of M2B World Pte. Ltd. for 19,500,000 common shares and 143,000 Series A convertible preferred shares of Amaru, which are each convertible into 38.461538 shares of Amaru common stock.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

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

         CONCENTRATION OF CREDIT RISK
         ----------------------------

         The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with three customers totaling 100% of these related revenues for the nine months ended September 30, 2004.

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

         Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which is three to five years.

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

         IMPAIRMENT OF LONG-LIVED ASSETS
         -------------------------------

         The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the nine months ended September 30, 2004 and the year 2003.

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

         ADVERTISING
         -----------

         The cost of advertising is expensed as incurred. For the quarter and the nine months ended September 30, 2004 the company incurred advertising expenses of $2,777 and $203,482 respectively.

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

         RECLASSIFICATIONS
         -----------------

         Certain amounts in the prior periods presented have been reclassified to conform to the current periods financial statement presentation.

3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                                    December 31,   September 30,
                                                       2003            2004
                                                    ------------   ------------
         Office equipment                           $    58,857    $    64,145
         Furniture, fixture and fittings                    396            562
                                                    ------------   ------------

                                                         59,253         64,707

         Accumulated depreciation                       (40,387)       (49,165)
                                                    ------------   ------------

                                                    $    18,866    $    15,542
                                                    ============   ============

         Depreciation expense was $24,689 the year ended December 31, 2003 and $8,778 for the nine months ended September 30, 2004.

4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                                    December 31,   September 30,
                                                        2003           2004
                                                    ------------   ------------
         Development expenditures                   $   595,413    $   595,413

         Accumulated amortization                      (298,011)      (383,288)
                                                    ------------   ------------

                                                    $   297,402    $   212,125
                                                    ============   ============

         Amortization expense was $115,914 for the year ended December 31, 2003 and $85,277 for the nine months ended September 30, 2004.

5. INVESTMENT AT EQUITY
-----------------------

         CRE8 IP&P held the license to operate an E-commerce platform in Singapore as well as the first right of refusal in various Asian countries. The company had not commenced operations when it was acquired by M2B World.

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

         The Subsidiary had no activities or operations during the period. The Company plans to start up the Subsidiary operation in the fourth quarter of 2004 or the first quarter of 2005.

6. LINE OF CREDIT
-----------------

         The Company has a $118,343 line of credit, repayable on demand, used to fund the Group's short-term working capital requirements. The line of credit bears interest at prime lending rate plus 1% per annum (6% at December 31, 2003). This loan is secured by a certificate of deposit of $60,189 and a personal guarantee of a director. Interest is payable monthly. The outstanding balance was $52,591 at September 30, 2004.

7. COMMITMENTS AND CONTINGENCIES
--------------------------------

         LEASES
         ------

         The Company leases its office space under a one year operating lease which expires in February 2005 with a monthly payment of $1,856. Rent expense totaled $10,344 for the year ended December 31, 2003 and $13,029 for the nine months ended September 30, 2004

         Future minimum lease payments due are as follows for the years ended December 31:

                       2004                          $      5,568
                       2005                                 3,712
                                                     ------------

                                                     $      9,280
                                                     ============

8. CAPITAL STOCK
----------------

         COMMON STOCK
         ------------

         On February 10, 2004 the M2B issued 1,363,636 shares of $0.31 par value Series D common stock for a total cash capital contribution of $416,000 prior to the reverse acquisition.

         On July 13, 2004, the Company issued 900,000 shares of common stock for services valued at $45,000.

9. INCOME TAXES
---------------

         The Company files separate tax returns for Singapore and the United States of America. Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                                     For the nine months ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2004            2003
                                                    -------------  -------------
         U.S. Federal statutory tax                       (20.9%)           -%
         U.S. State taxes, net of federal tax                 -%            -%
         Foreign statutory tax rate                        20.0%        (22.0%)
         Valuation allowance                               20.9%         22.0%
                                                    -------------  -------------
            Effective income tax rate                      20.0%            -%
                                                    =============  =============

                                                    For the three months ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2004           2003
                                                    -------------  -------------
         U.S. Federal statutory tax                       (30.2%)           -%
         U.S. State taxes, net of federal tax                 -%            -%
         Foreign statutory tax rate                        20.0%        (22.0%)
         Valuation allowance                               30.2%         22.0%
                                                    -------------  -------------
            Effective income tax rate                      20.0%            -%
                                                    =============  =============

         The components of income tax expense consist of the following:

                                                     For the nine months ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2004           2003
                                                    -------------  -------------
         Current:

         Federal                                    $     18,678   $         --
         State                                                --             --
         Foreign                                          70,553             --
         Valuation allowance                             (18,678)            --
                                                    -------------  -------------
                                                    $     70,553   $         --
                                                    =============  =============

                                                     For the three months ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        2004            2003
                                                    -------------  -------------
         Current:

         Federal                                    $     (7,555)  $         --
         State                                                --             --
         Foreign                                         (41,845)            --
         Valuation allowance                               7,555             --
                                                    -------------  -------------
                                                    $    (41,845)  $         --
                                                    =============  =============

         The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of September 30, 2004 and 2003. The Company had no significant deferred tax assets or liabilities as of September 30, 2004 and 2003.

         The Company had available approximately $89,500 of unused Federal net operating loss carry-forwards at September 30, 2004, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2024. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2004, a valuation allowance for the full amount of the net deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be

10. RELATED PARTY TRANSACTIONS
------------------------------

         During the nine months ended September 30, 2004 the Company purchased services from a related party in the amount of $2,060,430 and had sales to the same related party in the amount of $1,800,000.

11. SUBSEQUENT EVENT
--------------------

         As of October 25, 2004, a total of 143,000 shares of Series A Convertible Preferred Stock was converted into 5,500,000 shares of common stock of Amaru, Inc.

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

RESULTS OF OPERATIONS
---------------------

For the three months and nine months ended September 30, 2004 compared with three months and nine months ended September 30, 2003

OVERVIEW

The key business focus of M2B is to establish itself as the leading provider and creator of a new generation of Entertainment-on-Demand, Education-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

M2B owns exclusive rights in the broadband media for various content. M2B will apply broadband technologies to facilitate its growth in the broadband and internet sector.

Broadband technology is high speed, high-bandwidth two-way data, voice and video communications, delivered at high transmission rates up to 12 Mbps. This will encompass:

o        Digital Subscriber Line (DSL) technology for delivery into computers
o        Set-top box technology for delivery into TV screens
o        Wireless technology for delivery into PDAs and 3G hand phones

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

o        SCHOOL LEARNING CURRICULUMS (FUTURE)

o        HEALTH AND WELLNESS (FUTURE)

For the broadband, M2B delivers both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G hand phones.

At the same time M2B launches e-commerce channels (portals) that provide on-line shopping but with a difference, merging two leisure activities of shopping and entertainment, delivering the ultimate on-line experience. The entertainment channels will drive and promote the shopping portals, and vice versa. M2B World has a wholly owned subsidiary, M2B Commerce Limited, registered in the British Virgin Islands. M2B World intends to consolidate all its e-commerce operations and possibly launch new e-bay initiatives under M2B Commerce Limited towards the last quarter of 2004 and the first quarter of 2005.

M2B World has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, video treaming, video storage and web servers in Singapore.

M2B World has a joint venture with FSBM Holdings Berhad (formerly known as Fujitsu System Business Malaysia Berhad) in Malaysia. The company is registered in Malaysia as FSBM M2B Sdn Bhd. The joint venture has been given pioneer shares in Malaysia, and its incentives include an investment tax allowance of up to five years. The joint venture serves as the production base for M2B, having digital post-production suites for content production and repurposing.

M2B World has currently developed its streaming applications to stream into television sets, through a copper wire or telephone cable and via a set top box. Testing of set top boxes was successfully completed in 2003.

M2B had developed a capability to stream wireless broadband and have its own digitized entertainment sites for wireless broadband applications. By the end of 2004, the management believes that M2B will be ready to launch its broadband content sites in the modified form for the 2.75/3G hand phones.

BUSINESS MODEL

The business model in the area of broadband entertainment, education and services is to provide the company with multiple streams of revenue; from channel and program sponsorship (advertising and branding); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; E-commerce commissions and on-line dealerships.

REVENUE

Revenues for the nine months ended September 30, 2004 increased to $3,043,674 from $5,930 for the nine months ended September 30, 2003. The increase of $3,037,744 resulted primarily from advertising and content syndication arising out of the launch of newly enhanced broadband sites. The company's process of constructing and enhancing its broadband sites resulted in additional advertising revenue of $901,163 for the three months ended September 30, 2004 compared to $1,020 for the three months ended September 30, 2003.

In the first three quarters of 2003, the company concentrated on enhancing its existing broadband content and e-commerce sites, with better design and content mix. Hence no or little revenue was earned in the nine months ended September 30, 2003.

Beginning August, September and the last quarter of 2003, the company launched new broadband sites in US and Singapore. These sites included Chinese entertainment sites as well as business and corporate training sites, in the US and Singapore. One more new movie site was also launched in Singapore.

These enhancements to the existing broadband sites, and the launch of the new broadband sites as highlighted above, saw the first reasonably significant revenues from advertising and content syndication materializing in the last quarter of 2003.

By September 2004, the company had secured substantial advertising revenue as it sought to grow its subscription and e-commerce revenues. The company acquired licensing rights to content to increase its advertising revenues, and provide it with a rich content platform to begin securing subscription revenues in the near future. At the same time the company increased its marketing efforts by taking up online advertising of its broadband sites.

The company enhanced its fashion and glamour site. This international glamour and fashion site, the US business and corporate training site and three other international sites attracted the bulk of the advertising revenues.

COST OF SALES

The cost of sales for the nine months ended September 30, 2004 increased to $2,134,188 from $184,939 in the nine months ended September 30, 2003. The increase of $1,949,249 was due primarily to the acquisition of contents license rights for the broadband sites.

The cost of sales incurred for the three months ended September 30, 2004 accounted for $1,013,327 compared to $175,308 for the three months ended September 30, 2003. For the nine months ended September 30, 2003 and the quarter ended September 30, 2003, no new acquisition of contents was undertaken, as the broadband sites were still in the process of enhancements and redesign.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2004 increased to $229,125 from $8,411 in the nine months ended September 30, 2003. The significant increase was due mainly to the marketing and promotion of the broadband sites on an international basis in 2004. The main increase in distribution expenses over the nine months period ended September 2004 was in the three months from April to June 2004. The amount incurred of $204,443 in these three months accounted for 89% of the distribution costs of $229,125 incurred in the nine months ended September 2004.

Distribution expenses increased by an insignificant amount of $11,903 from the three months ended September 2003 of $3,806 to $15,709 for the three months ended September 2004.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the nine months ended September 30, 2004 increased to $345,886 from $149,928 for the nine months ended September 30, 2003. The increase of $195,958 resulted primarily from legal and other professional fees paid in the nine months ended September 30, 2004. The company incurred additional administrative fees of $118,889 in the three months ended September 30, 2004 compared to $50,969 for the three months ended September 30, 2003. The high legal and other professional fees incurred in the nine months ended September 30, 2004 was due to the compliance required of a publicly listed company. These expenses were not incurred for the nine months ended September 30, 2003 since the Company was not reporting during the period then ended.

OPERATING INCOME

For the nine months ended September 30, 2004, the profit from income was $334,475 which increased by $671,823 from a loss of ($337,348) for the nine months ended September 30, 2003. For the three months ended September 30, 2004 the company incurred a loss of ($228,462)as compared to a loss of ($228,377) in the three months ended September 30, 2003. The loss was attributed to the cost of acquisition of content license rights, marketing and promotion of the broadband sites, and legal and professional fees incurred primarily for complying with the requirements of a publicly listed company. The profit from the three months from January to March 2004 more than offset the loss in the next six months from April to September 2004 resulting in a profit for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The company had cash at $61,260 at September 30 2004 as compared to cash of $58,491 at September 30, 2003.

The company believes that cash generated from its operations will be able to cover its daily running cost and overheads.

Cash generated from operations will not be able to cover the company's intended growth and expansion. The company has plans in 2004 to expand its broadband coverage by launching new broadband sites in North America and Europe.

In North America, the company intends to launch new broadband entertainment and business training content sites in 2004. As of September 2004, one new entertainment site and one new business training site had been launched in North America. In Asia, one new business training site had been launched in 2004. At least one new broadband entertainment site is also planned for launching streaming content on a world wide scale in the last quarter of 2004. In the area of E-commerce, the company plans to launch one new shopping mall for health and wellness products online.

The company has completed its prototype content for 3G (third generations) mobile phones. The company is working with telecommunication companies and mobile operators on the possibility of launching this new content in the later half of 2004 or first quarter of 2005.

To achieve its plans, the company is seeking to fund its new growth activities through equity financing. The company plans to use the proceeds of such financing for expansion of its operations.

In the nine months ended September 30, 2004 the company raised US $287,745 of equity financing to fund its growth activities. Such funds were raised prior to the acquisition by Amaru, Inc.

INVESTMENTS

The company has investments in the following companies:

(a) M2B Commerce Limited, a wholly owned subsidiary of M2B World Pte Ltd, registered in the British Virgin Islands.

(b) FSBM M2B Sdn Bhd, a company registered in Malaysia of which M2B World owns a 9.76% equity stake in the company.

NEW CONTRACTS

The company has entered into three significant contracts in the last six months, namely:

(a) The provision of four broadband entertainment channels for an exclusive high megabit broadband service of one of the major Telecommunication companies in Asia. Roll up of the four new broadband channels is expected by year end 2004.

(b) The acquisition of an on-line games franchise in six countries with an on-line games company in Asia. The company will enter the on-line games market to enhance its entertainment sites on the broadband. The company expects to launch the first of these on- line games sites by the last quarter of 2004, or early 2005. The transaction is being finalized.

(c) The launch of an international fashion and glamour site with an on-line games company in Asia.

In additional, the company signed two other contracts with a Korean company for the distribution of set-top boxes worldwide, and supply of content. The company intends to enhance its broadband entertainment services by allowing its viewers to have the option of watching its content via the television sets.

ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officer has designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information is made known to him, particularly during the period in which this report was prepared. The Certifying Officer has evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2004 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2.  Changes in securities and use of proceeds

         As of October 25, 2004, a total of 143,000 shares of Series A Convertible Preferred Stock was converted into 5,500,000 shares of common stock of Amaru, Inc.

Item 3.  Defaults on senior securities                        NONE

Item 4.  Submission of items to a vote                        NONE

Item 5.  Other information                                    NONE

Item 6.

a)  Exhibits
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

b) Reports on 8-K during the quarter:  NONE.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMARU, INC.
Date: November 3, 2004
                                 By /s/ Colin Binny
                                    --------------------------------------------
                                    President

                                 By /s/ Francis Foong Keong Kwong
                                    --------------------------------------------
                                    Chief Financial Officer