Form 10QSB/A
period 2004-03-31
AMARU INC
filed 2005-02-09
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                  FORM 10-QSB/A-2


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

                                        2

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

         The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. However all transactions are recorded in Singapore


                                      For the three months ended March 31
                                            2004              2003
                                            ----              ----

         Sales outside of Singapore          -                 -
         Services purchased outside
         of Singapore (1)                   68,404             -

         At March 31, 2004 and 2003, all assets of the Company were located in Singapore.


         (1) Includes $68,404 purchased from a related party in Malaysia in the quarter ended March 31, 2004 ( see Note 9)



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


         On December 27, 2002, the Company acquired a 9.76% interest in a joint venture entity, FSBM M2B Sdn Bhd, which it accounts for at cost. The investment of $2,708 is included in other assets at March 31,2004 and December 31,2003.

         On January 30, 2004, the Company acquired 100% of the outstanding common stock of CRE8 IP&P in exchange for $2,420,227 of accounts receivable from CRE8 International Limited. CRE8 IP&P was incorporated in the British Virgin Islands to hold a license to operate an E-commerce platform. The company anticipates that the acquisition of CRE8 IP&P will allow M2B World to provide on-line trading opportunities for consumers and companies to barter and/or purchase goods.

         The Company accounted for its acquisition of CRE8 IP&P under the purchase method of accounting and in accordance with SFAS No. 141 "Business Combinations", which requires the acquirer to identify all of the assets acquired and liabilities assumed. As of January 30, 2004, CRE8 IP&P had no assets or liabilities on its books and has had no operations since its inception on July 25, 2002. However, the Company did identify a license owned by CRE8 IP&P that meets the separable and contractual recognition criteria of SFAS 141 for acquired intangible assets. The Company has allocated the entire cost of the acquisition of $2,420,227 to the license based on its fair value as determined by a third party valuation.

         CRE8 IP&P has recorded this license in its financial statements at $2,420,227 in accordance with SAB No. 54, "Push Down Basis Of Accounting Required In Certain Limited Circumstances". The license has an indefinite life and is not subject to amortization.

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

6.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

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

7.       CAPITAL STOCK
         -------------

         COMMON STOCK
         ------------

         On February 10, 2004 the Company issued 1,363,636 shares of $0.31 par value Series D common Stock for a total cash capital contribution of $416,000.


8.       INCOME TAXES
         ------------

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


9.       RELATED PARTY TRANSACTIONS
         --------------------------

         During the quarter ended March 31, 2004 and 2003, the Company purchased services from a related party in the amount of $68,404 and $0, respectively. The related party is FSBM M2B Sdn Bhd ( FSBM ) which is registered in Malaysia. FSBM is a joint venture between M2B World and FSBM Holdings Berhad ( formerly known as Fujitsu System Business Malaysia Berhad). FSBM serves as a production base for M2B World, having digital post-production suites for content production and reporting. M2B World owns a 9.76% equity stake in FSBM

         On December 29 2004, the Company sold the 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.

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

         SCHOOL LEARNING CURRICULUMS (FUTURE)
         HEALTH AND WELLNESS (FUTURE)

For the broadband, M2B plans to deliver both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G handphones.

At the same time M2B plans to launch e-commerce channels (portals) that provide on-line shopping but with a difference, merging two leisure activities of shopping and entertainment, delivering the ultimate on-line experience. The entertainment channels are to drive and promote the shopping portals, and vice versa.


M2B World has a wholly owned subsidiary, M2B Commerce Limited ( formerly known as CRE8 IP&P ), registered in the British Virgin Islands. The acquisition of the entity, M2B Commerce Limited with the license to operate an E-Commerce Platform augurs well for M2B World. With this license M2B World can operate an E-Commerce platform in Singapore and also has the first right of refusal in certain Asian countries.

Through this E-Commerce platform M2B World will be able to provide a massive on-line trading opportunities for consumers and companies to barter and/or purchase goods. The marketing of this E-Commerce platform can be done through its entertainment channels

M2B World also operates online shopping portals along side broadband entertainment sites, this gives M2B World the added advantage of being able to inter-link the E-Commerce platform with the online shopping portal and broadband entertainment sites to provide an interactive experience of the consumers/viewers. This means that consumers/viewers can "pause" watching of videos; in order to shop or go to the E-Commerce platform to conduct a trade. The combination of this will provide M2B World with an attractive package to offer to the consumers/ viewers and put the company on a competitive edge.

The intention therefore is for M2B World to transfer and consolidate all of its online shopping portals under M2B Commerce Limited.

The online shopping portal together with the E-Commerce platform which comprised E-Commerce business of M2B World is estimated to account for 10% of total revenue with the rest coming from subscription, advertising and E-services. The E-Commerce platform will likely be launch in the first quarter/early second quarter of 2005.


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

COST OF SALES

Cost of sales for the three months ended March 31, 2004 was $116,034, which constitutes 11% of the company's revenue for the three months period ended March 31, 2004, of $1,036,521. The percentage of cost to revenue represents a significant decrease from the 419% for the three months period ended March 31, 2003 (cost at $6,797 and revenue at $1,621) and the 47% for the year ended December 31, 2003 (cost at $475,525 and revenue at $1,005,038).

For the three months ended March 31, 2003 the company had very little revenue as the advertising and content syndication revenue had not been secured. This was due to the fact that new broadband sites were being developed and existing broadband sites were being enhanced. Additionally, costs were incurred for the maintenance of the servers and websites. This resulted in a disproportional percentage between the cost of sales and revenue of 419%.

For the year ended December 31 2003, revenue came mainly in the last quarter from advertising and content syndication from the launch of new broadband sites and existing sites that were enhanced. The cost related to the acquisition of contents license rights for the broadband sites was incurred in the last two quarters of 2003 as in the first two quarters no new acquisition of contents was undertaken, as the broadband sites were still in the process of enhancements and development. As the increase in cost in the last two quarters of 2003 lagged behind the increase in revenue, cost of sales as a proportion of revenue for the year ended December 31, 2003 decreased to 47%.

The revenue stream continued into the first quarter ended March 31, 2004 when revenue came mainly from advertising and content syndication arising out of the launch of newly enhanced broadband sites. The company did not incur large expenditures on purchase of contents. The lower cost resulted in the percentage as a proportion of revenue decreasing to 11%.


GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31 2004 increased to $180,862 from $51,663 for the three months ended March 31 2003. The increase was due to legal and professional fees incurred in the reverse merger and reorganization of M2B World and Amaru Inc.

OPERATING INCOME

For the three months ended March 31, 2004, the income from operations was US$730,652 which increased by US$790,746 from a loss of US$60,094 for the three months ended March 31, 2003. The profit came mainly from the strong revenue growth in the three months ended March 31, 2004.

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

                                   AMARU, INC.
Date: February 7, 2005
                                 By /s/ Colin Binny
                                    --------------------------------------------
                                    President

                                 By /s/ Francis Foong Keong Kwong
                                    --------------------------------------------
                                    Chief Financial Officer