Form 10QSB/A
period 2004-06-30
AMARU INC
filed 2005-02-09
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB/A-2


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

                                       AMARU, INC. AND SUBSIDIARY
                                             BALANCE SHEETS

                                                                          JUNE 30, 2004
                                                                         (CONSOLIDATED)    DECEMBER 31,
                                                                           (UNAUDITED)         2003
                                                                           -----------     -----------
ASSETS
     Current assets
Cash and cash equivalents                                                  $   60,240      $   60,307
Accounts receivable                                                           213,823          14,097
Other receivables                                                               1,660          20,554
Prepaid expenses                                                                4,211          33,758
                                                                           -----------     -----------
     Total current assets                                                     279,934         128,716

    Non current assets
Property and equipment                                                         17,501          18,866
Product development costs (net)                                               238,458         297,402
Investment at equity                                                               --       1,403,493
License                                                                     2,420,227              --
Other                                                                           2,708           2,708
                                                                           -----------     -----------
   Total non current assets                                                 2,678,894       1,722,469
                                                                           -----------     -----------

Total assets                                                               $2,958,828      $1,851,185
                                                                           ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                           $  251,845      $   64,738
Accounts payable- related parties                                             648,388         423,444
Line of credit                                                                 52,214          58,188
Term loan current portion                                                          --           5,007
Income tax payable                                                            112,835          36,994
Advances from parent                                                               --          55,518
                                                                           -----------     -----------
    Total current liabilities                                               1,065,282         643,889

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 143,000 and 0 shares issued and outstanding at
  June 30, 2004 and December 31, 2003,
  respectively                                                                    143              --
Common stock (par value $0.001) 200,000,000 shares authorized;
  20,000,000 shares issued and outstanding at June 30, 2004 and
  18,136,364 at December 31, 2003                                              20,000          18,136
Paid in capital                                                             1,254,581         867,292
Subscribed common stock, 400,000 and 337,513 shares at June 30, 2004
  and December 31, 2003 respectively                                           20,000         128,255
Retained earnings                                                             545,796         160,696
Comprehensive gain on currency translation                                     53,026          32,917
                                                                           -----------     -----------
   Total shareholders' equity                                               1,893,546       1,207,296
                                                                           -----------     -----------

Total liabilities and shareholders' equity                                 $2,958,828      $1,851,185
                                                                           ===========     ===========


        The accompanying notes to financial statements are an integral part of these statements

                                                  AMARU, INC. AND SUBSIDIARY
                                                   STATEMENTS OF OPERATIONS
                               FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2004 AND 2003
                                                          (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                                 -----------------------------   -----------------------------
                                                                JUNE 30, 2004                   JUNE 30, 2004
                                                                (CONSOLIDATED)   JUNE 30, 2003  (CONSOLIDATED)   JUNE 30, 2003
                                                                --------------   -------------  --------------   -------------
Revenue:
  Licensing and advertising (including $900,000 to a related
    party in the quarter ended June 30, 2004)                    $  2,096,316    $      4,224    $  1,090,399    $      2,603
  E-commerce                                                           12,046              --              67              --
  Subscription and related services                                     3,998              --           3,998              --
  Other income                                                         11,851              --          (6,774)             --
                                                                 -------------   -------------   -------------   -------------
     Total revenue                                                  2,124,211           4,224       1,087,690           2,603

Cost of services (including $993,600 from a related party in the quarter ended June 30 2004 and $1,062,404 for the six
  months ended June 30, 2004)                                       1,120,861           9,631       1,004,827           2,834
                                                                 -------------   -------------   -------------   -------------
Gross profit (loss)                                                 1,003,350          (5,407)         82,863            (231)

Distribution costs                                                    213,416           4,605         204,443           1,350
Administrative expenses                                               291,491          98,959         110,629          47,296
                                                                 -------------   -------------   -------------   -------------
  Total expenses                                                      504,907         103,564         315,072          48,646

Income (loss) from operations                                         498,443        (108,971)       (232,209)        (48,877)

Other (income) expense:
  Finance expenses                                                        945           1,813             491             888
  Income taxes                                                        112,398              --         (46,774)             --
                                                                 -------------   -------------   -------------   -------------
Net income (loss)                                                $    385,100    $   (110,784)   $   (185,926)   $    (49,765)
                                                                 =============   =============   =============   =============

Earnings (loss) per share-basic and diluted
                                                                 $       0.02    $      (0.01)   $      (0.01)   $      (0.00)
                                                                 =============   =============   =============   =============
Weighted average number of common shares outstanding-basic
  and diluted                                                      19,538,961      17,727,273      20,000,000      17,727,273
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

                                    For the three months ended June 30          For the six months ended June 30
                                            2004              2003                      2004              2003
                                            ----              ----                      ----              ----
         Sales outside of Singapore          -                 -                         -                 -
         Services purchased outside
         of Singapore (1)                   1,193,599          -                        1,262,404          -

         At June 30, 2004 and 2003 all assets of the Company were located in Singapore.

         (1) Includes $993,600 and $1,062,404 purchased from a related party in Malaysia for the quarter ended June 30, 2004 and for the six months ended June 30, 2004 respectively (see Note 9)




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


         On December 27, 2002, the Company acquired a 9.76% interest in a joint venture entity, FSBM M2B Sdn Bhd, which it accounts for at cost. The investment of $2,708 is included in other assets at June 30,2004 and December 31,2003.

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


9.       RELATED PARTY TRANSACTIONS
         --------------------------

         During the quarter ended June 30, 2004 and 2003, the Company purchased services from a related party in the amount of $993,600 and $0, respectively. For the six months ended June 30, 2004 and 2003 the amount purchased from this related party was $1,062,404 and $0, respectively. The related party is FSBM M2B Sdn Bhd (FSBM) which is registered in Malaysia. FSBM is a joint venture between M2B World and FSBM Holdings Berhad (formerly known as Fujitsu System Business Malaysia Berhad. FSBM serves as a production base for M2B World, having digital post-production suites for content production and reporting. M2B World owns a 9.76% equity stake in FSBM.

         On December 29, 2004, the Company sold the 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.


10.      SUBSEQUENT EVENT
         -----------------
         Subsequent to June 30, 2004 the Company issued 500,000 shares of common stock for future services valued at $25,000.

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

M2B's broadband sites are to consist of:

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

At the same time in the first three quarters of 2003 the company enhanced its existing broadband content and e-commerce sites, with better design and content mix. Therefore no or negligible revenue was earned in the six months ended June 30, 2003.

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

COST OF SALES

The company's process of constructing and enhancing its broadband sites resulted in additional advertising revenue of S$1,087,690 for the three months ended June 30,2004. The cost of sales incurred for these three months was $1,004,827 resulting mainly from the acquisition of contents license rights for the broadband sites. As a proportion of revenue, the cost of sales accounted for 92%. This was lower than the proportion of the cost of sales to revenue for the same three months ended June 30, 2003 of 110% (revenue consisting of $2,603 and cost consisting of $2,834).The high percentage of cost of sales to revenue for the three months ended June 30, 2003, was attributed to the low revenue as during these three months the company was in the process of developing new broadband sites and enhancing the existing broadband sites. The cost was incurred for web design and maintenance of servers.

Similarly for the six months ended June 30, 2004, the revenue was $2,124,211 mainly from advertising and content syndication arising out of the launch of newly enhanced broadband sites. In the same period the cost of sales was $1,120,861. As a proportion of revenue it accounted for 53%. This was much lower than the proportion of cost of sales to revenue for the six months ended June 30,2003 of 228%( revenue at $4,224 and cost at $9,631). This large percentage of cost of sales to revenue was due to the low revenue as advertising and content syndication revenue were not secured yet due to the new broadband sites being not ready while the existing broadband sites were being enhanced. The cost of sales incurred were for web design and maintenance of servers.


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

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the six months ended June 30, 2004 increased to 291,491 from $98,959 for the six months ended June 30, 2003. The increase of $192,532 resulted primarily from legal and other professional fees paid in the six months ended June 30, 2004. The company incurred additional administrative fees of $110,629 in the three months ended June 30, 2004 compared to $47,296 for the three months ended June 30, 2003. The high administrative expenses was due primarily to the reverse merger and reorganization of M2B World and Amaru Inc.

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