Form 10QSB/A
period 2004-09-30
AMARU INC
filed 2005-02-09
CIK 1139822

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


                                   AMARU, INC. AND SUBSIDIARY
                                         BALANCE SHEETS
                                           (UNAUDITED)

                                                                     SEPTEMBER 30,
                                                                         2004       DECEMBER 31,
                                                                     (CONSOLIDATED)    2003
                                                                      ------------  ------------
ASSETS
     Current assets
Cash and cash equivalents                                             $    61,260   $    60,307
Accounts receivable                                                        14,043        14,097
Other receivables                                                           1,660        20,554
Prepaid expenses                                                            5,263        33,758
                                                                      ------------  ------------
     Total current assets                                                  82,226       128,716

    Non current assets
Property and equipment, net                                                15,542        18,866
Product development costs, net                                            212,125       297,402
Investment at equity                                                           --     1,403,493
License                                                                 2,420,227            --
Other                                                                       2,708         2,708
                                                                      ------------  ------------
   Total non current assets                                             2,650,602     1,722,469
                                                                      ------------  ------------

Total assets                                                          $ 2,732,828   $ 1,851,185
                                                                      ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable and accrued expenses                                 $    57,993   $    64,738
Accounts payable-related parties                                          530,260       423,444
Line of credit                                                             52,591        58,188
Term loan current portion                                                      --         5,007
Income tax payable                                                         59,745        36,994
Advances from related parties                                             333,311        55,518
                                                                      ------------  ------------
    Total current liabilities                                           1,033,900       643,889

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 143,000 and 0 shares issued and outstanding at
  September 30, 2004 and December 31, 2003, respectively                      143            --
Common stock (par value $0.001) 200,000,000 shares authorized;
   20,900,000 shares issued and outstanding at September 30, 2004
   and 18,136,364 at December 31, 2003                                     20,900        18,136
Paid in capital                                                         1,298,681       867,292
Subscribed common stock, 0 and 337,513 shares at September 30, 2004
   and December 31, 2003, respectively                                         --       128,255
Retained earnings                                                         333,411       160,696
Comprehensive gain on currency translation                                 45,793        32,917
                                                                      ------------  ------------
   Total shareholders' equity                                           1,698,928     1,207,296
                                                                      ------------  ------------

Total liabilities and shareholders' equity                            $ 2,732,828   $ 1,851,185
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

                                          For the three months         For the nine months
                                            ended September 30          ended September 30
                                            ------------------          ------------------
                                            2004         2003           2004         2003
                                            -------      -------        ---------    -------
         Sales outside of Singapore          -            -             -            -
         Services purchased outside
         of Singapore (1)                   998,026      157,895        2,260,430    157,895

         At September 30,2004 and 2003 all assets of the Company were located in Singapore.

(1) Includes $998,026 and $157,895 purchased from a related party in Malaysia for the quarter ended September 30, 2004 and 2003 respectively, and $2,060,430 and $157,895 purchased from a related party in Malaysia for the nine months ended September 30, 2004 and 2003, respectively ( see Note 9)

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

         On December 27, 2002, the Company acquired a 9.76% interest in a joint venture entity, FSBM M2B Sdn Bhd, which it accounts for at cost. The investment of $2,708 is included in other assets at September 30, 2004 and December 31, 2003.

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

6. COMMITMENTS AND CONTINGENCIES
--------------------------------

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

7. CAPITAL STOCK
----------------

         COMMON STOCK
         ------------

         On February 10, 2004 the M2B issued 1,363,636 shares of $0.31 par value Series D common stock for a total cash capital contribution of $416,000 prior to the reverse acquisition.

         On July 13, 2004, the Company issued 900,000 shares of common stock for services valued at $45,000.

8. INCOME TAXES
---------------

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

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2004, a valuation allowance for the full amount of the net deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be

9. RELATED PARTY TRANSACTIONS
------------------------------

         During the quarter ended September 30, 2004 and 2003, the Company purchased services from a related party in the amount of $998,026 and $157,895, respectively. For the nine months ended September 30, 2004 and 2003 the amount purchased from this related party was $2,060,430 and $157,895, respectively. The related party is FSBM M2B Sdn Bhd ( FSBM ) which is registered in Malaysia. FSBM is a joint venture between M2B World and FSBM Holdings Berhad (formerly known as Fujitsu System Business Malaysia Berhad). FSBM serves as a production base for M2B World, having digital post-production suites for content production and reporting. M2B World owns a 9.76% equity stake in FSBM

         On December 29, 2004, the Company sold the 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.

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

M2b World has a wholly owned subsidiary, M2b Commerce Limited (formerly known as Cre8 Ip&p ), registered in the British Virgin Islands. The acquisition of the entity, M2b Commerce Limited with the license to operate an E-commerce platform augurs well for M2b World. With this license M2b World can operate an E-commerce platform in Singapore and also has the first right of refusal in certain Asian countries.

Through this E-commerce platform M2b World will be able to provide an extensive on-line trading opportunities for consumers and companies to barter and/or purchase goods. The marketing of this E-commerce platform can be done through its entertainment channels

M2b World also operates Online Shopping Portals along Side Broadband Entertainment Sites, this gives M2b World the added advantage of being able to inter-link the E-commerce Platform with the Online Shopping Portal and Broadband Entertainment Sites to provide an interactive experience of the consumers/viewers. This means that consumers/viewers can "pause" watching of videos in order to shop or go to the E-commerce Platform to conduct a trade. Such combination will provide M2b World with an attractive package to offer to the consumers/ viewers and put the company on a competitive edge.

M2b World intends to transfer and consolidate all of its Online Shopping Portals under M2b Commerce Limited.

The Online Shopping Portal together with the E-commerce Platform which comprised E-commerce business of M2b World is estimated to account for 10% of total revenue with the remaining revenue coming from subscription, advertising and E-services. The E-commerce Platform will likely be launch in the first quarter/early second quarter of 2005.

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

In the first three quarters of 2003, the company concentrated on enhancing its existing broadband content and e-commerce sites, with better design and content mix. Therefore, no or negligible revenue was earned in the nine months ended September 30, 2003.

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

COST OF SALES

The company's process of constructing and enhancing its broadband sites resulted in additional advertising revenue of $901,163 for the three months ended September 30,2004. Total revenue for the same period was $919,463. The cost of sales incurred for these three months was $1,013,327 resulting mainly from the acquisition of contents license rights for the broadband sites. As a proportion of revenue it accounted for 110%. This was lower than the proportion of the cost of sales to revenue for the same three months ended September 30, 2003 of 10,275% (revenue at $1,706 and cost at $175,308).The high percentage of cost of sales to revenue for the three months ended September 30, 2003 was attributed to the low revenue as during these three months the company has not secured revenue from advertising and content syndication. Cost incurred in the third quarter of 2003 was for the acquisition of contents for the broadband sites that were launched in the US and Singapore.

For the nine months ended September 30, 2004, the revenue was $3,043,674 resulting mainly from advertising and content syndication arising out of the launch of newly enhanced broadband sites. In the same period the cost of sales was $2,134,188. As a proportion of revenue it accounted for 70%. This was much lower than the proportion of cost of sales to revenue for the nine months ended September 30,2003 of 3,118%( revenue at $5,930 and cost at $184,939). This large percentage of cost of sales to revenue was due to the low revenue as advertising and content syndication revenue were not secured yet. Further costs were incurred for the acquisition of contents for the launch of new broadband sites in the US and Singapore.

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

OPERATING INCOME

For the nine months ended September 30, 2004, the income from operations was $334,475 which increased by $671,823 from a loss of ($337,348) for the nine months ended September 30, 2003. For the three months ended September 30, 2004 the company incurred a loss from operations of ($228,462)as compared to a loss of ($228,377) in the three months ended September 30, 2003. The loss was attributed to the cost of acquisition of content license rights, marketing and promotion of the broadband sites, and legal and professional fees incurred primarily for complying with the requirements of a publicly listed company. The profit from the three months from January to March 2004 more than offset the loss in the next six months from April to September 2004 resulting in a profit for the nine months ended September 30, 2004.

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