Form 10KSB
period 2004-12-31
AMARU INC
filed 2005-04-13
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                         Commission file number: 0-28560

                                  AMARU, INC.
                 (Name of small business issuer in its charter)

               NEVADA                                  88-0490089
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

112 Middle Road, #08-01 Midland House, Singapore            188970
   (Address of principal executive offices)               (Zip Code)

                               (011) (65) 63329287
                (Issuer's telephone number, including area code)

              Securities registered under Section 12(b) of the Act:
  Title of each class                  Name of exchange on which registered
          NONE                                         NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $3,984,981.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 10, 2005 was $64,416,084.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 27,250,000 as of March 10, 2005.
The registrant has no outstanding non-voting common equity.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                     PART 1

Item 1.     Description of Business                                           3

Item 2.     Description of Property                                           7

Item 3.     Legal Proceedings                                                 8

Item 4.     Submission of Matters to a Vote of Security Holders               8


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
               Small Business Issuer Purchases of Equity Securities           8

Item 6.     Management's Discussion and Analysis or Plan of Operation         9

Item 7.     Financial Statements                                             13

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       14

Item 8A.    Controls and Procedures                                          14

Item 8B.    Other Information                                                14


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant               15

Item 10.    Executive Compensation                                           16

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                     17

Item 12.    Certain Relationships and Related Transactions                   18

Item 13.    Exhibits                                                         18

Item 14.    Principal Accountant Fees and Services                           19

Item 1.   DESCRIPTION OF BUSINESS

BACKGROUND

Amaru, Inc. (the "Company" or "Amaru") was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 112 Middle Road, #08-01 Midland House, Singapore 188970; telephone (65) 63329287. The Company, through its operating subsidiary, M2B World Pte Ltd., a Singapore corporation ("M2B World"), is the leading provider of interactive video-on-demand streaming and e-commerce over Broadband channels, Internet portals and Third-Generation (3G) devices. Prior to the acquisition of M2B World, the Company has been in the developmental stage since inception and had no operating history other than organizational matters.

As of February 25, 2004 (the "Closing Date"), Amaru acquired M2B World Pte Ltd., a Singapore corporation in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for
1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of newly issued Company's Series A Convertible Preferred Stock can be converted to 38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding.

The restructuring and re-capitalization has been treated as a reverse acquisition with M2B World becoming the accounting acquirer. The historical financial statements prior to the closing of the transaction are those of M2B World.


COMPANY OVERVIEW

Business Overview

The Company through its wholly owned subsidiary, M2B World, is one of the significant participants in the Broadband entertainment business. The Company is the leading provider of interactive video-on-demand streaming and e-commerce over Broadband channels, Internet portals and Third-Generation (3G) devices. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to effectively target specific viewer profiles and lifestyles of local and international audiences. The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

Business Strategy

The Company's business strategy is to be a diversified media company specializing in the interactive media industry, using the latest broadband, E-Commerce and communications technologies and access to international content and programming.

The Company's goal is to provide on-line entertainment and education on-demand on Broadband channels, Internet portals and 3G devices across the globe, for specific and identified viewer lifestyles, demographics and interests; and to tie the viewing experience to an on-line shopping experience. The Company's diversified operations are intended to generate multiple revenue streams. The Company's goal is that its earnings are not over-reliant on any one single revenue source. The Company's growth plan for the coming years includes a long term success strategy that focuses on multiple growth areas and territories. This growth balance in our business is to be achieved by paying close attention to our acquisition of content rights and distribution over the broadband networks.

Broadband technology is high speed, high-bandwidth, two-way data, voice and video communications, delivered at high transmission rates up to 12 Mbps. It allows the following to be delivered:

         o Video-on-demand (VOD) services that enable individuals to select videos from a Central Server, on-demand 24 hours a day, 7 days a week, for viewing on:

                  o        Television screens (Set top Box Technology)
                  o        PCs (Digital Subscriber Line (DSL) Technology)
                  o Personal Digital Assistants(PDA), 3G handphones (Wireless Technology)

         o E-Commerce or online shopping - linked interactively to the VOD platforms on broadband. Consumers choose to buy products online with digital cash as they watch the videos.

The Company will apply broadband technologies to facilitate its growth in the broadband sector. Its main competitive advantage is derived from its ownership of exclusive rights for various territories on broadband for its contents i.e. movies and programs on lifestyles, education, business and glamour.

The Company's key product offerings on the VOD platform are:

a) Entertainment - Consumers pay a monthly subscription for access to movies, music, glamour and fashion, lifestyle (hobbies, cooking, personalities), documentaries, sports, health and fitness and others. They can choose from a large number of different channels depending on their interests or lifestyle preferences.

b) Adult Education - consumers pay a monthly subscription to view programs on management skills, communication skills, decision making, customer services and sales, motivation, presentation and writing skills, counseling and others.

With this strategy, the Company plans to effectively generate diversified sources of revenue from:

         1.       advertising i.e. program & channel sponsorship
         2.       online subscriptions
         3.       channel/portal development i.e. digital programming services
         4.       content aggregation and syndication
         5. broadband consulting services and online shopping turnkey solutions
         6.       online games micro-payments and licensing
         7.       E-commerce commissions and online dealerships

The Company's operating subsidiary, M2B World's operations, sales and marketing functions are based out of Singapore and located at 112 Middle Road, #08-01 Midland House. The corporate website is located at www.m2bworld.com.


COMPANY BUSINESS PLAN

The Company's immediate plan in the next three years is to launch high impact, rich media, entertainment and education content channels globally over the broadband and 3G, comprising of:

         o On-line "Television" on subscription basis - Broadband access premium sites
         o Advertising and Sponsorship - supporting the online broadband subscription sites
         o On-line shopping malls - E-commerce platforms, and alongside the broadband sites, on an interactive basis.

In addition to expanding our entertainment sites, our proposed broadband sites for 2005 consist of:

         a) Education sites in support of School Learning Content. Sites will offer educational material for pre-school and primary level kids, including fun learning programs, mathematics, English, Mandarin and general knowledge.

         b) Massively Online Multiple Player Games (MMOGS) - players of all ages will have access to online games that can be played with players from all over the world.

         c) Health and Wellness Sites will offer health, fitness and beauty content ( yoga, pilates, dieting, health foods) integrated with a health and beauty shopping platform for international viewers and shoppers.

         d) "E-bay" type site which will be an electronic market place for business-to-business and business-to-consumer trade exchange.

The Company has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, video streaming, video storage and web servers in Singapore.

The Company has currently developed its streaming applications to stream into television sets, through a copper wire or telephone cable and via a set top box. Testing of set top boxes was successfully completed in 2003.

The Company has developed a capability to stream wireless broadband and have its own digitized entertainment sites for wireless broadband applications. By the end of 2004, M2B had successfully participated in trial runs with major telcos in Asia on launching its broadband contents in the modified form for 2.75/3G handphones.

The Company plans to restructure its operations in the next twelve months to meet fully its global expansion initiatives. The restructuring plans include the formation of three new wholly owned subsidiaries of Amaru Inc., in addition to the existing subsidiary, and the setting up of a representative office in China.

The Company plans to reorganize its businesses in fiscal year 2005 under the following entities:

         a) M2B WORLD PTE LTD (SINGAPORE). This subsidiary will continue to oversee the management and operation of the company as a whole and oversee the Asian business.

         b) M2B WORLD INC.(USA) incorporated on January 24, 2005. This subsidiary will handle and oversee the Company's business in the USA. The company has leased a new office on Sunset Boulevard, West Hollywood that comes into effect from April 1, 2005.

         c) M2B GAME WORLD PTE LTD (SINGAPORE) incorporated on January 24, 2005. This company will function as a wholly owned subsidiary company of M2B World Pte Ltd and will handle the venture into online games. The Company has already secured an online games franchise for six countries.

         d) AMARU HOLDINGS LIMITED (BVI) incorporated in the British Virgin Islands on February 21, 2005. All rights and licenses for the entertainment and education content (like movies, dramas, lifestyles, corporate training, and others) will be held under this company.

         e) M2B COMMERCE LIMITED(BVI). M2B World has a wholly owned subsidiary, M2B Commerce Limited, registered in the British Virgin Islands. M2B World intends to consolidate all its e-commerce operations and possibly launch new "e-bay" type initiatives under M2B Commerce Limited. With effect from January 11, 2005 ownership of this company has been transferred from M2B World Pte Ltd to Amaru Inc. and is wholly owned directly under Amaru Inc.

         f) A CHINA REPRESENTATIVE OFFICE has been set up in Shanghai. This representative office will be under M2B World Pte Limited and handle the Company's China business. The representative office has leased office space in the Shui On Plaza on Huai Hai Zhong Road in Central Shanghai with effect from March 15 2005.

The existing and newly incorporated subsidiary companies are intended to spearhead the expansion of the Company's business in fiscal 2005 and provide focus in specific growth areas and specific territories. In addition to the above, the Company plans to expand further in the last two quarters of fiscal 2005, by setting up subsidiary companies in Canada, United Kingdom and Australia.

MARKET

The advent of broadband technology and ever-increasing bandwidth has pushed for the next generation of online on-demand broadband entertainment as one of the most desirable applications that will meet the increasingly demanding and bandwidth hungry consumers and enterprise. Such technology can be further enhanced by the coupling of value added services, namely Internet telephony communication services and E-Commerce, together with the Broadband entertainment sites.

The market consists of both the consumers and the enterprise. The demand from consumers is rich media content, on demand, highly interactive, fast and on the fly. On the other hand the enterprise must reach out to this and the next generation through the new medium, or be left behind.

To meet this demand, the Company has strategic relationships with major production houses, and access to major distributors worldwide. This is expected to put the Company in a very strong position in acquiring high quality, original video content. Such strategic positioning has resulted in the Company acquiring exclusive content on broadband, for multiple countries and for dedicated time periods.

The Company intends to continue to maximize on its key strength, the packaging of our content. The Company believes that it will shape the delivery of its content in the most cost effective manner and innovative way of utilizing technology.

BUSINESS RISKS

         o The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals.

                  An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, not only in Asia but also in the US and Europe. The degree of success of this depends on

                  1) our efforts to establish independent broadband sites in countries where conditions are suitable.

                  2) our ability to expand our offerings of content in entertainment and education, to include more niche channels and offerings like online games and

                  3) Our ability to provide content beyond just personal computers but to encompass television, wireless application devices and 3G handphones

         o The continued ability of the Company to acquire rights to new media contents, at competitive rates, is crucial to grow and sustain the Company's business

         o The growth of demand for broadband services is dependent on the wide availability of technologically reliable new generation of broadband devices, at affordable prices to prospective customers of broadband services.

                  The early and widespread availability and market adoption of new generation broadband devices, will significantly impact demand for broadband services and the growth of the Company's business.

         o The growth of demand for broadband services is dependent on the capital investment in broadband infrastructure by governments and Telcos.

                  A significant source of demand for the Company's broadband services could be from homes and enterprises with access to high-speed broadband connections. The ability of countries to invest in public broadband infrastructure to offer public accessibility is subject to countries' economic health. The Company's prospects for business growth in Asia especially would be impacted by overall economic conditions in the territories that we seek to expand into.

         o The competition of services provided by broadband cable network operators and TV networks.

                  As traditional TV networks and cable TV operators provide alternate supply of entertainment and on-demand broadband services, they are in competition with the Company, for market share. The Company, nevertheless, will continue to leverage on its advantage of ownership rights to its own portfolio of media content and its ability to provide broadband services over both the cable and wireless networks, at competitive rates.

         o The Company's business is reliant on complex information technology systems and networks. Any significant system or network disruption could have a material adverse impact on our operations and operating results.

                  The Company's nature of business is highly dependent on the efficient and uninterrupted operation of complex information technology systems and networks, may they, either be that of ours, or our Telco/ ISP partners.

                  All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breach, energy blackouts, natural disasters and terrorism, war and telecommunication failures.

                  System or network disruptions may arise if new systems or upgrades are defective or are not installed properly. The Company has implemented various measures to manage our risks related to system and network disruptions, but a system failure or security breach could negatively impact our operations and financial results.


COMPETITION

The Company, as a major content aggregator for programs on broadband, faces keen competition especially in the acquisition of content for its channels. It competes with free-to-air channels, cable operators as well as other broadband entertainment providers for distribution rights of programs in terms of price, quality and variety.

Traditional TV networks and cable TV operators today provide alternate sources of entertainment and education in a broadcast mode. In future, these networks may also extend their reach to the video-on-demand broadband service. This may put them directly in competition with us, although their entry costs will likely be higher, and both the technical and manpower capabilities existing in these traditional companies will make it somewhat difficult for them to transit into new broadband media.

The Company also competes within the industry for advertising revenue and viewers. More generically, the Company faces competition from other leisure entertainment activities from Video CDs (especially in Asia), DVDs to cinemas and home theatres.

In the subscription based online gaming business, the Company's subsidiary, M2B Game World faces vigorous competition from the numerous games that are distributed free over the internet. More generically, it also competes with console based games made for products like Playstation and X-Box.

EMPLOYEES

As of December 31, 2004 we had 13 employees of which 7 are full time and 6 are part time employees. All the employees are currently based in Singapore. Commencing April 2005, more employees will be recruited and sent to the US and China to start and manage the offices there.


Item 2.  DESCRIPTION OF PROPERTY

The headquarters for operations and management is located in Singapore in an office space of about 4,000 square feet. We entered into a three years operating lease paying a monthly rent of $4,294. The lease will be due for renewal in another 3 years and the rent will be based on the open market rates.

Two offices were also opened in the US and China. The office in the US consists of about 200 square feet and is situated on Sunset Boulevard, West Hollywood and is scheduled to open on April 1, 2005. The office in China consists of about 120 square feet and is situated in Shui On Plaza, Huai Hai Zhong Road in Central Shanghai and was opened on March 15, 2005.

We believe that our existing facilities are adequate to meet our current needs and that suitable additional or alternative space will be available in the future on commercially reasonable terms, although we have no assurance that future terms would be as favorable as our current terms.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2004 and quarter ended December 31, 2004, no matters were submitted to a vote of our common stockholders.


Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on the Pink Sheets Electronic Quotation System under the symbol "AMRU". As of March 10, 2005 there were 89 holders of our common stock.

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

RECENT SALES OF UNREGISTERED SECURITIES

On February 10, 2004, M2B World issued 1,363,636 shares of $0.31 par value Series D common stock for a total cash capital contribution of $287,745 prior to the acquisition by the Company.

On October 1, 2004, Amaru Inc. issued 100,000 "restricted" shares of common stock for services valued at $5,000. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On October 25, 2004, a total of 143,000 shares of Series A Preferred Stock was converted to 5,500,000 shares of common stock of Amaru Inc.

On October 28, 2004 Amaru Inc. issued 300,000 shares of common stock through private placement at a price of $2.80 per share.

On November 20, 2004 Amaru Inc. issued 100,000 shares of common stock through private placement at a price of $2.80 per share.

On December 10, 2004 Amaru Inc. issued 200,000 shares of common stock through private placement at a price of $3 per share.

On December 11, 2004 Amaru Inc. issued 100,000 shares of common stock through private placement at a price of $3 per share.

The shares issued in the private placements set forth above were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rules 505 and/or 506) promulgated under the Securities Act. The shares were offered and sold to investors who were "accredited investors" as defined in the Securities Act.
Appropriate investment representations were obtained and the securities were issued with restrictive legends.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

PRELIMINARY NOTE REGARDING FORWARD-LOOKING STATEMENTS ALL FORWARD-LOOKING STATEMENTS CONTAINED HEREIN ARE DEEMED BY THE COMPANY TO BE COVERED BY AND TO QUALIFY FOR THE SAFE HARBOR PROTECTION PROVIDED BY THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. PROSPECTIVE SHAREHOLDERS SHOULD UNDERSTAND THAT SEVERAL FACTORS GOVERN WHETHER ANY FORWARD - LOOKING STATEMENT CONTAINED HEREIN WILL BE OR CAN BE ACHIEVED. ANY ONE OF THOSE FACTORS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED HEREIN. THESE FORWARD - LOOKING STATEMENTS INCLUDE PLANS AND OBJECTIVES OF MANAGEMENT FOR FUTURE OPERATIONS, INCLUDING PLANS AND OBJECTIVES RELATING TO THE PRODUCTS AND THE FUTURE ECONOMIC PERFORMANCE OF THE COMPANY. ASSUMPTIONS RELATING TO THE FOREGOING INVOLVE JUDGMENTS WITH RESPECT TO, AMONG OTHER THINGS, FUTURE ECONOMIC, COMPETITIVE AND MARKET CONDITIONS, FUTURE BUSINESS DECISIONS, AND THE TIME AND MONEY REQUIRED TO SUCCESSFULLY COMPLETE DEVELOPMENT PROJECTS, ALL OF WHICH ARE DIFFICULT OR IMPOSSIBLE TO PREDICT ACCURATELY AND MANY OF WHICH ARE BEYOND THE CONTROL OF THE COMPANY. ALTHOUGH THE COMPANY BELIEVES THAT THE ASSUMPTIONS UNDERLYING THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN ARE REASONABLE, ANY OF THOSE ASSUMPTIONS COULD PROVE INACCURATE AND, THEREFORE,THERE CAN BE NO ASSURANCE THAT THE RESULTS CONTEMPLATED IN ANY OF THE FORWARD - LOOKING STATEMENTS CONTAINED HEREIN WILL BE REALIZED. BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENT, THE COMPANY MAY ALTER ITS MARKETING, CAPITAL EXPENDITURE PLANS OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S RESULTS OF OPERATIONS. IN LIGHT OF THE SIGNIFICANT UNCERTAINTIES INHERENT IN THE FORWARD - LOOKING STATEMENTS INCLUDED THEREIN, THE INCLUSION OF ANY SUCH STATEMENT SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED.

General

M2B World is in the business of broadband entertainment and education-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, and broadband consulting services and E-commerce.

As of February 25, 2004 (the "Closing Date"), the Company acquired M2B World in exchange for 19,500,000 newly issued restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of newly issued Company's Series A Convertible Preferred Stock can be converted to 38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding.

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

RESULTS OF OPERATIONS
---------------------

For the year ended December 31, 2004 compared with the year ended December 31, 2003

OVERVIEW

The key business focus of the Company is to establish itself as the leading provider and creator of a new generation of Entertainment-on-Demand, Education-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

The Company owns exclusive rights in the broadband media for various content. The Company intends to apply broadband technologies to facilitate its growth in the broadband and internet sector.

For the broadband, the Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G hand phones.

At the same time the Company launches e-commerce channels (portals) that provide on-line shopping but with a difference, merging two leisure activities of shopping and entertainment. The entertainment channels are designed to drive and promote the shopping portals, and vice versa.

The Company has a license to operate an E-commerce platform in Singapore and the first right of refusal in certain Asian countries. This E-commerce platform will enable the Company to provide an extensive on-line trading opportunities for consumers and companies to barter and/or purchase goods. The marketing of this E-commerce platform can be done through its entertainment channels.

The Company's business model in the area of broadband entertainment includes both education and services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from channel and program sponsorship (advertising and branding), on-line subscriptions, online games micro-payments, channel/portal development (digital programming services), content aggregation and syndication, broadband consulting services, on-line shopping turnkey solutions, E-commerce commissions and on-line dealerships.

The Company's Broadband Sites

As of December 31, 2004, the following Broadband sites were set up both in the United States and abroad to cater to different market segments.

1.       ENTERTAINMENT

         International sites:
         o        Star78.com - an advertising-based Family Entertainment site
         o        Shine8.com - an advertising-based Lifestyle site
         o        Jump29.com - an advertising-based Young Adults site
         o Dreamstage7.com - an advertising & subscription-based Glamour & Fashion site
         o Dimension88.com - an advertising & subscription-based Movie site
         o Dragon78.com - an advertising & subscription-based Mandarin Entertainment site

         US Sites:
         o Dragon78.tv - an advertising & subscription-based Mandarin Entertainment site

2.       EDUCATION SITES

         International Sites:
         o Wiz5.com - an advertising & subscription-based Business & Corporate Training site

         US Sites:
         o Wiz5.US - an advertising & subscription-based Business & Corporate Training site

3.       E-COMMERCE SITES

         International Sites:
         o        Starzmall, A One-Stop Shopping Paradise
         o        Trotteuse, A Second-Hand Branded Goods Mall

REVENUE

The revenue for the year ended December 31, 2004 was $3,984,981.

Licensing and advertising revenue which is the main component of operating revenue for the year ended December 31, 2004 increased to $3,896,284 from $998,238 for the year ended December 31, 2003. The increase of $2,898,046 ( 290%) resulted primarily from advertising and content syndication arising out of the launch of newly enhanced broadband sites. Beginning August, September and the last quarter of 2003, the Company launched new broadband sites in US and Singapore. These sites included Chinese entertainment sites as well as business and corporate training sites, in the US and Singapore. One more new movie site was also launched in Singapore.

These enhancements to the existing broadband sites, and the launch of the new broadband sites as highlighted above, saw the first reasonably significant revenues from advertising and content syndication materializing in the last quarter of 2003. This also accounted for the bulk of the revenue for the year ended December 31, 2003.

During the year 2004, the Company had secured substantial advertising revenue as it sought to grow its subscription and e-commerce revenues. The Company acquired licensing rights to content to increase its advertising revenues, and provide it with a rich content platform to begin securing subscription revenues in the near future. At the same time the company increased its marketing efforts by taking up online advertising of its broadband sites.

The Company enhanced its fashion and glamour site. This international glamour and fashion site, the US business and corporate training site and three other international sites attracted the bulk of the advertising revenues.

COST OF SALES

The cost of sales incurred for the year ended December 31, 2004 was $3,053,715 which was higher than the year ended December 31, 2003 of $475,525 by $2,578,190 (542%). The increase in cost on a year to year comparison was due to the acquisition of content license rights for the broadband sites in 2004. In 2004 acquisition of contents license rights was done throughout the year while in 2003 the acquisition of contents license rights only took place at the end of the third quarter and the fourth quarter. In 2003 the acquisition took place towards the end of the year in preparation for the launch of newly enhanced broadband sites and new broadband sites in August, September and last quarter of 2003.
In 2004 higher costs were also attributed to costs incurred in the development of the on-line games sites, 3G (third generation ) content sites and the Singapore Telecommunications broadband sites.

As a proportion of revenue the cost of sales for the year ended December 31, 2004 was 77% as compared to the same proportion of 47% for the year ended December 31, 2003. In the year 2003, a large content syndication and advertising contract was secured in the fourth quarter which resulted in the revenue of about $1 million for the quarter and also the year. On the cost side, cost started to come in only in the last two quarters of the year when the company embarked on the acquisition of contents license rights for the launch of its newly enhanced broadband sites and new sites. The low cost and high revenue in the year 2003 resulted in the low 47% of cost as a proportion of revenue.

DISTRIBUTION EXPENSES

Distribution expenses for the year ended December 31, 2004 increased to $283,532 from $182,236 for the year ended December 31, 2003. The increase of $101,296 (56%) was due mainly to the marketing and promotion of the broadband sites on an international basis in 2004. The main increase in distribution expenses over the year ended December 31, 2004 was mainly in the three months from April to June 2004. The amount incurred of $204,443 in these three months accounted for 72% of the distribution costs of $283,532.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2004 increased to $580,023 from $284,026 for the year ended December 31, 2003. The increase of $295,997 (104%) resulted primarily from legal and other professional fees paid in the year ended December 31, 2004.

The high legal and other professional fees incurred in the year ended December 31,2004 was due to the compliance required of a publicly listed company. These expenses were not incurred for the year ended December 31, 2003 since the Company was not reporting during the period then ended.

OPERATING INCOME

For the year ended December 31, 2004, the income from operations was $67,711 which was close to the income from operations of $63,956 for the year ended December 31, 2003.

The operating income margin for the year ended December 31, 2004 at 1.7% was lower than the operating income margin of 6.3% for the year ended December 31, 2003. Though revenue was higher in the year 2004 as compared to year ended 2003, costs in the year ended 2004 was also higher than costs in the year 2003.

The Company has to incur higher cost in 2004 due to 1) acquisition of richer and better mix of contents for its broadband sites 2)marketing and promotion of the broadband sites on an international basis 3)legal and professional fees in complying with the requirements of a publicly listed company 4)development of its on-line games site, 3G (third Generation )content sites and Singapore Telecommunications (Singtel) broadband sites to be rolled out in 2005. The development of these sites were undertaken in line with the company's intended diversification of its business in the broadband sector. These higher costs eroded the profit margin in 2004 resulting in a decrease from 6.3% for year ended December 31, 2003 to 1.7% for the year ended December 31, 2004.

GAIN ON SALE OF INVESTMENTS

On 29 December, 2004, the Company sold the entire 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.

FSBM M2B Sdn Bhd is a joint venture between M2B World and FSBM Holdings Berhad ( formerly known as Fujitsu System Business Malaysia Berhad).

NET INCOME

Net income increased from $39,530 for the year ended December 31, 2003 to $512,295 for the year ended December 31, 2004. The increase of $472,765 (1,196%) was attributed mainly to the gain on disposal of investments of $597,292.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $644,319 at December 31 2004 as compared to cash of $60,307 at December 31, 2003.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the fiscal year ended December 31, 2004, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly the Company believes its exposure to market interest rate risk and price risk is not material.

Cash generated from operations will not be able to cover the company's intended growth and expansion. The Company has plans in 2005 to expand its broadband coverage by launching new broadband sites in North America and Europe.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2005. As of September 2004, one new entertainment site and one new business training site had been launched in North America. In Asia, one new business training site had been launched in 2004. In the area of E-commerce, the company plans to launch one new shopping mall for health and wellness products online in the first half of 2005.

The Company has completed its prototype content for 3G (third generations) mobile phones. The Company is working with telecommunication companies and mobile operators on the possibility of launching this new content in the first half of 2005.

The Company was also in the process of developing its new on-line games sites for launching in the first half of 2005. This was the result of the Company's acquisition of an on-line games franchise for six countries in the second quarter of 2004.

To achieve its plans, the Company is seeking to fund its new growth activities through equity financing. The Company plans to use the proceeds of such financing for expansion of its operations.

In the quarter ended December 31, 2004 the Company raised $1,629,870 of equity financing to fund its growth activities through the private placement of its securities.

For the year ended December 31, 2004, the Company raised a total of $1,917,615.

The Company believes that it can continue to raise funds through private placement of its securities to fund its growth and expansion.

NEW CONTRACTS

The Company has entered into three significant contracts in the last six months ended December 31, 2004 namely:

         o The provision of four broadband entertainment site with 26 channels for an exclusive high megabit broadband service with one of the major Telecommunication companies in Asia, namely Singapore Telecommunications (Singtel). The launch of the four new broadband sites was successfully completed in March 2005.

         o The acquisition of an on-line games franchise in six countries (Australia, New Zealand Philippines, Thailand, Indonesia and Singapore) with an on-line games company in Asia, namely MOL AccessPortal Berhad. The Company will enter the on-line games market to enhance its entertainment sites on the broadband. The Company expects to launch the first of these on-line games sites by the second quarter of 2005 through M2B Game World Pte Ltd.

         o The launch of an international fashion and glamour site with an on-line games company in Asia, namely MOL AccessPortal Berhad. This business will be carried out through M2B Commerce Limited.

In additional, the Company signed two other contracts with a Korean company for the distribution of set-top boxes worldwide, and supply of content. The Company intends to enhance its broadband entertainment services by allowing its viewers to have the option of watching its content via the television sets in 2005.


Item 7.  FINANCIAL STATEMENTS

Our consolidated financial statements are included herein.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Report of Independent Registered Public Accounting Firm             F-1

2.       Consolidated Financial Statements

             Consolidated Balance sheet as of December 31, 2004 and 2003     F-2

             Consolidated Statement of Operations for the years ended
             December 31, 2004 and 2003                                      F-3

             Consolidated Statement of Stockholders' Equity and
             Comprehensive Loss for the year ended December 31, 2004
             and 2003                                                        F-4

             Consolidated Statements of Cash Flows for the years ended
             December 31, 2004 and 2003                                      F-5

             Notes to Consolidated Financial Statements                      F-6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Amaru, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheet of Amaru, Inc. and Subsidiary (the Company) as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. We have also audited the balance sheet of M2B World Pte. Ltd. as of December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaru, Inc. and Subsidiary as of December 31, 2004 and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2003 financial statements present fairly, in all material respects, the financial position of M2B Word Pte. Ltd. as of December 31, 2003 and the results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ MENDOZA BERGER & COMPANY, LLP



Irvine, California
March 17, 2005 except for Note 10 which is dated April 4, 2005.

                                          AMARU, INC. AND SUBSIDIARY
                                                BALANCE SHEETS


                                                                            DECEMBER 31,
                                                                                2004             DECEMBER 31,
                                                                           (CONSOLIDATED)            2003
                                                                           ---------------     ---------------
ASSETS
     Current assets
Cash and cash equivalents                                                  $      644,319      $       60,307
Accounts receivable                                                                   239              14,097
Other receivables                                                                 680,737              20,554
Prepaid expenses                                                                    5,576              33,758
                                                                           ---------------     ---------------
     Total current assets                                                       1,330,871            128,716

     Non current assets
Property and equipment                                                            520,360              18,866
Product development costs (net)                                                   181,948             297,402
Investment, at equity                                                                  --           1,403,493
License                                                                         2,420,227                  --
Other assets                                                                           --               2,708
                                                                           ---------------     ---------------
     Total non current assets                                                   3,122,535           1,722,469
                                                                           ---------------     ---------------

Total assets                                                               $    4,453,406      $    1,851,185
                                                                           ===============     ===============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                           $      126,345      $       64,738
Accounts payable - related parties                                                473,792             423,444
Line of credit                                                                         --              58,188
Term loan current portion                                                              --               5,007
Deferred tax liability                                                             36,760                  --
Income tax payable                                                                     --              36,994
Advances from related parties                                                     179,736              55,518
                                                                           ---------------     ---------------
     Total current liabilities                                                    816,633             643,889

Commitments                                                                            --                  --

     Shareholders' equity
Series A convertible preferred stock (par value $0.001)
  5,000,000 shares authorized: 0 shares issued and
  outstanding at December 31, 2004 and 2003, respectively                              --                  --
Common stock (par value $0.001) 200,000,000 shares authorized;
  27,200,000 shares issued and outstanding at December 31, 2004
  and 18,136,364 at December 31, 2003                                              27,200              18,136
Paid in capital                                                                 2,932,751             867,292
Subscribed common stock, 0 and 337,513 shares at December 31,
  2004 and 2003, respectively                                                          --             128,255
Retained earnings                                                                 667,634             160,696
Comprehensive gain on currency translation                                          9,188              32,917
                                                                           ---------------     ---------------
     Total shareholders' equity                                                 3,636,773           1,207,296
                                                                           ---------------     ---------------

Total liabilities and shareholders' equity                                 $    4,453,406      $    1,851,185
                                                                           ===============     ===============


                   The accompanying notes are an integral part of these financial statements.

                                                      F-2

                                     AMARU, INC. AND SUBSIDIARY
                                      STATEMENTS OF OPERATIONS
                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                       FOR THE YEAR ENDED
                                                              -------------------------------------
                                                              DECEMBER 31, 2004      DECEMBER 31,
                                                                (CONSOLIDATED)           2003
                                                              -----------------     ---------------
Revenue:
   Licensing and advertising (including $2,700,000 to a
      related party for the year ended December 31,
      2004 and $0 for the year ended December 31, 2003)       $     3,896,284       $       998,238
   E-commerce                                                          12,046                    --
   Subscription and related services                                    5,123                 4,569
   Other income                                                        71,528                 2,936
                                                              ----------------      ----------------
     Total revenue                                                  3,984,981             1,005,743

Cost of services (Includes $2,966,350 and $423,444 from a
      related party for the year ended December 31, 2004
      and December 31, 2003 respectively)                           3,053,715               475,525
                                                              ----------------      ----------------
Gross profit (loss)                                                   931,266               530,218

Distribution costs                                                    283,532               182,236
Administrative expenses                                               580,023               284,026
                                                              ----------------      ----------------
   Total expenses                                                     863,555               466,262

Income (loss) from operations                                          67,711                63,956

Other (income) expense:
   Expenses related to public listing                                 152,582                    --
   Gain on sale of investment                                        (597,292)                   --
   Finance expenses                                                     1,964                 3,874
                                                              ----------------      ----------------
Income (loss) before income tax provision/(benefit)                   510,457                60,082

Income taxes provision/(benefit)                                       (1,838)               20,552
                                                              ----------------      ----------------
Net income (loss)                                             $       512,295       $        39,530
                                                              ================      ================

Earnings (loss) per share-basic and diluted                   $          0.02       $            --
                                                              ================      ================

Weighted average number of common shares
outstanding-basic and diluted                                      21,297,410            17,772,228
                                                              ================      ================


            The accompanying notes are an integral part of these financial statements.

                                                F-3

                                                     AMARU, INC. AND SUBSIDIARY
                                                  STATEMENT OF SHAREHOLDERS' EQUITY


                              Series A Convertible
                                 Preferred Stock              Common Stock                                               Accumulated
                             ----------------------- ------------------------------                                        Total
                                                                         Additional                                        stock-
                                Number   Par Value   Number of  Par value  Paid-in     Subscribed   Retained  Translation  holders'
                              of Shares  ($0.001)      shares   ($0.001)   capital       stock      Earnings     gain      equity
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2002          --   $     --     17,727,273   $17,727    $753,701      $82,844   $121,166  $ (4,475) $  970,963


Common stock issued for cash       --         --        409,091       409     113,591           --         --        --     114,000

Common stock subscribed at
 various dates                     --         --             --        --          --       45,411         --        --      45,411

Net income                         --         --             --        --          --           --     39,530        --      39,530

Comprehensive gain on
currency translation               --         --             --        --          --           --         --    37,392      37,392
                                                                                                                         -----------
Comprehensive income                                                                                                         76,922
                             -------------------------------------------------------------------------------------------------------

Balance December 31, 2003          --         --     18,136,364    18,136     867,292      128,255    160,696    32,917   1,207,296


Shares issued for cash
Feb. 10, 2004                      --         --      1,363,636     1,364     414,636     (128,255)        --        --     287,745

Reverse acquisition           143,000        143        500,000       500     (27,347)          --         --        --     (26,704)

Stock issued for services          --         --      1,000,000     1,000      49,000           --         --        --      50,000

Common stock issued for cash       --         --        700,000       700   1,629,170           --         --        --   1,629,870

Stock converted              (143,000)      (143)     5,500,000     5,500          --           --     (5,357)       --          --

Net income                         --         --             --        --          --           --     512,295       --     512,295

Comprehensive loss on
currency translation               --         --             --        --          --           --         --    (23,729)   (23,729)
                                                                                                                         -----------
Comprehensive income                                                                                                        488,566
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2004
(consolidated)                     --  $      --     27,200,000   $27,200  $2,932,751      $    --   $667,634  $  9,188  $3,636,773
                             =======================================================================================================


                            The accompanying notes are an integral part of these financial statements.

                                                                 F-4

                                 AMARU, INC. AND SUBSIDIARY
                                  STATEMENTS OF CASH FLOWS
                       FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


                                                                FOR THE YEAR ENDED
                                                      --------------------------------------
                                                      DECEMBER 31, 2004       DECEMBER 31,
                                                       (CONSOLIDATED)             2003
                                                      -----------------     ----------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income (loss)                                 $       512,295       $        39,530
    Adjustments to reconcile net income (loss)
      Amortization                                            121,142               115,914
      Depreciation                                             14,339                24,689
      Loss on disposition of fixed assets                       7,823                 7,530
      (Gain) loss on sale of investment                      (597,292)                   --
      Acquisition of license in exchange for
        account receivable                                 (1,016,734)           (1,403,493)

      Common stock issued for services                         50,000                    --

 Changes in operation assets and liabilities
      Accounts receivable                                      13,858               522,680
      Prepaid and other receivables                          (632,001)               16,414
      Accounts payable and accrued expenses                   111,955               479,460
      Income tax payable                                         (234)               21,064
                                                      ----------------      ----------------
Net cash used in operating activities                      (1,414,849)             (176,212)

CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of fixed assets                               (523,656)               (2,360)
   Acquisition of equipment                                    (5,688)              (16,635)

     Proceeds from sales of investment                        600,000                    --
                                                      ----------------      ----------------
Net cash provided by (used in) investing activities            70,656               (18,995)

CASH FLOWS FROM FINANCING ACTIVITIES
   Addition to related parties                                124,218                 1,726
   Proceeds from (payments on) line of credit                 (58,188)               12,858
   Net payments on bank term loan                              (5,007)              (13,573)
   Re-capitalization of M2B World Pte. Ltd.                   (26,704)                   --
   Issuance of common stock for cash                        1,917,615               159,411
                                                      ----------------      ----------------
Net cash provided by financing activities                   1,951,934               160,422

Effect of exchange rate changes on cash                       (23,729)               37,392
                                                      ----------------      ----------------
Cash flow from all activities                                 584,012                 2,607

Cash balance at beginning of period                            60,307                57,700
                                                      ----------------      ----------------
Cash balance at end of period                         $       644,319       $        60,307
                                                      ================      ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:
  Cash paid during the period for:
    Interest                                          $         1,964       $         3,874
                                                      ================      ================

    Income taxes                                      $       103,974       $             0
                                                      ================      ================

    Write off of fully depreciated fixed assets       $            --       $        50,413
                                                      ================      ================

        The accompanying notes are an integral part of these financial statements.

                                             F-5

                            AMARU, INC. & SUBSIDIARY
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003


1. BASIS OF PRESENTATION AND REORGANIZATION
-------------------------------------------

DESCRIPTION OF BUSINESS
-----------------------

The Company through its wholly owned subsidiary, M2B World, is one of the significant participants in the Broadband entertainment business. The Company is the leading provider of interactive video-on-demand streaming and e-commerce over Broadband channels, Internet portals and Third-Generation (3G) devices. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to effectively target specific viewer profiles and lifestyles of local and international audiences.

The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

The Company's business strategy is to be a diversified media company specializing in the interactive media industry, using the latest broadband, E-Commerce and communications technologies and access to international content and programming.

The Company's goal is to provide on-line entertainment and education on-demand on Broadband channels, Internet portals and 3G devices across the globe; for specific and identified viewer lifestyles, demographics and interests; and to tie the viewing experience to an on-line shopping experience. This is to enable two leisure activities to be rolled into one for the ultimate convenience and reaching out to a global viewing audience.

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

The exchange was accounted for as a reverse acquisition. Accordingly for financial statement purposes, M2B World Pte. Ltd. was considered the accounting acquiror and the related business combination was considered a recapitalization of M2B World Pte. Ltd. rather than an acquisition by the Company. The historical financial statements prior to the agreement will be those of M2B World Pte. Ltd. and the name of the consolidated Company going forward will be Amaru, Inc. and Subsidiary.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------

The consolidated financial statements include the accounts of Amaru Inc and its wholly owned subsidiary. All significant transactions among the consolidated entities have been eliminated upon consolidation.


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


CONCENTRATION OF CREDIT RISK
----------------------------

The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with three customers totaling 100% of these related revenues for the year ended December 31, 2004 and one customer totaling 100% of these related revenues for the year ended December 31, 2003.

The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. However all transactions are recorded in Singapore

                                                    For the years
                                                  ended December 31
                                              --------------------------
                                                  2003          2004
                                              -----------    -----------

         Sales outside of Singapore           $       --     $       --

         Services purchased outside
         of Singapore (1)                     $  423,444     $3,166,350


At December 31, 2003 and 2004 all assets of the Company were located in Singapore.

         (1) Includes $423,444 and $2,966,350 purchased from a related party in Malaysia for the year ended December 31, 2003 and 2004, respectively (see Note 9)


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

Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets, which is three to twenty years.


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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the years ended December 31, 2004 and December 31, 2003.

INVESTMENTS
-----------

Investments in unconsolidated subsidiaries in which the Company has a 20% to 50% interest or otherwise exercises significant influence are carried at cost, adjusted for the Company's proportionate share of their undistributed earnings or losses.

On December 27, 2002, the Company acquired a 9.76% interest in a joint venture entity, FSBM M2B Sdn Bhd, which it accounted for at cost. The investment of $2,708 is included in other assets at December 31, 2003.

On December 29, 2004, the Company sold the entire 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.

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

The Company accounted for its acquisition of CRE8 IP&P under the purchase method of accounting and in accordance with SFAS No. 141 Business Combinations", which requires the acquirer to identify all of the assets acquired and liabilities assumed. As of January 30, 2004, CRE8 IP&P had no assets or liabilities on its books and has had no operations since its inception on July 25, 2002. However, the Company did identify a license owned by CRE8 IP&P that meets the separable and contractual recognition criteria of SFAS 141 for acquired intangible assets. The Company has allocated the entire cost of the acquisition of $2,420,227 to the license based on its fair value as determined by a third party valuation.

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

ADVERTISING
-----------

The cost of advertising is expensed as incurred. For the year ended December 31, 2004 the company incurred advertising expenses of $209,944.

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

EARNINGS (LOSS) PER SHARE
-------------------------

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

RECLASSIFICATIONS
-----------------

Certain amounts in the prior year presented have been reclassified to conform to the current years financial statement presentation.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

The Company has adopted accounting pronouncements issued before December 31, 2004, that are applicable to the Company. The Company has determined as of December 31, 2004 there are no recent pronouncements that if adopted would have a material effect on the financial statements.


3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                              December 31,       December 31,
                                                  2003               2004
                                             --------------     --------------

         Office equipment                    $      58,857      $      65,078
           Film Library                                 --            500,000
         Furniture, fixture and fittings               396              4,578
                                             --------------     --------------
                                                    59,253            569,656

         Accumulated depreciation                  (40,387)           (49,296)
                                             --------------     --------------

                                             $      18,866      $     520,360
                                             ==============     ==============

         Depreciation expense was $24,689 the year ended December 31, 2003 and $14,339 for the year ended December 31, 2004.


4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                              December 31,       December 31,
                                                  2003               2004
                                             --------------     --------------

         Development expenditures            $     595,413      $     601,101

         Accumulated amortization                 (298,011)          (419,153)
                                             --------------     --------------

                                             $     297,402      $     181,948
                                             ==============     ==============

         Amortization expense was $115,914 for the year ended December 31, 2003 and $121,142 for the year ended December 31, 2004.

5. LINE OF CREDIT
-----------------

The Company has a line of credit ($61,267 for year ended December 31, 2004 and $58,188 for year ended December 31, 2003), repayable on demand, used to fund the Group's short-term working capital requirements. The line of credit bears interest at prime lending rate plus 1% per annum (6% at December 31, 2004 and December 31, 2003). This line of credit is secured by a certificate of deposit and interest is payable monthly. The outstanding balance was $58,188 at December 31, 2003 and nil at December 31, 2004.


6. COMMITMENTS
--------------

         LEASES
         ------

         The Company leases its office space under a one year operating lease which expires in February 2005 with a monthly payment of $1,856. Rent expense totaled $23,858 for the year ended December 31, 2003 and 18,946 for the year ended December 31, 2004.

         The Company renewed its lease and took on a larger office space of about 4,000 square feet effective February 17, 2005 at a monthly rental of $4,294. The lease expires on February 16,2008.

         Minimum lease payments for the noncancellable operating leases for the years ending December 31,

      2005           2006           2007            2008            Total
 -------------- -------------- --------------- --------------- ---------------

    $ 40,793        $ 51,528       $ 51,528       $  6,441        $ 150,290
 ============== ============== =============== =============== ===============


7. CAPITAL STOCK
----------------

COMMON STOCK
------------

On February 10, 2004 the M2B issued 1,363,636 shares of $0.31 par value Series D common stock for a total cash capital contribution of $287,745 prior to the reverse acquisition.

On July 13, 2004, Amaru Inc issued 900,000 shares of common stock for services valued at $45,000.

On October 1, 2004, Amaru Inc issued 100,000 shares of common stock for services valued at $5,000.

On October 25, 2004, a total of 143,000 shares of Series A Preferred Stock was converted to 5,500,000 shares of common stock of Amaru Inc.

On October 28, 2004 Amaru Inc issued 300,000 shares of common stock through private placement at a price of $2.80 per share for a total amount of $840,000.

On November 20, 2004 Amaru Inc issued 100,000 shares of common stock through private placement at a price of $2.80 per share for a total amount of $280,000.

On December 10, 2004 Amaru Inc issued 200,000 shares of common stock through private placement at a price of $3 per share for a total amount of $600,000.

On December 11, 2004 Amaru Inc issued 100,000 shares of common stock through private placement at a price of $3 per share for a total amount of $300,000.

Costs of $390,130 associated with the issuance of common stock were deducted from additional paid-in capital during the year ended December 31, 2004.

8. INCOME TAXES
---------------

The Company files separate tax returns for Singapore and the United States of America. Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                                       For the year ended
                                                 -------------------------------
                                                  December 31,     December 31,
                                                      2003             2004
                                                 --------------   --------------

         U.S. Federal statutory tax                        --%           (30.0%)
         U.S. State taxes, net of federal tax              --%              --
         Foreign statutory tax rate                      22.0%            20.0%
           Non-deductible items and other                23.4%           (16.9%)
           Tax exemptions                               (11.2%)           (3.7%)
         Valuation allowance                               --%            30.0%
                                                 --------------   --------------
            Effective income tax rate                    34.2%            (0.6%)
                                                 ==============   ==============

         The components of income tax expense consist of the following:

                                                       For the year ended
                                                 -------------------------------
                                                  December 31,     December 31,
                                                      2003             2004
                                                 --------------   --------------
         Current:

         Federal                                 $          --    $     (49,500)
         State                                              --               --
         Foreign                                        20,552           (1,838)
         Valuation allowance                                --           49,500
                                                 --------------   --------------
                                                 $      20,552    $      (1,838)
                                                 ==============   ==============


The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of December 31, 2004 and 2003.

The Company had available approximately $330,000 of unused Federal net operating loss carry-forwards at December 31, 2004, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2024. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At December 31, 2004, a valuation allowance for the full amount of the net deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be realized.


9. RELATED PARTY TRANSACTIONS
-----------------------------

For the year ended December 31, 2004 and 2003 the amount purchased from this related party was $2,966,350 and 423,444 respectively. The related party is FSBM M2B Sdn Bhd ( FSBM ) which is registered in Malaysia. FSBM is a joint venture between M2B World and FSBM Holdings Berhad (formerly known as Fujitsu System Business Malaysia Berhad). FSBM served as a production base for M2B World, having digital post-production suites for content production. M2B World owns a 9.76% equity stake in FSBM

On December 29, 2004, the Company sold the entire 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.

10. SUBSEQUENT EVENT
--------------------

Amaru Holdings Limited, a wholly owned subsidiary of Amaru Inc., registered in the British Virgin Islands was incorporated on February 21, 2005.

M2B World Inc, a wholly owned subsidiary of Amaru Inc, registered in California was incorporated on January 24, 2005.

M2B Game World Pte Ltd, a wholly owned subsidiary of M2B World Pte Ltd registered in Singapore was incorporated on January 24, 2005. The ultimate holding company of M2B Game World Pte Ltd is Amaru Inc.

The ownership of M2B Commerce Limited was transferred from M2B World Pte Ltd to Amaru Inc and be wholly owned directly under Amaru Inc with effect from January 11, 2005.

A representative office of M2B World Pte Ltd was set up in Shanghai on March 22, 2005.

On February 1, 2005 Amaru Inc issued 50,000 shares of common stock through private placement at a price of $3 per share.

On March 31, 2005 Amaru Inc. received $450,000 through a private placement at a price of $3 per share to issue 150,000 shares of common stock. The shares have not been issued as of the date of the report.

On April 4, 2005 Amaru Inc. received $300,000 through a private placement at a price of $3 per share to issue 100,000 shares of common stock. The shares have not been issued as of the date of the report.

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


Item 8A. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2004, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         During the quarter ended December 31, 2004, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

Sales of Unregistered Securities

On October 1, 2004, Amaru Inc issued 100,000 "restricted" shares of common stock for services valued at $5,000. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

On October 25, 2004, a total of 143,000 shares of Series A Preferred Stock was converted to 5,500,000 shares of common stock of Amaru Inc.

On October 28, 2004 Amaru Inc issued 300,000 shares of common stock through private placement at a price of $2.80 per share.

On November 20, 2004 Amaru Inc issued 100,000 shares of common stock through private placement at a price of $2.80 per share.

On December 10, 2004 Amaru Inc issued 200,000 shares of common stock through private placement at a price of $3 per share.

On December 11, 2004 Amaru Inc issued 100,000 shares of common stock through private placement at a price of $3 per share.

The shares issued in the private placements set forth above were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rules 505 and/or 506) promulgated under the Securities Act. The shares were offered and sold to investors who were "accredited investors" as defined in the Securities Act.

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, executive officers and key employees as of December 31, 2004 were as follows :

Name                            Age      Position
----                            ---      --------

Colin St.Gerard Binny           50       Chairman of the Board, Chief Executive
                                         Officer and Director

Francis Keong Kwong Foong       44       Chief Financial Officer


Colin Binny has served as the Chairman of the Board, Chief Executive Officer and Director since 2000. Mr. Binny held various senior management positions with local and global companies over the last 25 years. He is also the Chairman of M2B Media Group and the Chairman of Metromedia Productions, a regional event company. From 1996 through 1999, Mr. Binny was the President and CEO of UTV International ( Singapore ). Mr. Binny obtained his marine engineering diploma from the Singapore Polytechnic in 1975.

Francis Foong Keong Kwong, has served as the Company's Chief Financial Officer since October 1, 2004. Prior to joining M2B World, Mr. Foong was a Principal Consultant with Quality Vision Consultants. Prior to being a Principal Consultant, Mr. Foong had worked 19 years as a finance professional. >From 1993 to 1996 he was Financial Controller of Natco Singapore Pte Ltd, a subsidiary of a large oil and gas company based in Houston. From November 2002 to February 2003 he was the Asean/ India Financial Controller for IBM Business Consulting Services. From May 1996 to November 2002 he was the Regional Finance Director for PwC East Asia Consulting (IBM Consulting merged with PwC East Asia Consulting in November 2002). He managed the regional finance function based in Singapore and the finance departments in the eight countries of China, Taiwan, Hong Kong, Thailand, Philippines, Malaysia, Singapore and Indonesia. >From the years 1999 to 2002 he sat in the East Asia Board of Directors acting as a financial adviser to the Business sector leaders on business decisions, risks management and financial analysis on various business and strategy issues. Mr. Foong received Bachelor of Accountancy, National University of Singapore, is a Member, Singapore Institute of Certified Public Accountants since 1987. In 2004 he became a Fellow of the Institute. Mr. Foong received Master in Business Administration, University of Hull (UK) in 1995.

COMMITTEES

The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF BUSINESS CONDUCT AND ETHICS

         Our code of business conduct and ethics, as approved by our board of directors, can be obtained from our Website, at www.m2bworld.com.

         We intend to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Item 406(b) of Regulation S-B, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

         Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our common stock, to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission, or the SEC. These officers, directors and stockholders are required by SEC regulations to furnish us with copies of all such reports that they file.

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2004 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2004, all Section 16(a) filing requirements applicable to our reporting persons were met.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2004 shown below. Sahra Partida was the sole officer and director of the Company in fiscal year 2003 and 2002. She did not receive any compensation for her services as the director and/or officer of the Company in fiscal years 2003 and 2002.

Name and Principal Position       Year      Salary (1)     Annual Awards (2)     Bonus(3)     Other Compensation(4)
---------------------------       ----      ----------     -----------------     --------     ---------------------

Colin Binny, CEO                  2004        60,534               -                 -                7,500
                                  2003        27,831
                                  2002        68,181

Francis Foong, CFO                2004        12,883               -                 -                5,000

         1. No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2004, other than stated above.
         2. No officers received or will receive any long term incentive plan payouts or other payouts during fiscal year 2004.
         3.       Bonus awarded based on performance
         4. Shares issued as compensation for services rendered to the Company. On July 13, 2004, 150,000 shares of common stock were issued to Colin Binny, the Company's CEO for services rendered valued at $7,500 pursuant to the Company's 2004 Equity Compensation Plan. On October 1, 2004, 100,000 shares of "restricted" common stock were issued to Francis Foong, the Company's CFO for services rendered to the Company valued at $5,000.

COMPENSATION OF DIRECTORS

         The Company reimburses each Director for reasonable expenses (such as travel and out-of-pocket expenses) in attending meetings of the Board of Directors. Directors are not separately compensated for their services as Directors.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

         There are no employment agreements with the Company's key employees at this time.

Limitation of Liability of Directors
------------------------------------

         The laws of the State of Nevada and the Company's By-laws provide for indemnification of the Company's directors for liabilities and expenses that they may incur in such capacities. In general, directors and officers are indemnified with respect to actions taken in good faith in a manner reasonably believed to be in, or not opposed to, the best interests of the Company, and with respect to any criminal action or proceeding, actions that the indemnitee had no reasonable cause to believe were unlawful.

         The Company has been advised that in the opinion of the Securities and Exchange Commission, indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As at December 31, 2004, 27,200,000 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our stocks by:

         o        Each of our directors
         o        Each of our named executive officers
         o        All of our directors and executive officers as a group; and
         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.


Name and Address                  Amount and Nature                Percent of
Of Beneficial Owner               of Beneficial Ownership of       Class of
                                  of Common Stock                  Common Stock


Colin St.Gerard Binny             150,000                             20.9%
87 CASHEW ROAD #02-02             (Direct)
CASHEW HEIGHTS                    5,527,972 (2)
SINGAPORE 679658                  (Indirect)

Francis Keong Kwong Foong         100,000                              0.4%
8 DOVER RISE #12-09
HERITAGE VIEW
SINGAPORE 138678

M2B Media Pte Ltd                 5,527,972 (2)                       20.3%
112 MIDDLE ROAD                   (Direct)
#08-01 MIDLAND HOUSE
SINGAPORE 188970

Asian Technology Resouces
Sdn Bhd                           2,303,322                            8.5%
63000 CYBERJAYA SELANGOR
DARUL EHSAN MALAYSIA

Asian Venture Group
Pte Ltd                           2,347,902                            8.6%
80 ROBINSON ROAD #17-02
SINGAPORE 068898

Capital Hills Assets
Limited                           1,560,315                            5.7%
OFFSHORE INCORPORATIONS
LIMITED P.O.BOX 957
OFFSHORE INCORPORATIONS CT.
TORTOLA, BRIT VIRGIN IS

Ho Pong Chong                     1,560,315                            5.7%
BLOCK 46 LENGKOK BAHRU
#11-263 SINGAPORE 150046

Lily Lee                          1,486,014                            5.5%
30 DOVER RISE#01-11
SINGAPORE 138687

Annie Lin                         1,375,000                            5.1%
36 HARTLEY GROVE
SINGAPORE 457897

Michael John Shone                1,691,352                            6.2%
5CD GOODWOOD HILL
SINGAPORE 258904
All Directors and Officers
As A Group (2 persons)            5,777,972                           21.2%

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person

(2) Based on a total of 5,527,927 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of M2B Media Pte Ltd.


Item 12. CERTAIN RELATIONSHIP AND RELATED TRANSCATIONS

For the year ended December 31, 2004, M2B World sold $2,700,000 of advertising services to a related party, FSBM M2B Sdn Bhd.

For the year ended December 31, 2004, M2B World acquired content license rights of $2,966,350 from the same related party.

The related party is FSBM M2B Sdn Bhd which is registered in Malaysia. FSBM M2B was a joint venture between M2B World and FSBM Holdings Berhad (formerly known as Fujitsu System Business Malaysia Berhad). FSBM M2B serves as a production base for M2B World, having digital post-production suites for content production. M2B World owned a 9.76% equity stake in FSBM.

On December 29, 2004, the Company sold its entire 9.76% equity stake in FSBM M2B Sdn Bhd to a third party for $600,000 at a gain of $597,292.


Item 13. EXHIBITS

(a)  Exhibits

Exhibit Number      Description
--------------      -----------

     2.1            Agreement and Plan of Reorganization with M2B World Pte
                    Ltd.**

     3.1            Articles of Incorporation*

     3.2            Amendment to the Articles of Incorporation***

     3.3            Bylaws*

     4.1 Form of Subscription Agreement executed by investors in the Private Placement*

     14.1           Code of Ethics of the Company

     14.2           Code of Ethics of Senior Officers of the Company

     21             Company's Subsidiaries

     31.1 Certification of Chief Executive Officer and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

     31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

     32.1 Certification of Chief Executive Officer and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

     32.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

---------------

* Previously filed with the Securities and exchange Commission on Form 10-SB. **Previously filed with the Securities and Exchange Commission on Form 8-K. **Previously filed with the Securities and Exchange Commission on Schedule 14C.

ITEM 14.  PRINCIPAL FEES AND SERVICES.

The following table presents fees for professional audit services rendered by P G Wee & Patners for the year ended December 31, 2003 and Mendoza Berger Company, LLP for the year ended December 31, 2004.

                                                          2004            2003
                                                        ---------      ---------
             Audit Fees: (1)                            $109,130          1,174
             Tax Fees: (2)                                 5,000            998

                                                        ---------      ---------
                 Total                                  $114,130       $  2,172
                                                        =========      =========

(1) Audit Fees: Fees for professional services performed by P G Wee for the audit of the company's annual financial statements for the year ended December 31, 2003. In the year 2003, the company was not publicly listed in the US. In the year 2004, fees were for professional services performed by Mendoza Berger Company, LLP for the audit of the annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings.

(2) Tax Fees: Fees for professional services performed by P G Wee with respect to tax compliance for year ended December 31, 2003. In the year 2003, the company was not publicly listed in the US. In the year 2004, fees were for professional services performed by Mendoza Berger Company, LLP relating to tax compliance, preparation and filing of returns for the company.

                                   SIGNATURES
                                   ----------

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Amaru, Inc.

                            By:   /s/ Colin Binny
                                  ----------------------------------------------
                                  Colin Binny, Chairman, President and Secretary

                            Date: 4/12/05

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Binny             Chairman, President, Secretary and Director         Date: 4/12/05
------------------------         (principal executive officer)
    Colin Binny

/s/ Francis Foong                    Chief Financial Officer                    Date: 4/12/05
------------------------
    Francis Foong