Form 10QSB
period 2005-03-31
AMARU INC
filed 2005-05-20
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2005

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

The number of shares of the registrant's common stock as of April 20, 2005:
28,450,000 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                   F-1

(a)      Consolidated Balance Sheets                                         F-2
(b)      Consolidated Statements of Operations                               F-3
(c)      Consolidated Statement of Shareholders' Equity (deficit)            F-4
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Consolidated Financial Statements                          F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     3

Item 3.  Controls and Procedures                                              7

PART II. OTHER INFORMATION                                                    7

Item 1.  Legal Proceedings                                                    7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          7

Item 3.  Defaults On Senior Securities                                        7

Item 4.  Submission of Items to a Vote                                        7

Item 5.  Other Information                                                    7

Item 6.                                                                       8

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   10

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                TABLE OF CONTENTS

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)..........F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6


                           AMARU, INC. & SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                              MARCH 31       DECEMBER 31,
                                                                2005            2004
                                                             -----------     -----------
ASSETS
     Current assets
Cash and cash equivalents                                    $  753,629      $   644,319
Accounts receivable                                             516,952              239
Other receivable                                                540,000          680,737
Other current assets                                             36,226            5,576
                                                             -----------     -----------
     Total current assets                                     1,846,807        1,330,871

     Non current assets
Property and equipment, net                                     766,985         520,360
Product development, net                                        165,657         181,948
License                                                       2,420,227       2,420,227
                                                             -----------     -----------
     Total non current assets                                 3,352,869       3,122,535
                                                             -----------     -----------

     Total assets                                            $5,199,676      $4,453,406
                                                             ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                            $   601,830      $  126,345
Accounts payable-related parties                                     --         473,792
Line of credit                                                       --              --
Deferred tax liability                                          103,851          36,760
Advances from related parties                                   136,533         179,736
                                                             -----------     -----------
     Total current liabilities                                  842,214         816,633

Commitments                                                          --              --

     Shareholders' equity

Series A convertible preferred stock (par value $0.001)
  5,000,000 shares authorized: 0 shares issued and
  outstanding at March 31, 2005 and December 31, 2004,
  respectively                                                       --              --

Common stock (par value $0.001) 200,000,000 shares
  authorized; 27,400,000 shares issued and outstanding
  at March 31, 2005 and 27,200,000 at December 31, 2004          27,400          27,200
Paid in capital                                               3,477,176       2,932,751
Retained earnings                                               839,959         667,634
Comprehensive gain on currency translation                       12,927           9,188
                                                             -----------     -----------
     Total shareholders' equity                               4,357,462       3,636,773
                                                             -----------     -----------

     Total liabilities and shareholders' equity              $5,199,676      $4,453,406
                                                             ===========     ===========


                      The accompanying notes to financial statements
                          are an integral part of this statement



                                 AMARU, INC. & SUBSIDIARIES
                                   STATEMENTS OF OPERATIONS
                                         (UNAUDITED)


                                                            FOR THE             FOR THE
                                                       THREE MONTHS ENDED   THREE MONTHS ENDED
                                                         MARCH 31, 2005     MARCH 31, 2004
                                                          -------------     -------------
Revenue:
  Licensing and advertising                               $    902,696      $  1,005,917
  Broadband consulting services                                500,000                --
  E-commerce                                                        --            11,979
  Other income                                                     527            18,625
                                                          ------------      ------------
    Total revenue                                            1,403,223         1,036,521

Cost of services
 (includes $0 and $68,404 of services
 purchased from related party during the
 three months ended March 31, 2005 and 2004
 respectively)                                                 878,014           116,034
                                                          -------------     -------------
Gross profit (loss)                                            525,209           920,487

Distribution costs                                              59,361             8,973
Administrative expenses                                        226,051           180,862
                                                          -------------     -------------
 Total expenses                                                285,412           189,835

                                                          -------------     -------------
Income from operations                                         239,797           730,652

Interest expenses                                                   --               454
Provision for Income taxes                                      67,472           159,172
                                                          -------------     -------------
Net income                                                $    172,325      $    571,026
                                                          =============     =============

Earnings per share - basic and diluted                    $       0.01      $       0.03
                                                          =============     =============
Weighted average number of common shares
  outstanding - basic and diluted                           27,234,444        19,088,384
                                                          =============     =============


                      The accompanying notes to financial statements
                          are an integral part of this statement


                                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)


                       Series A Convertible
                          Preferred Stock          Common Stock
                       ---------------------   ----------------------
                                                                      Additional                                           Total
                       Number of  Par Value    Number of  Par Value    Paid-in    Subscribed   Retained   Translation  Stockholders'
                        Shares     ($0.01)      Shares     ($0.001)    Capital      stock      Earnings     gain          Equity
                       ---------  ---------  -----------  ---------  -----------  ----------   --------   -----------   -----------

Balance
  December 31, 2003           --  $      --   18,136,364  $  18,136  $   867,292  $  128,255   $160,696   $    32,917   $ 1,207,296

Shares issued for
  cash Feb. 10, 2004          --         --    1,363,636      1,364      414,636    (128,255)        --            --       287,745

Reverse acquisition      143,000        143      500,000        500      (27,347)         --         --            --       (26,704)

Stock issued for
  services                    --         --    1,000,000      1,000       49,000          --         --            --        50,000

Common stock issued
  for cash                    --         --      700,000        700    1,629,170          --         --            --     1,629,870

Stock converted         (143,000)      (143)   5,500,000      5,500           --          --     (5,357)           --            --

Net income                    --         --           --         --           --          --    512,295            --       512,295

Comprehensive loss
  on currency
  translation                 --         --           --         --           --          --         --       (23,729)      (23,729)
                                                                                                                        -----------
Comprehensive income          --         --           --         --           --          --         --            --       488,566
                       ---------  ---------  -----------  ---------  -----------  ----------   --------   -----------   -----------
Balance
  December 31, 2004           --         --   27,200,000     27,200    2,932,751          --    667,634         9,188     3,636,773

Common stock issued
  for cash                    --         --      200,000        200      544,425          --         --            --       544,625

Net income                    --         --           --         --           --          --    172,325            --       172,325

Comprehensive gain
  on currency
  translation                 --         --           --         --           --          --         --         3,739         3,739
                                                                                                                        -----------
Comprehensive income          --         --           --         --           --          --         --            --       176,064
                       ---------  ---------  -----------  ---------  -----------  ----------   --------   -----------   -----------
Balance
  March 31, 2005              --  $      --   27,400,000  $  27,400  $ 3,477,176  $       --   $839,959   $    12,927   $ 4,357,462
                       ---------  ---------  -----------  ---------  -----------  ----------   --------   -----------   -----------


                        The accompanying notes to financial statements are an integral part of this statement


                               AMARU, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                       FOR THE              FOR THE
                                                   THREE MONTHS ENDED  THREE MONTHS ENDED
                                                    MARCH 31, 2005       MARCH 31, 2004
                                                     -----------           -----------
CASH FLOW FROM OPERATING ACTIVITIES
     Net income                                      $   172,325           $   571,026
     Adjustments to reconcile net income
       to cash and cash equivalents used
       or provided by operations:

     Amortization                                         33,751                29,205
     Depreciation                                          4,841                 3,021
     Acquisition of license in exchange for
       accounts receivable                                    --            (1,016,734)

   Changes in operation assets and liabilities
     Accounts receivable                                (516,713)                1,989
     Other receivables                                   140,737                20,554
     Other current assets                                (30,650)               14,669
     Accounts payable and accrued expenses                68,784                50,041
     Income tax payable                                       --               141,920
                                                     -----------           -----------
Net cash used in operating activities                   (126,925)             (184,309)

CASH FLOWS FROM INVESTING ACTIVITIES
     Software development cost                           (17,460)               (2,288)
     Acquisition of equipment                           (251,466)                 (731)
                                                     -----------           -----------
Net cash (used in)investing activities                  (268,926)               (3,019)

CASH FLOWS FROM FINANCING ACTIVITIES
     Payable to related party                            (43,203)                2,644
     Payments on line of credit                               --               (58,304)
     Recapitalization of M2B World Pte. Ltd.                  --               (26,704)
     Issuance of common stock for cash                   544,625               287,745
                                                     -----------           -----------
 Net cash provided by financing activities               501,422               205,381

Effect of exchange rate changes on cash and
cash equivalents                                           3,739                 9,799
                                                     -----------           -----------
Cash flow from all activities                            109,310                27,852

Cash and cash equivalents at beginning of period         644,319                60,307
                                                     -----------           -----------

Cash and cash equivalents at end of period           $   753,629           $    88,159
                                                     ===========           ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest                                     $        --           $       454
                                                     ===========           ===========
        Income taxes                                 $        --           $    17,535
                                                     ===========           ===========


                     The accompanying notes to financial statements
                         are an integral part of this statement



                          AMARU INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2005 AND 2004
                                  (UNAUDITED)


1. BASIS OF PRESENTATION AND REORGANISATION
-------------------------------------------

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

BASIS OF PRESENTATION
---------------------

The financial statements included herein is unaudited. However, such information reflects all adjustments ( consisting solely of normal occurring adjustments ) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the company's Annual report on Form 10-KSB for the year ended December 31, 2004.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of Amaru Inc and its wholly owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.


USE OF ESTIMATES
----------------
The preparation of financial statements in accordance with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Management has not made any subjective or complex judgments the application of which would result in any material differences in reported results.


CONCENTRATION OF CREDIT RISK
----------------------------
The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with two customers totaling 100% of these related revenues for the three months ended March 31, 2005 and one customer totaling 100% of these related revenues for the three months ended March 31, 2004.

The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. However all transactions are recorded in Singapore

                                                 For the three months
                                                    ended March 31
                                              --------------------------
                                                  2005          2004
                                              -----------    -----------

         Services purchased outside
         of Singapore                         $   878,014    $   68,404

No sales were made outside of Singapore for the three months ended March 31, 2005 and March 31, 2004.

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments readily convertible to cash and subject to insignificant risk of changes in value.

Cash in banks and short-term deposits are held to maturity and are carried at cost.

For the purposes of the cash flow statement, cash and cash equivalents consist of cash on hand and deposits in banks, net of outstanding bank overdrafts.

REVENUES
--------

Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized as the content is delivered. E-commerce commissions are recognized as received. Broad-band consulting services and on-line turnkey solutions are recognized as earned.

To date the Company has only had revenues mainly from licensing and advertising and content syndication.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the three months ended March 31, 2005 and the year ended December 31, 2004.

ADVANCES FROM RELATED PARTY
----------------------------

Advances from related party are unsecured, non-interest bearing and payable on demand.

FOREIGN CURRENCY TRANSLATION
----------------------------

Transactions in foreign currencies are measured and recorded in the functional currency, Singapore dollars, using the exchange rate in effect at the date of the transaction. The reporting currency is U.S. dollars. At each balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other comprehensive income and realized gains and losses are reflected in operations.

ADVERTISING
-----------

The cost of advertising is expensed as incurred. For the three months ended March 31, 2005 and 2004 the company incurred advertising expenses of $20,144 and $334 respectively.

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

EARNINGS (LOSS) PER SHARE
-------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued FAS No. 128 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

FINANCIAL INSTRUMENTS
---------------------

The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses, notes payable, and other liabilities approximate their fair value.

RECLASSIFICATIONS
-----------------

Certain amounts in the previous periods presented have been reclassified to conform to the current years financial statement presentation.

3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                                 March 31,        December 31,
                                                  2005               2004
                                             --------------     --------------

         Office equipment                    $     116,544      $      65,078
         Film Library                              700,000            500,000
         Furniture, fixture and fittings             4,578              4,578
                                             --------------     --------------
                                                   821,122            569,656

         Accumulated depreciation                  (54,137)           (49,296)
                                             --------------     --------------

                                             $     766,985      $     520,360
                                             ==============     ==============

         Depreciation expense was $4,841 for the three months ended March 31, 2005 and $3,021 for the three months ended March 31, 2004


4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                                 March 31,       December 31,
                                                  2005               2004
                                             --------------     --------------

         Development expenditures            $     618,561      $     601,101

         Accumulated amortization                 (452,904)          (419,153)
                                             --------------     --------------

                                             $     165,657      $     181,948
                                             ==============     ==============

         Amortization expense was $33,751 for the three months ended March 31, 2005 and $29,205 for the three months ended March 31, 2004.


5. LINE OF CREDIT
-----------------

The Company has a line of credit, $60,632 for three months ended March 31, 2005 and $61,267 for year ended December 31, 2004, repayable on demand, used to fund the Group's short-term working capital requirements. The line of credit bears interest at prime lending rate plus 1% per annum (6% at March 31, 2005 and December 31, 2004). This line of credit is secured by a certificate of deposit and interest is payable monthly. The outstanding balance was zero at both March 31, 2005 and December 31, 2004.


6. COMMITMENTS
--------------

         LEASES
         ------

         The Company renewed its lease with a larger office space of about 4,000 square feet, at a monthly rental of $4,244. The new lease period is for three years, expiring on March 16, 2008.
         Rent expense totaled $7,781 for the three months ended March 31, 2005 and $1,893 for the three months ended March 31, 2004.

         Minimum lease payments for the noncancellable operating leases for the years ending December 31,

      2005           2006           2007            2008            Total
 -------------- -------------- --------------- --------------- ---------------

    $ 38,196        $ 50,928       $ 50,928       $ 10,678        $ 150,730
 ============== ============== =============== =============== ===============

7. CAPITAL STOCK
----------------

COMMON STOCK
------------

On February 1, 2005, Amaru Inc issued 50,000 shares of common stock through private placement at a price of $3.00 per share for a total amount of $150,000.

On March 31, 2005, Amaru Inc issued 150,000 shares of common stock through private placement at a price of $3.00 per share for a total amount of $450,000.

Costs of $55,375 associated with the issuance of common stock were deducted from additional paid-in capital during the quarter ended March 31, 2005.


8. INCOME TAXES
---------------

The Company files separate tax returns for Singapore and the United States of America. Reconciliation of the differences between the statutory tax and the effective income tax are as follows:

                                                     March 31,        March 31,
                                                      2005             2004
                                                 --------------   --------------

         U.S. Federal statutory tax                        --%              --%
         U.S. State taxes, net of federal tax              --%              --%
         Foreign statutory tax rate                     27.92%           21.78%
         Valuation allowance                               --%              --%
                                                 --------------   --------------
            Effective income tax rate                   27.92%           21.78%
                                                 ==============   ==============

         The components of income tax expense consist of the following:

                                                    For the three months ended
                                                 -------------------------------
                                                     March 31,        March 31,
                                                      2005             2004
                                                 --------------   --------------
         Current:

         Federal                                 $          --    $          --
         State                                              --               --
         Foreign                                        67,472          159,172
         Valuation allowance                                --               --
                                                 --------------   --------------
                                                 $      67,472    $     159,172
                                                 ==============   ==============


The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of March 31, 2005 and 2004.

The Company had available approximately $330,000 of unused Federal net operating loss carry-forwards at March 31, 2005, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2005, a valuation allowance for the full amount of the net deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be realized.

9. SUBSEQUENT EVENT
--------------------
On April 4, 2005, the Company issued 100,000 shares of common stock through private placement at a price of $3 per share for a total amount of $300,000.

On April 12, 2005, the Company issued 100,000 shares of common stock through private placement at a price of $3 per share for a total amount of $300,000.

On April 14, 2005, the Company issued 750,000 shares of common stock through private placement at a price of $3 per share for a total amount of $2,250,000.

On April 20, 2005, the Company issued 100,000 shares of common stock through private placement at a price of $3 per share for a total amount of $300,000.

On May 3, 2005, the Company issued 80,000 shares of common stock through private placement at a price of $3 per share for a total amount of $240,000.

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

General

M2B World is in the business of broadband entertainment and education-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.


RESULTS OF OPERATIONS
---------------------

For the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004

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

The Company's business model in the area of broadband entertainment includes both education on-demand and e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from channel and program sponsorship (advertising and branding), on-line subscriptions, online games micro-payments, channel/portal development (digital programming services), content aggregation and syndication, broadband consulting services, on-line shopping turnkey solutions, broadband hosting and streaming services, E-commerce commissions and on-line dealerships.

The Company's Broadband Sites

As of March 31, 2005, the following Broadband sites have been set up both in the United States and abroad to cater to different market segments.

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

         International Sites:
         o Wiz5.com - an advertising & subscription-based Business & Corporate Training site

         US Sites:
         o Wiz5.US - an advertising & subscription-based Business & Corporate Training site

3. E-COMMERCE SITES

         International Sites:
         o        Starzmall, A One-Stop Shopping Paradise
         o        Trotteuse, A Second-Hand Branded Goods Mall

In fiscal 2005, the Company plans to restructure its operations to meet fully its global expansion initiatives. Part of this plan has already been put in place in the first quarter of 2005 when the business were reorganized under the following undermentioned entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

                  M2B WORLD PTE LTD (SINGAPORE)

                  This subsidiary will continue to oversee the management and operation of the company as a whole and oversee the Asian business.

                  M2B WORLD INC.(USA)

                  M2B WORLD INC.(USA) was incorporated on January 24, 2005. This subsidiary will handle and oversee the Company's business in the USA. The company has leased a new office on Sunset Boulevard, West Hollywood that comes into effect from April 1, 2005. The Company plans to complete the transfer of its US broadband sites and some international sites to M2B World Inc by second quarter of 2005.

                  M2B GAME WORLD PTE LTD (SINGAPORE)

                  M2B GAME WORLD PTE LTD (SINGAPORE) was incorporated on January 24, 2005. This company will function as a wholly owned subsidiary company of M2B World Pte Ltd and will handle the venture into online games. The Company has already secured an online games franchise for six countries. The online games platform and micro-payment gateway is expected to be operational in Singapore by second quarter of 2005.

                  AMARU HOLDINGS LIMITED (BVI)

                  AMARU HOLDINGS LIMITED (BVI) was incorporated in the British Virgin Islands on February 21, 2005. All rights and licenses for the entertainment and education content (like movies, dramas, lifestyles, corporate training, and others) will be held under this company.

                  M2B COMMERCE LIMITED(BVI).

                  M2B World has a wholly owned subsidiary, M2B Commerce Limited, registered in the British Virgin Islands. M2B World intends to consolidate all its e-commerce operations and possibly launch new "e-bay" type initiatives under M2B Commerce Limited. With effect from January 11, 2005 ownership of this company has been transferred from M2B World Pte Ltd to Amaru Inc. and is wholly owned directly under Amaru Inc. New online e-commerce malls are currently being designed and built; these new malls are expected to be operational by third quarter of 2005.

                  A CHINA REPRESENTATIVE OFFICE has been set up in Shanghai.

                  This representative office will be under M2B World Pte Limited and handle the Company's China business. The representative office has leased office space in the Shui On Plaza on Huai Hai Zhong Road in Central Shanghai with effect from March 15 2005.

                  M2B WORLD TRAVEL LIMITED (BVI)

                  M2B WORLD TRAVEL LIMITED (BVI) was recently incorporated in the British Virgin Islands on May 3, 2005. This Company will be used to launch a global online travel platform, which is expected to be ready for operation by end of 2005.


REVENUE

The revenue for the three months ended March 31, 2005 was $1,403,223.

Revenue for the three months ended March 31, 2005 at $1,403,223 was higher than revenue of $1,036,521 for the three months ended March 31, 2004 by $366,702 ( 35%).

The revenue for the three months ended March 31, 2004 was primarily from advertising ($1,005,917) which came from the new Chinese sites, movie sites, business and corporate training sites with varied and attractive content which comprised television dramas, movies, documentaries and corporate training videos.

The Company continued to enhance its broadband sites and acquired varied and rich mix of contents catering to diversified needs and different lifestyles of its subscribers. Besides subscription, the enhanced broadband sites also attracted $900,000 of advertising revenue for the three months ended March 31, 2005. Another $500,000 of revenue came from software services.

COST OF SALES

Cost of sales for the three months ended March 31, 2005 was $878,014 which increased by $761,980 (657%) from $116,034 for the three months ended March 31, 2004.

As a proportion of revenue, the cost of sales for the three months ended March 31, 2005 was 63% (cost of sales at $878,014 and revenue at $1,403,223) as compared to 11% for the three months ended March 31, 2004 (cost of sales at $116,034 and revenue at $1,036,521).

The significant increase in cost of sales of $761,980 (657%) was mainly attributed to the acquisition of contents license rights for the company's broadband sites for the three months ended March 31, 2005. These acquisitions enabled the Company to provide a varied and rich mix of contents which can cater to the diversified needs and different lifestyles of its subscribers. These acquisitions of contents license rights in the three months ended March 31, 2005 of $878,014 resulted in a high proportion of 63% of cost of sales over revenue.

The proportion of 63% for the three months ended March 31, 2005 compared to the 11% for the three months ended March 31, 2004 was high as the company did not incur large expenditures on purchase of contents license rights for the three months ended March 31, 2004 ($116,034). The acquisition of contents license rights was low as much of the acquisitions were already done in the last two quarters of 2003 in preparation for the launch of new broadband sites and enhanced broadband sites towards the later half of 2003. This low cost coupled with the large revenue from advertising for the three months ended March 31, 2004 resulted in the low proportion of 11%.


DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2005 at $59,361 was higher by $50,388 (561%) as compared to the amount of $8,973 incurred for the three months ended March 31, 2004.

The higher distribution expenses was attributed mainly to the marketing of M2B network of broadband sites ($15,000) and staff traveling to open new markets and develop new businesses ($33,334).


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2005 at $226,051 was higher by $45,189 (25%) as compared to the amount of $180,862 incurred for the three months ended March 31, 2004.

The increase was attributed mainly to staff costs from the increase in headcount to support the growing business.

Net Income

For the three months ended March 31, 2005 net income was $172,325 which decreased by $398,701 (70%) from $571,026 for the three months ended March 31, 2004.

The decrease in net income was due to the higher costs incurred in the three months ended March 31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $753,629 at March 31 2005 as compared to cash of $644,319 at December 31, 2004.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2005, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly the Company believes its exposure to market interest rate risk and price risk is not material.

Cash generated from operations will not be able to cover the company's intended growth and expansion. The Company has plans in 2005 to expand its broadband coverage by launching new broadband sites in North America and Europe. The Company also plans to open new subsidiaries in the last two quarters of 2005 in Canada, United Kingdom and Australia.

The Company launched an entertainment site and a business training site in North America, in 2004. In 2005, the Company intends to launch more broadband entertainment and business training content sites. In the area of E-commerce, the company plans to launch a new shopping mall for health and wellness products online in the first half of 2005.

The Company has completed its prototype content for 3G (third generations) mobile phones. The Company is working with telecommunication companies and mobile operators on the possibility of launching this new content in the first half of 2005.

The Company had secured an on-line games franchise for six countries in 2004. The Company is in the process of developing on-line games sites which are targeted for launch in the first half of 2005.

The Company is continuing to raise additional equity issues, to fund all business expansions.

Over the last six months starting from October 2004 to March 2005 the Company has already raised a total of $2,620,000 through the private placement of the Company's common stock. Of this amount, $2,020,000, less $390,130 of costs associated with the issuance, was raised in the fourth quarter of 2004 ended December 31, 2004 and $600,000, less $55,375 of costs associated with the issuance, was raised in the first quarter of 2005 ended March 31, 2005.

The Company believes that it can continue to raise more capital funds, through private placements to fund its expansion growth and the success of its fund raising efforts continued resulting in the Company raising $3,150,000 in the month of April.

NEW CONTRACTS

There are two new contracts in the quarter ended March 31, 2005:

o Contract with United Power of Japan signed on March 18, 2005. M2B will launch 8 broadband channels in Japan that will be available on television sets in Japanese households. The contract has an option for United Power to exercise within 6 months that will give M2B a minimum guarantee of 50,000 subscribers for $1.2 million a year. Thereafter for every subscriber, M2B will be paid $2.50 per subscriber per month.

o Contract with Sapphire Management, a company of Echelon Entertainment, a California company, signed on March 6, 2005 for distribution of DVDs worldwide. This is on a revenue sharing basis.

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2. Unregistered sales of equity securities and use of proceeds

During the quarter ended March 31, 2005, the Company sold 200,000 "restricted" shares of common stock of the Company in a private placement at $3.00 per share to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. The Company paid $55,375 in consulting fees in connection with such sale. The proceeds of the sale were used for growth and expansion of the business.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and Section 505 and/or 506 of Regulation D of the Securities Act of 1933.

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

                                   AMARU, INC.
Date: May 17, 2005
                               By /s/ Colin Binny
                                    --------------------------------------------
                                    President

                                  By /s/ Francis Foong
                                    --------------------------------------------
                                    Chief Financial Officer