Form 10QSB
period 2005-06-30
AMARU INC
filed 2005-08-18
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2005

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

The number of shares of the registrant's common stock as of August 12, 2005:
30,478,000 shares.

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
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Consolidated Financial Statements                          F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   3-11

Item 3.  Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                    11

Item 1.  Legal Proceedings                                                    11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults On Senior Securities                                        11

Item 4.  Submission of Items to a Vote                                        11

Item 5.  Other Information                                                    11

Item 6.                                                                       11

(a) Exhibits
(b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   12

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

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)..........F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6

                                               AMARU, INC. & SUBSIDIARIES
                                               CONSOLIDATED BALANCE SHEETS
                                                       (UNAUDITED)


                                                                                      JUNE 30,       DECEMBER 31,
                                                                                        2005             2004
                                                                                    ------------     ------------
ASSETS
     Current assets
Cash and cash equivalents                                                           $ 1,179,233      $   644,319
Accounts receivable                                                                     582,569              239
Other receivable                                                                             --          680,737
Other current assets                                                                     96,153            5,576
                                                                                    ------------     ------------
     Total current assets                                                             1,857,955        1,330,871

    Non-current assets
Property and equipment, net                                                           3,159,631          520,360
Product development, net                                                                129,954          181,948
Investments                                                                             145,431               --
Licenses, net                                                                         6,289,866        2,420,227

                                                                                    ------------     ------------
   Total non-current assets                                                           9,724,882        3,122,535
                                                                                    ------------     ------------

Total assets                                                                        $11,582,837      $ 4,453,406
                                                                                    ============     ============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                                    $   414,612      $   126,345
Accounts payable- related parties                                                            --          473,792
Deferred tax liability                                                                   37,623           36,760
Advances from related parties                                                           106,844          179,736
Line of credit                                                                               --               --
                                                                                    ------------     ------------
    Total current liabilities                                                           559,079          816,633

Commitments                                                                                  --               --

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 0 shares issued and outstanding at June 30, 2005 and December 31, 2004,
  respectively                                                                               --               --
Common stock (par value $0.001) 200,000,000 shares authorized;
   29,668,000 shares issued and outstanding at June 30, 2005 and 27,200,000 at
   December 31, 2004                                                                     29,668           27,200
Paid in capital                                                                      10,114,783        2,932,751
Retained earnings                                                                       866,380          667,634
Comprehensive gain on currency translation                                               12,927            9,188
                                                                                    ------------     ------------
   Total shareholders' equity                                                        11,023,758        3,636,773
                                                                                    ------------     ------------

Total liabilities and shareholders' equity                                          $11,582,837      $ 4,453,406
                                                                                    ============     ============


                                     The accompanying notes to financial statements
                                         are an integral part of this statement

                                                           F-2

                                                AMARU, INC. & SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                                        (UNAUDITED)

                                                      FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                 --------------------------------     --------------------------------
                                                 JUNE 30, 2005      JUNE 30, 2004     JUNE 30, 2005      JUNE 30, 2004
                                                 -------------      -------------     -------------      -------------
Revenue:
  Licensing and advertising                         2,270,755          2,096,316         1,368,059          1,090,399
       (including $0 and $900,000 to a
       related party in the quarter
       ended June 30, 2005 and 2004
       respectively; and $0 and $900,000
       to a related party in the six
       months period ended June 30,
       2005 and 2004)
   Gaming                                           1,964,491                 --         1,964,491                 --
   Broadband consulting services                      500,000                 --                --                 --
  E-commerce                                               --             12,046                --                 67
  Subscription and related services                       538              3,998               538              3,998
  Other income                                            915             11,851               388             (6,774)
                                                 -------------      -------------     -------------      -------------
     Total revenue                                  4,736,699          2,124,211         3,333,476          1,087,690

Cost of services
(including $0 and $993,600 of services
 purchased from related party in the
quarter ended June 30, 2005 and 2004
respectively and $0 and $1,062,404 for the
six months ended June 30, 2005 and
2004 respectively)                                  3,717,913          1,120,861         2,839,899          1,004,827
                                                 -------------      -------------     -------------      -------------
Gross profit (loss)                                 1,018,786          1,003,350           493,577             82,863

Distribution costs                                    200,470            213,416           141,109            204,443
Administrative expenses                               619,407            291,491           393,356            110,629
                                                 -------------      -------------     -------------      -------------
  Total expenses                                      819,877            504,907           534,465            315,072

Income (Loss) from operations                         198,909            498,443           (40,888)          (232,209)

Other (income) expense:
  Interest expenses                                        --                945                --                491
   Interest received                                   (1,081)                --            (1,081)                --
  Provision for Income taxes                            1,244            112,398           (66,228)           (46,774)
                                                 -------------      -------------     -------------      -------------
Net income (loss)                                $    198,746       $    385,100            26,421           (185,926)
                                                 =============      =============     =============      =============


Earnings (loss) per share-basic and diluted
                                                 $       0.01       $       0.02      $       0.00       $      (0.01)
                                                 =============      =============     =============      =============
Weighted average number of common shares
outstanding-basic and diluted                      28,023,022         19,538,961        28,802,934         20,000,000
                                                 =============      =============     =============      =============



                                     The accompanying notes to financial statements
                                         are an integral part of this statement

                                                           F-3


                                                AMARU, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                        (UNAUDITED)

                              Series A Convertible
                                 Preferred Stock            Common Stock
                             ----------------------- ------------------------------
                                                                         Additional                                       Total
                                Number   Par Value   Number of  Par value  Paid-in   Subscribed  Retained  Translation Shareholders'
                              of Shares  ($0.001)      shares   ($0.001)   capital      stock    Earnings     gain       equity
                             -------------------------------------------------------------------------------------------------------
Balance December 31, 2003          --   $     --     18,136,364   $18,136    $867,292   $128,255   $160,696   $32,917   $1,207,296


Shares issued for cash
Feb. 10, 2004                      --         --      1,363,636     1,364     414,636    (128,255)       --        --      287,745

Reverse acquisition           143,000        143        500,000       500     (27,347)         --        --        --      (26,704)

Stock issued for services          --         --      1,000,000      1000      49,000          --        --        --       50,000

Common stock issued for cash       --         --        700,000       700   1,629,170          --        --        --    1,629,870

Stock converted              (143,000)      (143)     5,500,000     5,500          --          --    (5,357)       --           --

Net income                         --         --             --        --          --          --   512,295        --      512,295

Comprehensive loss on
currency translation               --         --             --        --          --          --        --   (23,729)     (23,729)
                                                                                                                       -----------
Comprehensive income                                                                                                       488,566
                             -----------------------------------------------------------------------------------------------------

Balance December 31, 2004          --         --     27,200,000    27,200   2,932,751          --   667,634     9,188    3,636,773


Common stock issued for cash       --         --      2,323,000     2,323   6,747,177          --        --        --    6,749,500

Common stock issued for repayment
of accounts payable                --         --        145,000       145     434,855          --        --        --      435,000

Net income                         --         --             --        --          --          --   198,746        --      198,746

Comprehensive gain on
currency translation               --         --             --        --          --          --        --     3,739        3,739
                                                                                                                       -----------
Comprehensive income                                                                                                       202,485
                             -----------------------------------------------------------------------------------------------------

Balance June 30, 2005              --     $   --     29,668,000   $29,668 $10,114,783   $      --  $866,380   $12,927  $11,023,758
                             =====================================================================================================


                        The accompanying notes to financial statements are an integral part of this statement

                                                               F-4

                                               AMARU, INC. & SUBSIDIARIES
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)

                                                                           FOR THE SIX      FOR THE SIX
                                                                          MONTHS ENDED      MONTHS ENDED
                                                                          JUNE 30, 2005     JUNE 30, 2004
                                                                          ------------      ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                            $   198,746       $   385,100
    Adjustments to reconcile net income to cash and cash equivalents used or provided by operations:
    Amortization                                                              104,815            57,727
    Depreciation                                                               26,393             5,715
Acquisition of license in exchange for account receivable                          --        (1,016,734)
 Changes in operation assets and liabilities
    Accounts receivable                                                      (582,330)         (199,726)
    Other receivables                                                         680,737                --
    Other current assets                                                      (90,577)           48,441
    Accounts payable and accrued expenses                                     250,338           209,183
    Income tax payable                                                             --            75,841
                                                                          ------------      ------------
Net cash from operating activities                                            588,122          (434,453)

CASH FLOWS FROM INVESTING ACTIVITIES
    Software development reduction                                            (17,460)            1,217
    Acquisition of equipment                                               (2,665,664)           (4,350)
    Acquisition of license                                                 (3,905,000)               --
    Acquisition of investments                                               (145,431)               --
                                                                          ------------      ------------
Net cash (used in) investing activities                                    (6,733,555)           (3,133)

CASH PROVIDED FROM FINANCING ACTIVITIES
   Payable to related party                                                   (72,892)          147,350
   Payments on line of credit                                                      --           (10,981)
   Re-capitalization of M2B World Pte. Ltd                                         --           (26,704)
   Issuance of common stock for cash                                        6,749,500           287,745
   Proceeds from stock subscriptions                                               --            20,000
                                                                          ------------      ------------
Net cash provided by financing activities                                   6,676,608           417,410


Effect of exchange rate changes on cash and cash equivalents                    3,739            20,109
                                                                          ------------      ------------

Cash flow from all activities                                                 534,914               (67)

Cash and cash equivalents at beginning of period                              644,319            60,307
                                                                          ------------      ------------

Cash and cash equivalents at end of period                                $ 1,179,233       $    60,240
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                              $        --       $       946
                                                                          ============      ============

    Income taxes                                                          $        --       $    36,405
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:


Common stock in exchange for repayment of accounts payable                $   435,000       $        --


             The accompanying notes to the financial statements are an integral part of this statement

                                                       F-5

                           AMARU INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2005 AND 2004
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND REORGANISATION
-------------------------------------------

DESCRIPTION OF BUSINESS
-----------------------

The Amaru, Inc., a Nevada corporation (the "Company") through its subsidiaries under the M2B brand, is a leader in the Broadband Media Entertainment business, and a major provider of interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G (Third Generation) devices.

The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

The Company's business strategy is to be a diversified media company specializing in the interactive media industry, using the latest broadband, E-Commerce and communications technologies, and access to international content and programming.

To date, the Company has launched multiple Broadband TV websites for Hollywood and Asian entertainment, education and online shopping, with over 100 channels catering to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle and more. The M2B brand has its competitive edge by offering access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media; including rights for merchandising, product branding, promotion and publicity.

In June 2005, the Company through its subsidiary, M2B Commerce Limited, a company incorporated in the British Virgin Islands acquired the rights to a gaming license to manage, operate and conduct digit games ( lottery ) in Cambodia. The rights to the license are for a period of eighteen years.

REORGANIZATION
--------------

As of February 25, 2004 , Amaru, Inc. (the "Company") acquired M2B World Pte Ltd., a Singapore corporation ("M2B World") in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock to the M2B World shareholders for the purpose of effecting a tax-free reorganization pursuant to the Agreement and Plan of Reorganization (the "Agreement"), with M2B World, becoming a wholly-owned subsidiary of the Company.

The exchange was accounted for as a reverse acquisition. Accordingly, for financial statement purposes, M2B World Pte. Ltd. was considered the accounting acquiror and the related business combination was considered a recapitalization of M2B World Pte. Ltd. rather than an acquisition by the Company. The historical financial statements prior to the agreement are those of M2B World Pte. Ltd.
and the name of the consolidated Company going forward is Amaru, Inc. and Subsidiaries.

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

BASIS OF PRESENTATION
---------------------

The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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


CONCENTRATION OF CREDIT RISK
----------------------------
The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with three customers totaling 100% of these related revenues for the six months ended June 30, 2005 and two customers totaling 100% of these related revenues for the six months ended June 30, 2004.

The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. The Company had been transacting primarily through its Singapore operating entity. Sales outside Singapore were recorded in June 2005.

                                     For the six months            For the three months
                                       ended June 30,                 ended June 30,
                                ---------------------------     --------------------------
                                    2005            2004            2005            2004
                                ----------      -----------     ----------      ----------
Sales outside Singapore         $2,428,341      $        0      $2,428,341      $        0


Services purchased outside
of Singapore                    $3,725,420      $1,262,404      $2,843,974      $1,193,599


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


REVENUES
--------

Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions are recognized as earned.

COSTS OF SERVICES
-----------------

The cost of services pertaining to 1) advertising and sponsorship revenue and 2) subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue are channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period incurred.


LICENSING RIGHTS
----------------

Licensing rights refers to the rights to use the content. These rights are purchased for a specific period as determined in the contract. The costs of these rights are recognized in the accounts over the life of the contract on a straight line basis. These contents are then streamed into the broadband sites and the revenue earned from advertising, sponsorship and subscription are then recognized according to our policy on revenue.


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


PRODUCT DEVELOPMENT
-------------------

The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002. The Company projects that these development costs will be useful for up to five years before additional significant development needs to be done.

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the six months ended June 30, 2005 and the year ended December 31, 2004.

ADVANCES FROM RELATED PARTY
----------------------------

Advances from related party are unsecured, non-interest bearing and payable on demand.

FOREIGN CURRENCY TRANSLATION
----------------------------

Transactions in foreign currencies are measured and recorded in the functional currency U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

ADVERTISING
-----------

The cost of advertising is expensed as incurred. For the quarter and six months ended June 30, 2005, the Company incurred advertising expenses of $79,200 and $99,344 respectively.


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


RECLASSIFICATIONS
-----------------

Certain amounts in the previous periods presented have been reclassified to conform to the current periods financial statement presentation.


3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                                 June 30,        December 31,
                                                  2005               2004
                                             --------------     --------------

         Office equipment                    $     234,674      $      65,078
         Film Library                            2,920,000            500,000
         Furniture, fixture and fittings            80,646              4,578
                                             --------------     --------------
                                                 3,235,320            569,656

         Accumulated depreciation                  (75,689)           (49,296)
                                             --------------     --------------

                                             $   3,159,631      $     520,360
                                             ==============     ==============

         Depreciation expense was $26,393 for the six months ended June 30, 2005 and $5,715 for the six months ended June 30, 2004.



4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                                 June 30,       December 31,
                                                  2005               2004
                                             --------------     --------------

         Development expenditures            $     618,561      $     601,101

         Accumulated amortization                 (488,607)          (419,153)
                                             --------------     --------------

                                             $     129,954      $     181,948
                                             ==============     ==============

         Amortization expense was $69,454 for the six months ended June 30, 2005 and $121,142 for the year ended December 31, 2004.

5. LICENSE
----------

         License consists of the following:

                                        June 30,      December 31,
                                          2005            2004
                                       ----------      ----------
         Software license             $ 2,420,227     $ 2,420,227
         On-line games license            605,000              --
         Gaming license                 3,300,000              --
                                       ----------      ----------
                                        6,325,227       2,420,227


         Accumulated amortization        (35,361)             --
                                       ----------      ----------

                                       $6,289,866     $ 2,420,227
                                       ==========      ==========

         Depreciation expense was $35,361 for the six months ended June 30, 2005 and $0 for the year ended December 31, 2004.



6. LINE OF CREDIT
-----------------

The Company has a line of credit, $59,358 for six months ended June 30, 2005 and $61,267 for year ended December 31, 2004, repayable on demand, used to fund the Company and its subsidiaries' short-term working capital requirements. The line of credit bears interest at prime lending rate plus 1% per annum (5% at June 30, 2005, and 6% at December 31, 2004). This line of credit is secured by a certificate of deposit and interest is payable monthly. The outstanding balance was zero at both June 30, 2005, and December 31, 2004.


7. COMMITMENTS
--------------

         LEASES
         ------
         The Company renewed its lease with a larger office space of about 4,000 square feet, at a monthly rental of $4,155. The new lease period is for three years, expiring on March 16, 2008.
         Rent expense totaled $19,617 for the six months ended June 30, 2005 and $7,461 for the six months ended June 30, 2004.

         Minimum lease payments for the noncancellable operating lease for the years ending December 31,

      2005           2006           2007            2008            Total
 -------------- -------------- --------------- --------------- ---------------

    $ 24,930        $ 49,860       $ 49,860       $ 10,388        $ 135,038
 ============== ============== =============== =============== ===============

8. CAPITAL STOCK
----------------

COMMON STOCK ISSUED FOR CASH
----------------------------

For the six months ended June 30, 2005, Amaru Inc issued 2,323,000 shares of common stock through private placement at a price of $3.00 per share for a total amount of $6,969,000.

Consulting fees of $219,500 associated with the issuance of common stock were deducted from additional paid-in capital during the six months ended June 30, 2005.

COMMON STOCK ISSUED FOR REPAYMENT OF ACCOUNTS PAYABLE
----------------------------------------------------
On June 8, 2005, Amaru Inc issued 145,000 shares of common stock through private placement at a price of $3.00 per share for a total amount of $435,000 for repayment of accounts payable.


9. INCOME TAXES
---------------

The Company files separate tax returns for Singapore and the United States of America. The Company operated primarily in Singapore and incurred no United States incomes taxes as of June 30, 2005.

The increase in deferred tax liabilities resulted from changes in depreciation, amortization and tax allowances associated with its Singapore operations.

The Company had available approximately $457,000 of unused net operating loss carry-forwards at June 30, 2005, that may be applied against future United States taxable income. These net operating loss carry-forwards expire in 2025. SFAS No. 19 requires valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2005, the Company continued to maintain a full valuation allowance for the net deferred tax assets resulting from these net operating loss carry-forwards because of uncertainties as to the future United States taxable income necessary to utilize the net operating losses.


10. SUBSEQUENT EVENT
--------------------

On July 13, 2005 the Company received $2,430,000 for the purchase of 810,000 shares of common stock at $3.00 per share through its private placement. At the date of this report the share certificates have been issued.

On July 14, 2005, M2B Commerce Limited, a British Virgin Islands corporation and a wholly-owned subsidiary of the Company entered into an addendum to an agreement with a British Virgin Islands company originally entered into on May 31, 2005 to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. Pursuant to the amended agreement, M2B Commerce Limited agreed to increase the license fee to a total of $4.69 million from $3.3 million and to reduce the royalty fees payable by M2B Commerce Limited under the terms of the agreement.

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

General

Amaru, Inc., a Nevada corporation, through its subsidiaries under the M2B brand, is a leader in the Broadband Media Entertainment business, providing interactive Entertainment, Education-on-demand and e-commerce; streaming via computers, television sets, PDAs (Personal Digital Assistant) and 3G devices.

Its business includes advertising and sponsorships, online subscriptions, online games, content syndication, broadband services (like digitial programming, consulting, hosting, online shopping and turnkey solutions), e-commerce and digit games.

To date, the Company has launched multiple Broadband TV websites for Hollywood and Asian entertainment, education and online shopping, with over 100 channels catering to various consumer segments and lifestyles, covering diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle and more. The management believes that the M2B brand has its competitive edge by offering access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media; including rights for merchandising, product branding, promotion and publicity.


The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements

RESULTS OF OPERATIONS
-----------------------
For the six months and three months ended June 30, 2005 compared with six months and three months ended June 30, 2004.

OVERVIEW

The key business focus of the Company is to establish itself as the leading provider and creator of a new generation Of Entertainment-on-Demand, Education-on-Demand and E-Commerce Channels on Broadband, and 3G ( Third Generation )devices.

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

The Company's business model in the area of broadband entertainment includes both education on-demand and e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit games operations.

The Company's Broadband Sites

The following Broadband sites have been set up both in the United States and abroad to cater to different market segments.

1.       ENTERTAINMENT
         International Sites:
         o        Star78.com - an advertising-based Family Entertainment site
         o        Shine8.com - an advertising-based Lifestyle site
         o        Jump29.com - an advertising-based Young Adults site
         o Dreamstage7.com - an advertising & subscription-based Glamour & Fashion site
         o Dimension88.com - an advertising & subscription-based Movie site
         o Dragon78.com - an advertising & subscription-based Mandarin Entertainment site
         o Joy Channel - a subscription based family entertainment site dedicated for United Power viewers in Japan only
         o Ideas Broadband - four subscription based entertainment sites (Movie Mania, Executive Online, Glamour Galore, Dragon City) for Singapore Telecommunication Ltd viewers in Singapore only.

         US Sites:
         o Dragon78.tv - an advertising & subscription-based Mandarin Entertainment site

2.       EDUCATION SITES
         International Sites:
         o Wiz5.com - an advertising & subscription-based Business & Corporate Training site
         US Sites:
         o Wiz5.us - an advertising & subscription-based Business & Corporate Training site

3.       E-COMMERCE SITES
         International Sites:
         o        Starzmall.com - A One-Stop Shopping Paradise
         o        Trotteuse.com - A Second-Hand Branded Goods Mall

4.       ONLINE GAMES SITE
         o MagicOverLoad.com - Online games site to be made available in Singapore

In fiscal 2005, the Company plans to restructure its operations to meet fully its global expansion initiatives. Part of this plan has already been put in place in the first quarter of 2005 when the business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

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

In addition to having its own entertainment and education sites, the Company had signed two contracts previously with service providers in Asia, namely Singapore Telecommunications Ltd of Singapore and United Power of Japan. On March 18, 2005, the Company signed a contract with United Power of Japan to launch 8 broadband channels on television sets in Japan via streaming through the set top boxes.
The Company on May 23, 2005 extended its contract of July 26, 2004 with Singapore Telecommunications Ltd to provide four broadband entertainment sites with 26 channels for an exclusive high megabit broadband service; the service was extended to cover 3G wireless mobile phones.

The Company extended its reach to China when it entered into an agreement on May 10, 2005 with Chengdu Happy Digital Network Information Technology of China for the development of an entertainment platform on broadband. The Company took an investment on May 16, 2005 for a 8.4% equity position with a company called Activ Lifestyle Pte Ltd in Singapore to help facilitate Amaru Inc.'s diversification into the health and wellness market.

M2B WORLD INC.(USA)
-------------------
M2B WORLD INC., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversee the Company's business in the USA. The company has leased a new office on Sunset Boulevard, West Hollywood that comes into effect from April 1, 2005. M2B World Pte Ltd (Singapore) had completed the transfer of its US broadband sites and some international sites to M2B World Inc by the end of the second quarter of 2005.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. As of the date of this report, the Company had paid for a 4.76% equity position in Indie Vision Films, Inc. The investment will allow M2B World, Inc. to access the library of programmes of Indie Vision Films, Inc.

M2B GAME WORLD PTE LTD (SINGAPORE)
----------------------------------
M2B GAME WORLD PTE LTD (SINGAPORE) was incorporated in Singapore on January 24, 2005. This company will function as a wholly owned subsidiary company of M2B World Pte Ltd and will handle the venture into online games.

The Company has already secured an online games franchise for six countries (Australia, New Zealand, Thailand, Indonesia, China and Singapore). The online games platform and micro-payment gateway was operational in Singapore by the second quarter of 2005. The Company is planning the promotional launch of its online games site in September 2005.

AMARU HOLDINGS LIMITED (BVI)
----------------------------
AMARU HOLDINGS LIMITED (BVI) was incorporated in the British Virgin Islands on February 21, 2005. All rights and licenses for the entertainment and education content (like movies, dramas, lifestyles, corporate training, and others) will be held under this company.

M2B COMMERCE LIMITED (BVI).
---------------------------
M2B World has a wholly owned subsidiary, M2B Commerce Limited, registered in the British Virgin Islands. M2B World intends to consolidate all its e-commerce operations and possibly launch new "e-bay" type initiatives under M2B Commerce Limited. With effect from January 11, 2005 ownership of this company has been transferred from M2B World Pte Ltd to Amaru Inc. and is wholly owned directly under Amaru Inc.

On May 31, 2005, M2B Commerce Limited entered into an agreement with another company to operate and conduct digit games in Cambodia, as an extension of the Company's entertainment operations. The service was operational from June 2005.

New online e-commerce malls are currently being designed and built; these new malls are expected to be operational by third quarter of 2005.

M2B WORLD TRAVEL LIMITED (BVI)

M2B WORLD TRAVEL LIMITED (BVI) was recently incorporated in the British Virgin Islands on May 3, 2005. This subsidiary of the Company will be used to launch a global online travel platform, which is expected to be ready for operation by end of 2005.

The Company is currently developing in the USA an online travel engine and travel web applications for integration with suppliers of travel information and travel services; and incorporating travel features with current media operations under the M2B brand name.

M2B AUSTRALIA PTY LTD
---------------------
M2B AUSTALIA PTY LTD was recently incorporated on June 15, 2005. This subsidiary will handle and oversee the Company's business in Australia.


RESULTS OF OPERATIONS - Six months ended June 30, 2005 compared to six months ended June 30, 2004.

SUMMARY

The Company turned in significantly higher revenue for the six months ended June 30, 2005 at $4,736,699 as compared to $2,124,211 for the six months ended June 30, 2004. This represents an increase of $2,612,488 ( 123% ). In spite of the higher revenue, net income after tax for the six months ended June 30,2005 at $198,746 was lower than the net income after tax of $385,100 for the six months ended June 30, 2004. The decrease was $186,354 ( 48%).This was attributed mainly to the higher cost of sales and administrative costs for the six months ended June 30,2005 as compared to the six months ended June 30, 2004. The higher cost of sales was incurred to service new contracts signed with United Power of Japan, Chengdu Happy Digital Network Information Technology of China and Singapore Telecommunications Ltd. In June 2005 the Company commenced the management and operations of the digit games ( lottery ) in Cambodia and this also resulted in the higher costs. The higher administrative costs incurred were attributed to the hiring of more professional staff and depreciation from the expansion of the office and purchase of more equipment to meet the growing demands of the business.

REVENUE

The revenue for the six months ended June 30, 2005 was $4,736,699, up $2,612,488 (123%) from $2,124,211 in the six months ended June 30, 2004. The revenue for the three months ended June 30, 2005 was $3,333,476, up $2,245,786 (206%) from
$1,087,690 in the three months ended June 30, 2004.

The bulk of the revenue for the six months and three months ended June 30,2005 was from advertising and licensing, and digit games. Advertising and licensing revenue for the six months and three months ended June 30,2005 was $2,270,755 and $1,368,059 respectively.
The digit games revenue commenced only in June 2005 and hence the amount for both the six months and three months ended June 30,2005 was $1,964,491.

Advertising and licensing revenue increased from $2,096,316 for the six months ended June 30,2004 to $2,270,755 for the six months ended June 30, 2005, an increase of $174,439 (8.3%). Similarly, advertising and licensing revenue increased from $1,090,399 for the three months ended June 30, 2004 to $1,368,059 for the three months ended June 30, 2005. The increase was $277,660 (25.5%).

The increase in the advertising and licensing revenue for both the six months and three months ended June 30, 2005 was attributed to the continual efforts of the Company in enhancing its broadband sites and acquiring varied and rich mix of contents.

The gaming revenue was from the operation and management of digit games ( lottery ) in Cambodia, and this is a new source of revenue for the Company that was not available in 2004.

COST OF SALES

Cost of sales for the six months ended June 30, 2005 was $3,717,913 which increased by $2,597,052 (232%) from $1,120,861 for the six months ended June 30, 2004.

As a proportion of revenue, the cost of sales for the six months ended June 30, 2005 was 78% (cost of sales at $3,717,913 and revenue at $4,736,699) as compared to 53% for the six months ended June 30, 2004 (cost of sales at $1,120,861 and revenue at $2,124,211).

The significant increase in cost of sales of $2,597,052 (232%) for the six months ended June 30, 2005 was mainly attributed to :
         a) the cost of managing and operating the operations and game centers in Cambodia for the digit games ( lottery )and the payment of royalties for the lottery license. This accounted for $1,846,580 of the total cost of $3,717,913 ( 50% ).
         b) the acquisition of contents license rights for the Company's broadband sites. These acquisitions enabled the Company to provide a varied and rich mix of contents which attracts both advertisers and subscribers as well as Media companies in purchasing the Company's contents. This accounted for $1,871,333 of the total cost of $3,717,913 ( 50% ).

The cost of managing and operating the operations and game centers in Cambodia, and acquisition of contents license rights in the six months ended June 30, 2005 accounted for the 78% proportion of cost of sales to revenue.

The proportion of 78% for the six months ended June 30, 2005 compared to the 53% for the six months ended June 30, 2004, was higher as the Company did not incur the cost of managing and operating the operations and game centers in Cambodia in the six months ended June 30, 2004 as this activity only commenced in June 2005. The lower proportion for the six months ended June 2004 was also attributed to the lower expenditures on purchase of content license rights for the three months ended March 31, 2004 ($116,034). The acquisition of content license rights was low as much of the acquisitions were already done in the last two quarters of 2003 in preparation for the launch of new broadband sites and enhanced broadband sites towards the later half of 2003. The lower cost coupled with strong advertising revenue for the six months ended June 30, 2004 resulted in the lower proportion of 53%.

Cost of sales for the three months ended June 30, 2005 was $2,839,899 which increased by $1,835,072 (183%) from $1,004,827 for the three months ended June 30, 2004. The significant increase was due to the cost of managing and operating the operations and game centers in Cambodia. This amounted to $1,846,580. As this activity only commenced in June 2005, similar cost was not incurred for the three months ended June 30, 2004.

As a proportion of revenue, the cost of sales for the three months ended June 30, 2005 was 85% (cost of sales at $2,839,899 and revenue at $3,333,476) as compared to 92% for the three months ended June 30, 2004 (cost of sales at $1,004,827 and revenue at $1,087,690).
The slight decrease in the proportion of 7 percentage points was attributed mainly to the decrease in proportion of the cost of acquisition of content license rights to the advertising and licensing revenue. For the three months ended June 30,2005, cost of acquisition of content license rights was $993,319 which as a proportion of advertising and licensing revenue of $1,368,985 was 72%.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2005 at $200,470 was slightly lower as compared to the amount of $213,417 incurred for the six months ended June 30, 2004.

Distribution expenses for the three months ended June 30, 2005 at $141,109 was lower by $63,335 (31%) as compared to the amount of $204,444 incurred for the three months ended June 30, 2004.

The lower amount spent for the three months ended June 30, 2005 was attributed to lower expenditure on advertising and marketing as compared to the three months ended June 30,2004. Though the amount spent in the three months ended June 30, 2005 was at the norm, it was lower as compared to the three months ended June 30, 2004 due to the higher than norm spendings in 2004. The higher spendings in the three months ended June 30, 2004 resulted from a publicity launch of the Company's broadband sites.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June 30, 2005 at $619,407 was higher by $327,916 (113%) as compared to the amount of $291,491 incurred for the six months ended June 30, 2004.

Administration expenses for the three months ended June 30, 2005 at $393,356 was higher by $282,727 (256%) as compared to the amount of $110,629 incurred for the three months ended June 30, 2004.

The increase in administration expenses for the six months and three months ended June 30, 2005 were attributed mainly to increases in:

         o the number of professional employees to cater to the expanding and growing business. The increase in staff went from an average of four for the six months ended June 30,2004 to eleven for the six months ended June 30, 2005. Similarly, for the three months ended June 30,2004 the average headcount went from four to fourteen for the three months ended June 30,2005. The increase in headcount for the six months resulted in staff cost increasing by $150,786 from $25,450 to $176,236. The increase in headcount for the three months resulted in staff cost increasing by $95,149 from $12,612 to $107,761.

         o depreciation and license amortization attributed to the leasehold improvements for the expansion of the office and new editing suites to cater to the demands of the growing business. The increase in license amortization came from the on-line games license and gaming license in Cambodia. The increase for the six months and three months ended June 30, 2005 as compared to the six months and three months ended June 30, 2004 were $65,850 and $59,484 respectively.

         o rentals from the office expansion. The increase for the six months and three months ended June 30, 2005 as compared to the six months and three months ended June 30, 2004 were $26,468 and $18,880 respectively.

Net Income

For the six months ended June 30, 2005, net income was $198,746 which decreased by $186,354 (48%) from $385,100 for the six months ended June 30,2004. The decrease in net income was due to significantly higher cost of services and administrative expenses offset by lower provision of tax for the six months ended June 30, 2005.

For the three months ended June 30, 2005, net income was $26,421 which increased by $212,347 ( 114% ) from a negative of $185,926 for the three months ended June 30,2004. The significant increase in net income was due to the lower cost of services, distribution expenses and higher tax credits offset by higher administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $1,179,233 at June 30 2005 as compared to cash of $644,319 at December 31, 2004.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the six months ended June 30, 2005, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly the Company believes its exposure to market interest rate risk and price risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2005 to expand its broadband coverage by launching new broadband sites in North America, Europe and Australia. The Company also plans to open new subsidiaries in the last two quarters of 2005 in Canada and Europe.

In 2005, the Company intends to launch more broadband entertainment and education content sites. In the area of E-commerce, the Company plans to launch two new shopping malls online for health and wellness products, and DVDs, in the third quarter of 2005.

The Company has completed its prototype content for 3G (third generations) mobile phones. The Company is working with telecommunication companies and mobile operators on the possibility of launching this new content in the third quarter of 2005.

The Company had secured an on-line games franchise for six countries (Australia, New Zealand, Thailand, Indonesia, China and Singapore)in 2004. The Company completed the development of the on-line games platform and micro-payment gateway which are targeted for launch in the third quarter of 2005.

In May 2005, the Company had contracted to acquire a 20% equity position in Indie Vision Films, Inc, a California corporation which owns rights to a library of films. As at June 2005, the Company has paid $100,000 which represents 4.76% of equity position. The balance will be paid pursuant to the terms of the agreement. Upon completion of the transaction, the investment shall stand at $500,000. Through this investment the Company and Indie Vision Films, Inc can collaborate in broadband media broadcasting ventures.

In June 2005, the Company acquired the rights to a digit games license in Cambodia to conduct digit games (lottery ) in Cambodia. The cost of the license is $3,300,000. In July 14, 2005, the Company paid an additional $1,390,000 to increase the license fee from $3,300,000 to $4,690,000 and to reduce the royalty fees payable by the Company under the terms of the agreement. As of the date of this report the entire amount of $4,690,000 has been paid.

The Company is continuing to raise additional equity through sales of its common stock to fund all business expansions.

For the six months period ended June 30, 2005, the Company raised an amount of $7,184,500, net of issuance costs, through private placements of the Company's common stock to accredited investors only.

The Company believes that it can continue to raise more capital funds, through private placements to fund its expansion growth. At the date of this report, the Company raised a further $2,430,000 through the private placement of shares of common stock at $3 a share to accredited investors.

INVESTMENTS

On May 16, 2005 the Company through its wholly owned subsidiary, M2B World Pte Ltd paid S$75,000 ( equivalent to US$45,431) for an 8.4% equity position in Activ Lifestyle Pte Ltd , a company incorporated in Singapore. The business of Activ Lifestyle Pte Ltd is in the distribution and trading of health and lifestyle products.

On May 27, 2005 the Company through its wholly owned subsidiary, M2B World Inc paid $100,000 for a 4.76% equity position in Indie Vision Films, Inc. The business of Indie Vision Films, Inc is in the distribution of films.

NEW CONTRACTS

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

         o Letter of agreement signed with Singapore Telecommunications Ltd on May 23, 2005 to extend the original contract dated July 26, 2004 pursuant to which M2B agreed to provide certain content services via Internet platforms, including the provision of four broadband entertainment sites with 26 channels for an exclusive high megabit broadband service with Singapore Telecommunications Ltd. This service has now been extended to cover 3G ( Third Generation) wireless mobile phones.

         o Cooperation Agreement signed on May 10, 2005 on the Development of Movies Entertainment Platform with Chengdu Happy Digital Network & Information Technology Co Ltd, a subsidiary of China Telecom, of the People's Republic of China for the cooperation between parties on the development of the Happydigi Movies Entertainment Platform Website.

         o Contract with a British Virgin Islands company signed on May 31, 2005 to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. In exchange for the license to M2B to enable M2B to manage, operate and conduct digit games activities in Cambodia for a minimum period of eighteen ( 18 ) years, M2B agreed to pay a total of $3.3 million. Under the terms of the agreement, the British Virgin Islands company is entitled to certain royalty fees.

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.


Item 2. Unregistered sales of equity securities and use of proceeds

During the six months ended June 30, 2005, the Company sold 2,468,000 "restricted" shares of common stock of the Company in a private placement at $3.00 per share to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. The Company paid $219,500 in consulting fees in connection with such sales. The proceeds of the sales were used for growth and expansion of the business.

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


Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter:
   ---------------------------------

The Company filed Forms 8-K on June, 14, 2005, June 8, 2005, June 2, 2005, and April 28, 2005.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMARU, INC.
Date: August 18, 2005
                                  By /s/ Colin Binny
                                     -------------------------------------------
                                     President

                                  By /s/ Francis Foong
                                     -------------------------------------------
                                     Chief Financial Officer