Form 10QSB/A
period 2005-06-30
AMARU INC
filed 2005-10-21
CIK 1139822

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


Item 4. Submission of items to a vote                         NONE


Item 5. Other information                                     NONE


Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------

    Exhibit 10.1 AGREEMENT BETWEEN M2B COMMERCE LTD. AND ALLSPORTS INTERNATIONAL, LTD.

    Exhibit 10.2 ADDENDUM TO AGREEMENT BETWEEN M2B COMMERCE LTD. AND ALLSPORTS INTERNATIONAL, LTD.

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

                                  AMARU, INC.
Date: October 20, 2005
                                  By /s/ Colin Binny
                                     -------------------------------------------
                                     President

                                  By /s/ Francis Foong
                                     -------------------------------------------
                                     Chief Financial Officer