Form 10QSB
period 2005-09-30
AMARU INC
filed 2005-11-16
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

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

The number of shares of the registrant's common stock as of November 16, 2005:
31,228,000 shares.

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
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Consolidated Financial Statements                          F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                   3-10

Item 3.  Controls and Procedures                                              11

PART II. OTHER INFORMATION                                                    11

Item 1.  Legal Proceedings                                                    11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          11

Item 3.  Defaults On Senior Securities                                        11

Item 4.  Submission of Items to a Vote                                        11

Item 5.  Other Information                                                    11

Item 6.                                                                       11

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   12

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

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Changes in Stockholders' Equity (Deficit)..........F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6


                                    AMARU, INC. & SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                            (UNAUDITED)


                                                                       SEPTEMBER 30,  DECEMBER 31,
                                                                            2005          2004
                                                                        -----------   -----------
ASSETS
     Current assets
Cash and cash equivalents                                               $ 2,183,127   $   644,319
Accounts receivable                                                         840,626           239
Other receivable                                                                 --       680,737
Other current assets                                                        196,375         5,576
                                                                        -----------   -----------
     Total current assets                                                 3,220,128     1,330,871

    Non current assets
Property and equipment, net                                               3,748,842       520,360
Product development, net                                                     94,251       181,948
Investments                                                                 175,070            --
License, net                                                              7,609,643     2,420,227
                                                                        -----------   -----------
   Total non current assets                                              11,627,806     3,122,535
                                                                        -----------   -----------

Total assets                                                            $14,847,934   $ 4,453,406
                                                                        ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                        $   232,637   $   126,345
Accounts payable- related parties                                                --       473,792
Deferred tax liability                                                           --        36,760
Advances from related parties                                                88,694       179,736
                                                                        -----------   -----------
    Total current liabilities                                               321,331       816,633

Commitments and Contingency                                                      --            --

    Shareholders' equity
Series A convertible preferred stock (par value $0.001) 5,000,000 shares authorized: 0 shares issued and outstanding at September 30,
  2005 and December 31, 2004, respectively                                       --            --
Common stock (par value $0.001) 200,000,000 shares authorized;
  30,478,000 shares issued and outstanding at September 30, 2005
  and 27,200,000 at December 31, 2004 respectively                           30,478        27,200

Paid in capital                                                          12,213,973     2,932,751
Subscribed common stock, 500,000 and 0 shares at September 30,
  2005 and December 31, 2004 respectively                                 1,500,000            --
Retained earnings                                                           769,225       667,634
Comprehensive gain on currency translation                                   12,927         9,188
                                                                        -----------   -----------
   Total shareholders' equity                                            14,526,603     3,636,773
                                                                        -----------   -----------

Total liabilities and shareholders' equity                              $14,847,934   $ 4,453,406
                                                                        ===========   ===========



                          The accompanying notes to financial statements
                              are an integral part of this statement




                                              AMARU, INC. & SUBSIDIARIES
                                               STATEMENTS OF OPERATIONS
                                                      (UNAUDITED)

                                                            FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                                          ----------------------------   ----------------------------
                                                          SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                                                             2005            2004           2005             2004
                                                          ------------    ------------   ------------    ------------

Revenue:
Entertainment Services:
  Licensing, advertising and subscription
   (including $0 and $900,000 to a related party in the
   quarter ended September 30, 2005 and 2004
   respectively; and $0 and $1,800,000 to a related
   party in the nine months period  ended September 30,
   2005 and 2004)                                         $  2,721,868    $  3,013,845   $    450,575    $    901,485

Gaming Services:
  Digit and on-line games                                    8,475,652              --      6,511,161              --

Broadband e-Services:
  Consulting, Hosting and Solutions                            500,000              --             --              --

Other income                                                   1,976          29,829          1,061          17,978
                                                          ------------    ------------   ------------    ------------
     Total revenue                                          11,699,496       3,043,674      6,962,797         919,463

Cost of services
  (including $0 and $998,026 of services purchased
  from related party in the quarter ended September 30,
  2005 and 2004 respectively and $0 and $2,060,430 for
  the nine months ended September 30, 2005 and 2004
  respectively)                                             10,132,267       2,134,188      6,414,354       1,013,327
                                                          ------------    ------------   ------------    ------------
Gross profit (loss)                                          1,567,229         909,486        548,443         (93,864)

Distribution costs                                             367,958         229,125        167,488          15,709
Administrative expenses                                      1,135,291         345,886        515,884         118,889
                                                          ------------    ------------   ------------    ------------
  Total expenses                                             1,503,249         575,011        683,372         134,598

Income (Loss) from operations                                   63,980         334,475       (134,929)       (228,462)

Other (income) expense:
  Expenses related to public listing                                --          89,494             --          25,000
  Gain on disposal of fixed assets                                (151)             --           (151)             --
  Interest expenses                                                 --           1,713             --             768
  Interest income                                               (1,081)             --             --              --
  Provision (Benefit) for Income taxes                         (36,379)         70,553        (37,623)        (41,845)
                                                          ------------    ------------   ------------    ------------
Net income (loss)                                         $    101,591    $    172,715        (97,155)       (212,385)
                                                          ============    ============   ============    ============


Earnings (loss) per share-basic and diluted               $       0.00    $       0.01   $      (0.00)          (0.01)
                                                          ============    ============   ============    ============
Weighted average number of common shares
  outstanding-basic and diluted                             28,817,703      19,953,313     30,381,152      20,761,538
                                                          ============    ============   ============    ============



                                    The accompanying notes to financial statements
                                        are an integral part of this statement




                                                     AMARU, INC. & SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (UNAUDITED)


                     Series A Convertible
                        Preferred Stock               Common Stock
                     ---------------------  -----------------------------------
                                                                     Additional                                           Total
                       Number   Par Value    Number of   Par value    Paid-in      Subscribed   Retained  Translation  Shareholders'
                     of Shares   ($0.001)     shares     ($0.001)     capital        stock      Earnings      gain        equity
                     ---------------------------------------------------------------------------------------------------------------
Balance
  December 31, 2003       --   $      --    18,136,364  $ 18,136   $    867,292   $   128,255   $ 160,696   $ 32,917   $  1,207,296

Shares issued for
cash Feb. 10, 2004        --          --     1,363,636     1,364        414,636      (128,255)         --         --        287,745

Reverse acquisition  143,000         143       500,000       500        (27,347)           --          --         --        (26,704)

Stock issued for
services                  --          --     1,000,000     1,000         49,000            --          --         --         50,000

Common stock
issued for cash           --          --       700,000       700      1,629,170            --          --         --      1,629,870

Stock converted      143,000)       (143)    5,500,000     5,500             --            --      (5,357)        --             --

Net income                --          --            --        --             --            --     512,295         --        512,295

Comprehensive loss
on currency
translation               --          --            --        --             --            --          --    (23,729)       (23,729)
                                                                                                                       -------------
Comprehensive income                                                                                                        488,566
                     ---------------------------------------------------------------------------------------------------------------
Balance
  December 31, 2004       --          --    27,200,000    27,200      2,932,751            --     667,634      9,188      3,636,773

Common stock issued
for cash                  --          --     3,133,000     3,133      8,846,367            --          --         --      8,849,500

Common stock issued
for repayment
of account payable        --          --       145,000       145        434,855            --          --         --        435,000

Common stock
subscribed
(500,000 shares)          --          --            --        --             --     1,500,000          --         --      1,500,000

Net income                --          --            --        --             --            --     101,591         --        101,591

Comprehensive loss
on currency
translation               --          --            --        --             --            --          --      3,739          3,739
                                                                                                                       -------------
Comprehensive income                                                                                                        105,330
                     ---------------------------------------------------------------------------------------------------------------
Balance
  September 30, 2005      --   $      --    30,478,000  $ 30,478  $ 12,213,973   $ 1,500,000   $ 769,225   $ 12,927   $ 14,526,603
                     ===============================================================================================================

                        The accompanying notes to financial statements are an integral part of this statement



                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        FOR THE          FOR THE
                                                                       NINE MONTHS     NINE MONTHS
                                                                         ENDED            ENDED
                                                                       SEPTEMBER 30,   SEPTEMBER 30,
                                                                          2005            2004
                                                                       ------------    ------------

CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                         $    101,591    $    172,715
    Adjustments to reconcile net income to cash and
     cash equivalents used or provided by operations:

    Amortization                                                            210,741          85,277
    Depreciation                                                             74,291           8,778
    Gain on disposal of fixed assets                                           (151)           --
    Acquisition of license in exchange for account receivable                  --        (1,016,734)
    Common stock issued for services                                           --            45,000
 Changes in operation assets and liabilities
    Accounts receivable                                                    (840,387)             54
    Other receivables                                                       680,737          18,894
    Other current assets                                                   (190,799)         28,495
    Accounts payable and accrued expenses                                    30,740         100,071
    Income tax payable                                                         --            22,751
                                                                       ------------    ------------
Net cash from operating activities                                           66,763        (534,699)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of equipment                                             151            --
    Software development reduction                                          (17,460)         (5,454)
    Acquisition of equipment                                             (3,302,773)           --
    Acquisition of license                                               (5,295,000)           --
    Acquisition of investments                                             (175,070)           --
                                                                       ------------    ------------
Net cash (used in) investing activities                                  (8,790,152)         (5,454)

CASH PROVIDED FROM FINANCING ACTIVITIES
   Payable to related party                                                 (91,042)        277,793
   Payments on line of credit                                                  --           (10,604)
   Re-capitalization of M2B World Pte.Ltd                                      --           (26,704)
   Issuance of common stock for cash                                      8,849,500         287,745
   Proceeds from stock subscriptions                                      1,500,000            --
                                                                       ------------    ------------
Net cash provided by financing activities                                10,258,458         528,230

Effect of exchange rate changes on cash and cash equivalents                  3,739          12,876
                                                                       ------------    ------------

Cash flow from all activities                                             1,538,808             953

Cash and cash equivalents at beginning of period                            644,319          60,307
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  2,183,127          61,260
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                           $       --      $      1,714
                                                                       ============    ============

    Income taxes                                                       $       --      $     48,479
                                                                       ============    ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

    Common stock in exchange for repayment of accounts payable         $    435,000    $       --




      The accompanying notes to the financial statements are an integral part of this statement

                                                 F-5

                           AMARU INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE NINE MONTHS ENDED
                           SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)


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

BASIS OF PRESENTATION
---------------------

The financial statements included herein is unaudited. However, such information reflects all adjustments ( consisting solely of normal occurring adjustments ) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2005, are not necessarily indicative of the results to be expected for the full year.

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

CONCENTRATION OF CREDIT RISK
----------------------------
The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with five customers totaling 100% of these related revenues for the nine months ended September 30, 2005 and two customers totaling 100% of these related revenues for the nine months ended September 30, 2004.

The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. The Company had been transacting primarily through its Singapore operating entity.

                                 For the nine months        For the three months
                                ended September 30,         ended September 30,
                                2005           2004         2005          2004
                             -----------   -----------   -----------   -----------
Sales outside Singapore      $ 9,382,502   $         0   $ 6,954,161   $         0

Services purchased outside
  of Singapore               $10,134,178   $ 2,260,430   $ 6,408,758   $   998,026


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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the nine months ended September 30, 2005 and the year ended December 31, 2004.

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

ADVERTISING
-----------

The cost of advertising is expensed as incurred. For the quarter and nine months ended September 30, 2005, the company incurred advertising expenses of $95,290 and $194,634 respectively. For the quarter and nine months ended September 30, 2004, the Company incurred advertising expenses of $2,777 and $203,482 respectively.

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

3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                                  September 30,    December 31,
                                                      2005             2004
                                                   -----------      -----------

         Office equipment                          $   267,512      $    65,078
         Film Library                                3,491,695          500,000
         Motor vehicle                                  11,000               --
         Furniture, fixture and fittings                94,260            4,578
                                                   -----------      -----------
                                                     3,864,467          569,656

         Accumulated depreciation                     (115,625)         (49,296)
                                                   -----------      -----------

                                                   $ 3,748,842      $   520,360
                                                   ===========      ===========

         Depreciation expense was $74,291 for the nine months ended September 30, 2005 and $8,778 for the nine months ended September 30, 2004.


4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                               September 30,       December 31,
                                                  2005               2004
                                             --------------     --------------

         Development expenditures            $     618,561      $     601,101

         Accumulated amortization                 (524,310)          (419,153)
                                             --------------     --------------

                                             $      94,251      $     181,948
                                             ==============     ==============

         Amortization expense was $105,157 for the nine months ended September 30, 2005 and $85,277 for the nine months ended September 30, 2004.

5. LICENSE
----------

         License consists of the following:

                                                  September 30,     December 31,
                                                      2005              2004
                                                   -----------       -----------

         Software license                          $ 2,420,227       $ 2,420,227
         On-line game license                          605,000              --
         Gaming license                              4,690,000              --
                                                   -----------       -----------
                                                     7,715,227         2,420,227

          Accumulated amortization                    (105,584)             --
                                                   -----------       -----------

                                                   $ 7,609,643       $ 2,420,227
                                                   ===========       ===========

         Amortization expense was $105,584 for the nine months ended September 30, 2005 and $0 for the nine months ended September 30, 2004.

6. LINE OF CREDIT
-----------------

         The Company has a line of credit, $59,130 for the nine months ended September 30, 2005 and $61,267 for year ended December 31, 2004, repayable on demand, used to fund the Company and its subsidiaries' short-term working capital requirements. The outstanding balance was zero at both September 30, 2005, and December 31, 2004.

         The line of credit was cancelled by management on October 5, 2005. The Company and its subsidiaries do not need the line of credit to fund its short term working capital requirements since the funds generated from its operations are sufficient for this purpose.


7. COMMITMENTS AND CONTINGENCY
------------------------------

         LEASES
         ------
         The Company renewed its lease with a larger office space of about 4,000 square feet, at a monthly rental of $4,155. The new lease period is for three years, expiring on March 16, 2008.

         Rent expense totaled $55,141 for the nine months ended September 30, 2005 and $13,029 for the nine months ended September 30, 2004.

         Minimum lease payments for the noncancellable operating lease for the years ending December 31,


      2005           2006           2007            2008            Total
 -------------- -------------- --------------- --------------- ---------------

    $ 12,450        $ 49,800       $ 49,800       $ 10,375        $ 122,425
 ============== ============== =============== =============== ===============

         LEGAL PROCEEDINGS
         -----------------

         On October 20, 2005 a shareholder of the Company filed a lawsuit in Los Angeles Superior Court against the Company and its President, for breach of contract, specific performance, fraud in inducement, conspiracy and injunction relating to the purchase of shares in M2B World Pte Ltd. by such shareholder. The plaintiff seeks damages in the amount of $4,314,246. The Company considers the suit frivolous and the basis of the lawsuit without merit. The Company intends to vigorously defend itself and its President, and the Company is very confident of winning the suit.

8. GAMING SERVICES
------------------

The Company's wholly owned subsidiary, M2B Commerce Limited purchased the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

9. CAPITAL STOCK
----------------

COMMON STOCK ISSUED FOR CASH
----------------------------

For the nine months ended September 30, 2005, Amaru Inc issued 3,133,000 shares of common stock through a private placement at a price of $3.00 per share for a total amount of $9,399,000.

On September 30, 2005, 500,000 shares of common stock were subscribed for through a private placement at a price of $3.00 a share for a total $1,500,000.

This brings the total amount of cash raised through the private placement of shares of common stock at a price of $3.00 a share in the nine months ended September, 2005 to $10,899,000.

Consulting fees of $549,500 associated with the issuance of common stock were deducted from additional paid-in capital during the nine months ended September 30, 2005.

COMMON STOCK ISSUED FOR REPAYMENT OF ACCOUNTS PAYABLE
----------------------------------------------------

On June 8, 2005, Amaru Inc issued 145,000 shares of common stock through a private placement at a price of $3.00 per share for a total amount of $435,000 for repayment of accounts payable.

10. INCOME TAXES
----------------

The Company files separate tax returns for Singapore and the United States of America. The Company operated primarily in Singapore and incurred no United States incomes taxes as of September 30, 2005.

The decrease in deferred tax liabilities resulted from changes in depreciation, amortization and tax allowances associated with its Singapore operations.

The Company had available approximately $457,000 of unused net operating loss carry-forwards at September 30, 2005, that may be applied against future United States taxable income. These net operating loss carry-forwards expire in 2025. SFAS No. 19 requires valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2005, the Company continued to maintain a full valuation allowance for the net deferred tax assets resulting from these net operating loss carry-forwards because of uncertainties as to the future United States taxable income necessary to utilize the net operating losses.

11. SUBSEQUENT EVENT
--------------------

On October 27, 2005, the Company received $750,000 for the purchase of 250,000 shares of common stock at $3.00 per share through its private placement.

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

General

Amaru, Inc., a Nevada corporation, through its subsidiaries under the M2B brand, is a leader in the Broadband Media Entertainment business, providing interactive Entertainment-on-demand, Education-on-demand and e-commerce; streaming via computers, television sets, PDAs (Personal Digital Assistant) and 3G devices.

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


The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements

RESULTS OF OPERATIONS
---------------------

For the nine months and three months ended September 30, 2005 compared with nine months and three months ended September 30, 2004.

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

1.       ENTERTAINMENT
         International and US Sites:
         o Star78.com - an advertising-based Family Entertainment site for international viewers
         o Shine8.com - an advertising-based Lifestyle site for international viewers
         o Jump29.com - an advertising-based Young Adults site for international viewers
         o Dreamstage7.com - an advertising & subscription-based Glamour & Fashion site for international viewers
         o        Highfashion7.com - an advertising and subscription based
                  designer Fashion site for international viewers
         o        Dragon78.tv - an advertising & subscription-based Mandarin
                  Entertainment site for viewers in US only
         o Chinois78.com - an advertising and subscription based Mandarin Lifestyle site for viewers in US only

         Asian Sites:
         o Dimension88.com - an advertising & subscription-based Movie site in Singapore only
         o Dragon78.com - an advertising & subscription-based Mandarin Entertainment site in Singapore only
         o Joy Channel - a subscription based family entertainment site dedicated for United Power viewers in Japan only
         o Ideas Broadband - four subscription based entertainment sites (Movie Mania, Executive Online, Glamour Galore, Dragon City) dedicated for Singapore Telecommunications Ltd Ideas Broadband viewers in Singapore only
         o Trilogy - a subscription based 3G mobile phone entertainment site dedicated for Singapore Telecommunications Trilogy viewers in Singapore only
         o Colours78.com - an advertising and subscription based Mandarin Lifestyle site in Singapore only

2.       EDUCATION SITES
         Asian Sites:
         o Wiz5.com - an advertising & subscription-based Business & Corporate Training site for viewers in Singapore only

         US Sites:
         o Wiz5.us - an advertising & subscription-based Business & Corporate Training site for viewers in US only

3.       E-COMMERCE SITES
         International Sites:
         o        Starzmall.com - A One-Stop Shopping Paradise
         o        Trotteuse.com - A Second-Hand Branded Goods Mall
         o        Royalhive.com - A One-Stop Health and Beauty Mall

4.       ONLINE GAMES SITE
         o        MagicOverLoad.com - Online games available in Singapore

In fiscal 2005, the Company plans to restructure its operations to meet fully its global expansion initiatives. Part of this plan has already been put in place in the first quarter of 2005 when the business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

M2B WORLD PTE LTD (SINGAPORE)
-----------------------------

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

In addition to having its own entertainment and education sites, the Company had signed two contracts previously with service providers in Asia, namely Singapore Telecommunications Ltd of Singapore and United Power of Japan. On March 18, 2005, the Company signed a contract with United Power of Japan to launch 8 broadband channels on television sets in Japan via streaming through the set top boxes.
The Company on May 23, 2005 extended its contract of July 26, 2004 with Singapore Telecommunications Ltd to provide four broadband entertainment sites with 26 channels for an exclusive high megabit broadband service; the service was extended to cover 3G wireless mobile phones. The new 3G wireless mobile phone entertainment service provided by the Company was launched in Singapore on September 1, 2005.

The Company extended its reach to China when it entered into an agreement on May 10, 2005 with Chengdu Happy Digital Network Information Technology of China for the development of an entertainment platform on broadband. The new site in China is targeted for launch in December 2005.

The Company took an investment on May 16, 2005 for a 8.4% equity position with a company called Activ Lifestyle Pte Ltd in Singapore to help facilitate Amaru Inc.'s diversification into the health and wellness market. On September 27, 2005 the Company raised its investment in Activ Lifestyle Pte Ltd to 12.6%.

M2B WORLD INC.(USA)
-------------------

M2B WORLD INC., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the USA. The company has leased a new office on Sunset Boulevard, West Hollywood that comes into effect from April 1, 2005. M2B World Pte Ltd (Singapore) had completed the transfer of its US broadband sites and some international sites to M2B World Inc by the end of the second quarter of 2005.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. As of the date of this report, the Company's investment in Indie Vision Films, Inc stands at 11.1%. The investment will allow M2B World, Inc. to access the library of programs of Indie Vision Films, Inc.

M2B GAME WORLD PTE LTD (SINGAPORE)
----------------------------------

M2B GAME WORLD PTE LTD (SINGAPORE) was incorporated in Singapore on January 24, 2005. This company will function as a wholly owned subsidiary company of M2B World Pte Ltd and will handle the venture into online games.

The Company has already secured an online games franchise for six countries (Australia, New Zealand, Thailand, Indonesia, China and Singapore). The online games platform and micro-payment gateway was operational in Singapore in September 2005. The Company has planned the promotional launch of its new online games site over a three months period from October 2005 to December 2005.

AMARU HOLDINGS LIMITED (BVI)
----------------------------

AMARU HOLDINGS LIMITED (BVI) was incorporated in the British Virgin Islands on February 21, 2005. All rights and licenses for the entertainment and education content (like movies, dramas, lifestyles, corporate training, and others) will be held under this company.

M2B COMMERCE LIMITED (BVI)
--------------------------

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

A new online e-commerce mall for health and beauty products was designed and built; the new mall called "Royalhive.com" will be launched and promoted in the last quarter of 2005.

M2B WORLD TRAVEL LIMITED (BVI)
------------------------------

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


RESULTS OF OPERATIONS - Nine months ended September 30, 2005 compared to nine months ended September 30, 2004.

SUMMARY

The Company turned in significantly higher revenue for the nine months ended September 30, 2005 at $11,699,496 as compared to $3,043,674 for the nine months ended September 30, 2004. This represents an increase of $8,655,822 ( 284% ). In spite of the higher revenue, net income after tax for the nine months ended September 30,2005 at $101,591 was lower than the net income after tax of $172,715 for the nine months ended September 30, 2004. The decrease was $71,124 ( 41%).

This was attributed mainly to the higher cost of sales for the nine months ended September 30,2005 as compared to the nine months ended September 30, 2004. The higher cost of sales was incurred to service new contracts signed with United Power of Japan, Chengdu Happy Digital Network Information Technology of China and Singapore Telecommunications Ltd. The management and operations of the digit games (lottery) in Cambodia which commenced in June 2005 also resulted in the higher cost of sales.Another contributing factor was the higher administration expenses incurred to cater to the expanding and growing business.

REVENUE

The revenue for the nine months ended September 30, 2005 was $11,699,496, up $8,655,822 (284%) from $3,043,674 in the nine months ended September 30, 2004.
The revenue for the three months ended September 30, 2005 was $6,962,797, up $6,043,334 (657%) from $919,463 in the three months ended September 30, 2004.

The main bulk of the revenue for the nine months and three months ended September 30,2005 was from entertainment services, gaming services and broadband e-services. Entertainment services revenue for the nine months and three months ended September 30,2005 was $2,721,868 and $450,575 respectively.

The gaming services revenue for the nine months and three months ended September 30,2005 was $8,475,652 and $6,511,161 respectively. Broadband e-services revenue for the nine months ended September 30,2005 was $500,000.

Entertainment services revenue registered a slight decrease of $291,977 (10%) from $3,013,845 for the nine months ended September 30,2004 to $2,721,868 for the nine months ended September 30, 2005.

Entertainment services revenue registered a decrease of $450,910 (50%) from $901,485 for the three months ended September 30, 2005 to $450,575 for the three months ended September 30, 2004. The decrease was due to the reorganization and revamp of the broadband sites as part of the restructuring of the Company. This entailed re-organising the broadband sites under different territories so as to diversify customer base and advertising revenues.

The gaming services revenue was from the operation and management of digit games (lottery) in Cambodia, and this is a new source of revenue for the Company that was not available in 2004.

COST OF SALES

Cost of sales for the nine months ended September 30, 2005 was $10,132,267 which increased by $7,998,079 (375%) from $2,134,188 for the nine months ended September 30, 2004.

As a proportion of revenue, the cost of sales for the nine months ended September 30, 2005 was 87% (cost of sales at $10,132,267 and revenue at $11,699,496) as compared to 70% for the nine months ended September 30, 2004 (cost of sales at $2,134,188 and revenue at $3,043,674).

The significant increase in cost of sales of $7,998,079 (375%) for the nine months ended September 30, 2005 was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for the digit games (lottery) and the payment of royalties for the lottery license. This accounted for $8,123,890 of the total cost of $10,132,267 (80%).

This was partly offset by the lower cost of acquisition of contents license rights for the Company's broadband sites. The costs decreased by $196,447 from $2,087,235 for the nine months ended September 30, 2004 to $1,890,788 for the nine months ended September 30, 2005.

The cost of managing and operating the operations and game centers in Cambodia, and acquisition of contents license rights in the nine months ended September 30, 2005 accounted for the 87% proportion of cost of sales to revenue.

The proportion of 87% for the nine months ended September 30, 2005 compared to the 70% for the nine months ended September 30, 2004, was higher as the Company did not incur the cost of managing and operating the operations and game centers in Cambodia in the nine months ended September 30, 2004 as this activity only commenced in June 2005.

Cost of sales for the three months ended September 30, 2005 was $6,414,354 which increased by $5,401,027 (533%) from $1,013,327 for the three months ended September 30, 2004. The significant increase was due to the cost of managing and operating the operations and game centers in Cambodia. This amounted to $6,277,310. As this activity only commenced in June 2005, similar cost was not incurred for the three months ended September 30, 2004.

This increase was partly offset by the decrease in the cost of acquisition of contents license rights for the Company's broadband sites. The costs decreased by $919,078 from $998,026 for the nine months ended September 30, 2004 to $78,948 for the nine months ended September 30, 2005.

As a proportion of revenue, the cost of sales for the three months ended September 30, 2005 at 92% (cost of sales at $6,414,354 and revenue at $6,962,797) registered a slight decrease of 18 percentage points as compared to 110% for the three months ended September 30, 2004 (cost of sales at $1,013,327 and revenue at $919,463).


DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2005 at $367,958 was higher by $138,833 (61%) as compared to the amount of $229,125 incurred for the nine months ended September 30, 2004.

Distribution expenses for the three months ended September 30, 2005 at $167,488 was higher by $151,779 (966%) as compared to the amount of $15,709 incurred for the three months ended September 30, 2004.

The higher expenses in the nine months and three months ended September 30, 2005 were due to the higher spendings on travel. The amount spent on traveling in the nine months and three months ended September 2005 were $141,624 and $65,437 respectively. These expenses were incurred to explore overseas business opportunities , open new markets and service new contracts secured.

Another contributing factor to the higher expenses in the three months ended September 30, 2005 was the higher spendings on the branding of the M2B name and advertising of the broadband sites ( $95,290 ).


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2005 at $1,135,291 was higher by $789,405 (228%) as compared to the amount of $345,886 incurred for the nine months ended September 30, 2004.

Administration expenses for the three months ended September 30, 2005 at $515,884 was higher by $396,995 (334%) as compared to the amount of $118,889 incurred for the three months ended September 30, 2004.

The increase in administration expenses for the nine months and three months ended September 30, 2005 were attributed mainly to increases in:

         o staff costs from the increasing number of professional employees to cater to the expanding and growing business. The increase in staff went from an average of four for the nine months ended September 30, 2004 to thirteen for the nine months ended September 30, 2005. Similarly, for the three months ended September 30,2004 the average headcount went from five to nineteen for the three months ended September 30,2005. The increase in headcount resulted in staff costs for the nine months and three months increasing by $320,462 and $173,112 respectively.

         o depreciation and license amortization. The increase in depreciation was attributed to the leasehold improvements for the expansion of the office, new editing suites and laptops provided to staff to cater to the demands of the growing business. The increase in license amortization came from the on-line games license and gaming license in Cambodia. The increase for the nine months and three months ended September 30, 2005 as compared to the nine months and three months ended September 30, 2004 were $189,604 and $122,004 respectively.

         o rentals from the office expansion. The increase for the nine months and three months ended September 30, 2005 as compared to the nine months and three months ended September 30, 2004 were $42,030 and $15,562 respectively.

Net Income

For the nine months ended September 30, 2005, net income was $101,591 which decreased by $71,124 (41%) from $172,715 for the nine months ended September 30,2004. The decrease in net income was due to significantly higher cost of services for the nine months ended September 30, 2005.

For the three months ended September 30, 2005, net loss was $97,155 which decreased by $115,230 (54%) from a loss of $212,385 for the three months ended September 30,2004. The significant decrease in net loss was due to the lower proportion of cost of sales to revenue for the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $2,183,127 at September 30 2005 as compared to cash of $644,319 at December 31, 2004.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the nine months ended September 30, 2005, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly the Company believes its exposure to market interest rate risk and price risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2005 to expand its broadband coverage by launching new broadband sites in North America, Europe and Australia. The Company also plans to open new subsidiaries in the last quarter of 2005 or early 2006 in Canada and Europe.

In 2005, the Company intends to launch more broadband entertainment and education content sites. In the area of E-commerce, the Company plans to launch a new online shopping mall for DVDs, in the last quarter of 2005.

The Company had secured an on-line games franchise for six countries (Australia, New Zealand, Thailand, Indonesia, China and Singapore)in 2004. The online games platform and micro-payment gateway was operational in Singapore in September 2005. The Company has planned the promotional launch of its new online games site over a three months period from October 2005 to December 2005.

In May 2005, the Company had contracted to acquire a 20% equity position in Indie Vision Films, Inc, a California corporation which owns rights to a library of films. As at the date of this report, the Company has paid $250,000 which represents 11.1% of equity position. The balance will be paid pursuant to the terms of the agreement. Upon completion of the transaction, the investment shall stand at $500,000. Through this investment the Company and Indie Vision Films, Inc can collaborate in broadband media broadcasting ventures.

In June 2005, the Company acquired the rights to a digit games license in Cambodia to conduct digit games (lottery) in Cambodia. The cost of the license is $3,300,000. In July 14, 2005, the Company paid an additional $1,390,000 to increase the license fee from $3,300,000 to $4,690,000 and to reduce the royalty fees payable by the Company under the terms of the agreement.

The Company is continuing to raise additional equity through sales of its common stock to fund all business expansions.

For the nine months period ended September 30, 2005, the Company raised an amount of $10,349,500, net of issuance costs, through private placements of the Company's common stock to accredited investors only.

The Company believes that it can continue to raise more capital funds, through private placements to fund its expansion growth. At the date of this report, the Company raised a further $750,000 through the private placement of shares of common stock at $3 a share to accredited investors.

INVESTMENTS

On May 16, 2005 the Company through its wholly owned subsidiary, M2B World Pte Ltd paid S$75,000 (equivalent to US$45,431) for an 8.4% equity position in Activ Lifestyle Pte Ltd , a company incorporated in Singapore. On September 27,2005 the Company paid a further S$50,000 (equivalent to $29,565) to raise the equity position to 12.6%. The business of Activ Lifestyle Pte Ltd is in the distribution and trading of health and lifestyle products.

On May 27, 2005 the Company through its wholly owned subsidiary, M2B World Inc paid $100,000 for a 4.76% equity position in Indie Vision Films, Inc. At the date of this report, the Company paid a further $150,000 to increase the equity position to 11.1%. The business of Indie Vision Films, Inc is in the distribution of films.

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

         o Contract with Allsports Limited, a British Virgin Islands company signed on May 31, 2005 to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. In exchange for the license to M2B to enable M2B to manage, operate and conduct digit games activities in Cambodia for a minimum period of eighteen ( 18 ) years, M2B agreed to pay a total of $4.69 million. Under the terms of the agreement, Allsports Limited is entitled to 1.5% royalty fees.

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2005 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

On October 20, 2005 a shareholder of the Company filed a lawsuit in Los Angeles Superior Court against the Company and its President, for breach of contract, specific performance, fraud in inducement, conspiracy and injunction relating to the purchase of shares in M2B World Pte Ltd. by such shareholder. The plaintiff seeks damages in the amount of $4,314,246. The Company considers the suit frivolous and the basis of the lawsuit without merit. The Company intends to vigorously defend itself and its President, and the Company is very confident of prevailing in this action.


Item 2. Unregistered sales of equity securities and use of proceeds

During the nine months and three months ended September 30, 2005, the Company sold 3,778,000 and 1,310,000 respectively of restricted" shares of common stock of the Company in a private placement at $3.00 per share to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. For the nine months and three months ended September 30, 2005 the Company paid $549,500 and $330,000 respectively of consulting fees in connection with such sales. The proceeds of the sales were used for growth and expansion of the business.

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

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter:
   ---------------------------------

The Company filed Forms 8-K on July 20, 2005 ,June, 14, 2005, June 8, 2005, June 2, 2005, and April 28, 2005.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             AMARU, INC.
Date: November 16, 2005
                                             By /s/ Colin Binny
                                                --------------------------------
                                                President

                                             By /s/ Francis Foong
                                                --------------------------------
                                                Chief Financial Officer