Form 10KSB
period 2005-12-31
AMARU INC
filed 2006-04-11
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $18,095,922.

The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 15, 2006 at $4.90 per share was $138,723,008.

The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 34,119,590 as of March 15, 2006. The registrant has no outstanding non-voting common equity.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

Transitional Small Business Disclosure Format (check one):    Yes [ ]  No [X]

                                TABLE OF CONTENTS


                                     PART 1

Item 1.     Description of Business                                            3

Item 2.     Description of Property                                           14

Item 3.     Legal Proceedings                                                 14

Item 4.     Submission of Matters to a Vote of Security Holders               14


                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities              14

Item 6.     Management's Discussion and Analysis or Plan of Operation         16

Item 7.     Financial Statements                                              22

Item 8.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                        23

Item 8A.    Controls and Procedures                                           23

Item 8B.    Other Information                                                 23


                                    PART III

Item 9.     Directors and Executive Officers of the Registrant                24

Item 10.    Executive Compensation                                            25

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      26

Item 12.    Certain Relationships and Related Transactions                    26

Item 13.    Exhibits                                                          27

Item 14.    Principal Accountant Fees and Services                            27

Item 1.   DESCRIPTION OF BUSINESS

BACKGROUND

Amaru, Inc. (the "Company" or "Amaru") was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 112 Middle Road, #08-01 Midland House, Singapore 188970; telephone (65) 63329287. The Company, through its subsidiaries under the M2B brand name is in the Broadband Media Entertainment business, providing interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

As of February 25, 2004 (the "Closing Date"), Amaru acquired M2B World Pte
Ltd., a Singapore corporation in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of the Company's Series A Convertible Preferred Stock had a conversion rate of
38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding. All of the Series A Convertible Preferred Stock was subsequently converted into shares of common stock of the Company.

The restructuring and re-capitalization has been treated as a reverse acquisition with M2B World becoming the accounting acquirer. The historical financial statements prior to the closing of the transaction are those of M2B World.

COMPANY OVERVIEW
----------------

Business Overview
-----------------

The Company, through its subsidiaries under the M2B brand name is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

The Company has launched multiple Broadband TV websites with entertainment, education and online shopping content, with over 100 channels designed to cater to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle, education, and more. The Company markets its products globally through its "M2B" brand name. The M2B brand has established its competitive edge by offering access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media, including rights for merchandising, product branding, promotion and publicity.

Globally, Amaru, Inc. is expanding through several of its wholly-owned subsidiaries, including:

1. M2B World, Inc - focuses on the US market and is based in Hollywood, California.
2. M2B World Pte. Ltd. - directs the Asian markets through its Singapore office and representative office in Shanghai, China
3.      M2B Australia Pty. Ltd. - oversees Oceania markets
4.      M2B Entertainment Inc. - oversees Canadian market
5. M2B Commerce Limited - focuses on e-commerce and e-trading, with a branch in Cambodia
6.      M2B World Travel Limited - offers e-travel services
7.      Amaru Holdings Limited - focuses on content syndication and distribution

M2B offers consumers personalized entertainment through its wide range of broadband streaming channels available at www.m2bworld.com.

Business Strategy
-----------------

The Company's business strategy is to be a diversified media, e-commerce and e-lifestyle company, adopting the latest broadband, e-commerce and communications technology and leveraging on our international content and programming expertise; to deliver online entertainment, education, lifestyle products and services to our customers.

The Company's goal is to capitalize on the market opportunities presented by changes in the broadband media and related e-commerce industry. The Company believes that it can accomplish this by continuing to satisfy customers' need for a convenient, comprehensive and personalized source of broadband video content, services and information. The Company through its effective implementation of its business plan has aims to become a leading Broadband Media Entertainment business, and a major provider of interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

The Company intends to continue leveraging on its competitive strengths to attain a leadership position in the industry.

Competitive Strengths

1. KEY ALLIANCES.

The Company promotes its products and services as well as increases its brand awareness by entering into strategic relationships with some of its suppliers and online service providers. The Company had entered into agreements with Zac Posen in New York, Amadeus GDS in Spain, Zentek Technology of Japan to cite examples. The Company will continue to evaluate strategic opportunities such as in the area of web-enabled mobile devices; to extend and widen its accessibility to customers of its broadband websites and services.

2. RICH CONTENT LIBRARY

The Company owns a large library of contents that covers various genres; for various license periods including some for life ; covering primarily broadband rights and some for all rights on a worldwide basis. This enables the Company to provide a rich and diverse variety of programs that suit the lifestyle and taste of its customers spread across different countries. The Company has built strong relationships with content distributors in the US and Asia which enables it to continually source for contents that meet the changing demands and taste of the customers.

3. TECHNICAL RESOURCES.

The Company is continually striving to deploy new technologies designed to make online video viewing and e-commerce more convenient, efficient and cost-effective for consumers and suppliers. The Company has its own content delivery system and technical infrastructure that supports its broadband content producers.

4. DIVERSIFIED SOURCES OF REVENUES.

The Company's diversified operations and revenue sources come from its entertainment, multi player online gaming and broadband services and are intended to generate multiple revenue streams. The Company's goal is not to be dependent on any one single revenue source. The Company's growth plan for the coming years includes a success strategy that focuses on multiple growth areas and territories.

5. GLOBAL REACH.

The Company has tailored its broadband websites to accommodate differences in culture, consumer behavior and supplier inventory preferences of different geographical locations such as the US, Asia and Australia. The Company intends to continue to operate more localized broadband websites in the near future to provide customers with more choices and depth of services.

Growth Strategies

The Company's growth strategies consist of leveraging its strengths as a broadband entertainment and media company to broaden its e-commerce offerings and widen revenue and consumer base; to become a significant global player in broadband entertainment, e-commerce and e-services. The Company intends to capitalize on the growth trend in broadband access by providing better products, services and features to enhance the customer experience.

Two key new products are offered in 2006:

o       GLOBAL BROADBAND TV (IPTV) SERVICE

The Company through its wholly owned subsidiaries, M2B World Inc incorporated in the state of California and M2B World Pte Ltd incorporated in Singapore, will be offering multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection.

The service will be in operation in the US and Singapore in June 2006 and it is expected that 40 channels will be available to customers. Anyone subscribing to a local Internet service provider will be able to tune in to the service on a subscription basis. Subscribers will be provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They will be able to watch the programs on their TV sets. The Company plans to extend this service to broadband users worldwide in the later part of 2006.

o       GLOBAL TRAVEL PORTAL

Global Travel Portal is the establishment of an innovative travel e-commerce portal, marketing travel products through a interactive on demand video travel portal and providing distribution solutions for the travel industry. This travel portal will be owned by M2B World Travel Limited, a company incorporated in the British Virgin Islands on May 3, 2005 and wholly owned by the Company.

M2B World Travel differentiates itself from other travel portals by being a portal that provides considerable streaming video content to improve user choice. The Company utilizes the success and broad based viewership of the M2B World Video On Demand Network to create innovative and high quality broadband travel Internet services for users, and to provide efficient and effective marketing services for businesses to reach these users. The focus is to increase our user base and to achieve deeper engagement of our users on the M2B World network, thereby enhancing the value of that user base and increasing the spending by our advertisers.

Consumer Marketing

The Company's broadband entertainment websites, multi-player online gaming sites and online shopping sites attract viewers from all over the world. The Company's strategy of converting visitors into customers lies in a combination of incentives, including seasonal and purchase-related promotions that take advantage of the Company's customer database and broadband websites. As a part of this effort, the Company plans to negotiate special rates and benefits to obtain access to a superior online inventory for the customers. The increasing scale of the business will enable the Company to negotiate on more favorable terms. Through research with visitors and customers, the Company is developing new programs and features (including personalization and loyalty incentives) that would turn visitors into customers and maintain loyalty.

The Company also employs a variety of online and traditional media programs and promotional activities such as:

o ADVERTISING. The Company invests in both online and traditional advertising to drive traffic to our broadband websites. To generate traffic to M2B's broadband websites in a cost efficient manner, the Company purchased targeted keywords and textlinks in high volume. The Company also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and retail offerings.

o PUBLIC RELATIONS. The core of our public relations effort is media relations and industry analyst relations. We maintain relations with journalists and industry analysts to help secure unbiased, third-party endorsements for the Company. We pursue coverage by online publications, search engines and directories.

o CO-MARKETING, PROMOTIONS AND LOYALTY PROGRAMS. We intend to continue to establish significant co-marketing relationships to promote our service and to sponsor contests that offer M2B related prizes. These programs typically involve participation with our partners. We intend to enter into additional co-marketing relationships in support of our marketing strategy. From time to time, we offer various incentives and awards to our existing customer base. These incentives are designed to increase customer loyalty and awareness of our e-commerce services and of the M2B brand.

o DIRECT MARKETING. The Company maintains a proprietary database which includes demographic profiles, customer preferences, shopping and buying patterns and other key customer attributes. This data enables us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we regularly communicate with our customers through targeted e-mail.

The Company focused both on growing the business and also profitability. While it carries out is growth strategies, it also focuses on cost control to increase profitability. It intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This will enable us to provide our products to customers on a costs competitive basis.

Business Operations
-------------------

Our principal operations are carried out through the following three segments of our business:

1. Entertainment Services - Video on-Demand services such as for entertainment and education, providing the Company with advertising, subscriptions, online games and e-commerce ( B2B and B2C) revenues
2.      Digit Games
3.      E-Travel Services - Online Travel Portal

1. Entertainment Services
   ----------------------

The Company provides online entertainment and education on-demand on Broadband channels, Internet portals and 3G devices across the globe, for specific and identified viewer lifestyles, demographics and interests; and includes the viewing experience to an on-line shopping experience.

The Company uses Broadband technology to provide its services. Broadband technology is defined as high speed, high-bandwidth, two-way data, voice and video communications, delivered at high transmission rates. It allows the following to be delivered:

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

The Company applies broadband technologies to facilitate its growth in the broadband sector. Its main competitive advantage is derived from its ownership of exclusive rights for various territories on broadband for its contents i.e. movies and programs on lifestyles, education, business and glamour.

The Company has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, video streaming, video storage and web servers in Singapore and US.

The Company has also developed its streaming applications to stream into television sets, via a set top box.

The Company has developed a capability to stream wireless broadband and have its own digitized entertainment sites for wireless broadband applications. In January 2005, the Company partnered with Singapore Telecom (SingTel), to provide interactive video-on-demand streaming over broadband channels and 3G devices, to offer various entertainment clips as well as snippets of executive e-learning tips.

M2B offers consumers personalized entertainment through its wide range of broadband streaming channels available at www.m2bworld.com.

The Company's offers the following products on the VOD platform :

a) Entertainment - Consumers pay a monthly subscription for access to movies, music, glamour and fashion, lifestyle (hobbies, cooking, personalities), documentaries, sports, health and fitness and others. They can choose from a large number of different channels depending on their interests or lifestyle preferences.

b) Adult Education - consumers pay a monthly subscription to view program on management skills, communication skills, decision making, customer services and sales, motivation, presentation and writing skills, counseling and others.

With this strategy, the Company generates diversified sources of revenue from:

1. Advertising i.e. program & channel sponsorship
2. Online subscriptions
3. Channel/portal development i.e. digital programming services
4. Content aggregation and syndication
5. Broadband consulting services and online shopping turnkey solutions
6. E-commerce services
7. Online gaming micro-payments

Currently, the M2B Broadband websites include:

    1.  ENTERTAINMENT SITES
        International and US Sites:
        o Star78.com - an advertising-based Family Entertainment site for international viewers
        o Shine8.com - an advertising-based Lifestyle site for international viewers
        o Jump29.com - an advertising-based Young Adults site for international viewers
        o Dreamstage7.com - an advertising & subscription-based Glamour & Fashion site for international viewers
        o Highfashion7.com - an advertising and subscription based designer Fashion site for international viewers
        o Dragon78.tv - an advertising & subscription-based Mandarin Entertainment site for viewers in US only
        o Chinois78.com - an advertising and subscription based Mandarin Lifestyle site for viewers in US only

        Asian Sites:
        o Dimension88.com - an advertising & subscription-based Movie site in Singapore only
        o Dragon78.com - an advertising & subscription-based Mandarin Entertainment site in Singapore only
        o Joy Channel - a subscription based family entertainment site dedicated for United Power viewers in Japan only
        o Ideas Broadband - four subscription based entertainment sites (Movie Mania, Executive Online, Glamour Galore, Dragon City providing 25 channels) dedicated for Singapore Telecommunications Ltd Ideas Broadband viewers in Singapore only
        o Trilogy - a subscription based 3G mobile phone entertainment site dedicated for Singapore Telecommunications Trilogy viewers in Singapore only
        o Colours78.com - an advertising and subscription based Mandarin Lifestyle site in Singapore only
        o HappyDigi.com - a subscription based Mandarin site in China only (Movie entertainment platform)

     2. EDUCATION SITES

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

Major events in fiscal year 2005 for Entertainment Services

In January, M2B World launched Chinois78.com for US broadband users which offers the following channels:

o  Cooking
o  Travel
o  Health
o  Fashion
o  Variety and Drama

The Company also launched 25 VOD (video on demand) channels through its partnership with SingTel in Singapore in 2004 and which was extended in May 2005 to cover 3G ( Third Generation) wireless mobile phones.

In June 2005, the Company completed a deal with Japan IP provider, United Power Co. Ltd. to distribute major entertainment content through a broadband-serviced, voice-activated set top box. The agreement reflects a breakthrough in Japan, where U.S.-based media companies have had difficulty securing such broad-scale distribution partnerships, and signifies the trend toward broadband streaming for global consumers seeking entertainment media.

Under the terms of the agreement, United Power Co. Ltd. will offer its customers access to the set-top box, which offers voice activation, broadband streaming and the ability to use the box to monitor activities within the home when the owner is away. The box also offers a personal valet, an animated icon that recognizes the user and initiates access to features such as voice-activated e-mail retrieval, VOIP services, access to streaming content on demand and picture storage.

These features are offered in addition to traditional Internet access and are activated by attaching the set-top box to existing televisions. The Company has global rights to distribute the box, and plans to offer an English version in the United States.

The Company announced an agreement with Chengdu Happy Digital Network & Information Technology Co, or "Happydigi", the media company of China Telecom in June 2005. The five-year agreement, which provides for M2B to develop a Happydigi Movies Entertainment Platform Website, represents an important milestone for the Company, reflecting its continued penetration of the rapidly expanding Chinese broadband entertainment market. China Telecom is the largest fixed-line telecommunications operator in the country. Through M2B, Happydigi will gain access to an expansive range of Hollywood entertainment content via streaming broadband, which is expected to drive the subscriber demand. In its initial phase, M2B World Pte Ltd plans to offer English content including movies, glamour, lifestyle, sitcoms, music and variety shows to the 8 million Happydigi subscribers, with a view to gaining access to China Telecom's broadband subscriber base of 28.3 million customers.

M2B has emerged as an early leader in gaining entrance into the Chinese market as an entertainment content provider, offering a sophisticated and expansive online streaming library with programs ranging from entertainment and lifestyle to educational and gaming content.

M2B has previously partnered with CITV, the sole distributor of China Central Television Station's (CCTV) programs, to distribute Mandarin content via broadband outside of the People's Republic of China. This latest agreement expands M2B's reach, as Happydigi's parent company, China Telecom, currently operates in 21 Chinese provinces and owns over 70% of fixed infrastructure.

In August 2005, the Company opened its office in Hollywood, California. The Hollywood office will focus on growing the brand within the US and will be an integral component of an overall brand growth strategy. This will include the continued completion of marketing, acquisition and distribution agreements with key Hollywood entertainment and fashion companies for the rights to a vast array of broadband streaming content.

In September 2005, the Company announced the launch of "www.highfashion7.com" (HIGHFASHION7), a lifestyle channel that will cater to a high fashion savvy viewer base worldwide. HIGHFASHION7 will offer licensed coverage of international fashion runway shows from some of the most well-known clothing designers in the world, as well as a sophisticated array of fashion features, which will be available on demand 24 hours a day, seven days a week.

HIGHFASHION7 is dedicated to bringing its viewers the latest and most compelling fashion content from designers around the globe. Categories on the channel are to include top Designers, which offer content from a list of fashion superstars such as Giorgio Armani, Christian Dior, Ralph Lauren, Versace and Gucci; Top Supermodels, with features on Cindy Crawford, Claudia Schiffer, Helena Christensen and Karen Mulder; Vintage Fashion, a look to the past with your favorite designers; Fashion Specials; Up Close and Personal; Fashion Feature of the Month; and a Fashion Webcast, providing in-depth coverage of an important current fashion event.

To celebrate the launch of the channel, HIGHFASHION7 had acquired the exclusive broadband streaming rights for the Zac Posen Spring/Summer 2006 Fashion Show. Being one of the most sought out runway shows of the season, the Zac Posen Show was featured as a HIGHFASHION7 exclusive Fashion Webcast. In addition, HIGHFASHION7 was included as one of the top sponsors for the Zac Posen runway show in September 2005.

HIGHFASHION7 is an important part of M2B's vision to expand its entertainment content and provide our viewers with highly specialized programming that meets their personal tastes.

In November 2005, the Company partnered with INTENSE ANIMATION STUDIO, in conjunction with the Media Development Authority of Singapore to produce an original 3D soccer themed animation for on demand access.

In December 2005, the Company launched a new on-line e-commerce mall for health and beauty products called "www.royalhive.com" (ROYALHIVE). ROYALHIVE will market and sell high end health and wellness products; it will be co-branded with HIGHFASHION7 to reach the fashion savvy audience of this site.

Multi Player Online Games Services

In October 2005, the Company launched its multi-player online gaming platform hosted on www.MagicOverLoad.com. The platform offers users the ability to secure subscriptions to highly popular titles such as World of Warcraft, Hellbreath and Gunbound as well as movies and merchandise. Viewers are able to access the content through an easy to use micro payment system called "MOLePoints", which uses virtual tokens to allow gamers to purchase gaming access as well as other offerings on the channel.

M2B Game World holds the rights to operate the "MOLePoints" platform in 6 countries including Singapore, Indonesia, Thailand, Australia, New Zealand and a province of China through the branding of MagicOverLoad. With the launch of MagicOverLoad, the Company is targeting a rapidly growing gaming and entertainment market. Online gaming is natural extension of the Company's broadband entertainment business. M2B Game World's business model plays a key role in the online gaming value chain as a regional distributor of online games through its micro-payment system and planned network of cyber cafes and outlets.

On December 20, 2005, the Company sold 81% of M2B Game World to Auston International Group ("Auston"), a public listed company in Singapore. This is a strategic move as it enables the Company to partner with Auston who has in depth knowledge of the Asian market and consumers. This strategic partnership will likely provide more effective marketing and much wider reach to the Asian multi player online games players. As a public listed company, Auston would also be able to more effectively tap into public funds for its future growth and expansion.

Broadband Services

The Company launched a state-of-the-art automated Content Management System ("CMS") to enhance its advertising service offered to clients and to provide a new revenue source for the Company. The system allows for the highly specialized programming of video, animation, streaming and flash content to multiple destinations and was demonstrated at the Asia Television Forum (ATF 2005), a regional platform for media buyers and sellers. As a sponsor at the event, M2B World showcased the automated CMS on plasma screens, together with programming from the wide ranging M2B content library that includes movies, dramas, comedies, documentaries, music, fashion, lifestyle, learning and more.

Linked by broadband networks and wireless set-top boxes to push content and scheduled advertising at physical premises, the CMS allows businesses the option of presenting targeted content on selected video displays in multiple locations, such as on different levels of a shopping mall, in various spots within a restaurant or club or on separate elevators in the same building.

In store video panels can also carry individualized messages together with customized content to effectively reach consumers and target audiences within the premises. The Company plans to introduce this integrated CMS and content solution to U.S. clients in 2006. Businesses and advertisers can then readily offer customers feature-rich content with this versatile and easy-to-use CMS designed to advance brand-building activities and widen the advertising options for customer outreach. This integrated solution underscores M2B's key strength in delivering content for viewing on PCs, 3G mobile phones, PDAs as well as television screens. This is another method by which M2B is continuing to effectively meet the consumer shift toward on-demand and personalized media experiences whether at home or work and now additionally on video screens in stores, restaurants, clubs and other business or leisure outlets.

2. Digit Games
   -----------

In May 2005, the Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The license to manage, conduct and operate the digit games activities in Cambodia is for a period of eighteen years.

3. E-Travel Services
   -----------------

In December 2005, the Company's subsidiary, M2B World Travel Limited., signed a global agreement with Amadeus Global Travel Distribution, SA, a Spanish corporation. Through the agreement, M2B will be able to offer direct access to the extensive range of travel options available through the Amadeus network to their viewers around the world. The agreement extends M2B's reach from broadband streaming entertainment into the worldwide travel arena.

The World Travel & Tourism Council (WTTC) recently estimated that worldwide spending for personal travel will hit $2.8 trillion in 2005. According to PhoCusWright, the online portion of those sales is growing particularly quickly in the US, Europe and the Asia-Pacific region, where combined online travel sales in those three geographic regions is estimated to top $115 billion this year. With eMarketer reporting that broadband currently reaches over 58 million households in Asia-Pacific alone, M2B World Travel Ltd. through its agreement with Amadeus, is now poised to immediately access and serve this consumer market.

The M2B World Travel Website will consistently provide the competitive rates through its direct connection to the Amadeus System using the Elleipsis TravelTalk(TM) integration platform, which allows M2B to access not only the major travel providers, but an expanded roster of additional suppliers such as low-cost carriers, cruise lines, and widened hotel distribution channels all through one single, easy-to-use platform.

The innovative video e-travel portal brings an extensive range of travel options to our viewers and giving the Company a powerful entry into the travel and tourism market; effectively allowing consumers worldwide to tap the broad and competitive options available no matter what their travel needs. The e-travel portal by M2B World Travel directly aggregates travel solutions from 500 airlines, 58,000 hotel properties, some 42 car rental companies serving over 30,000 locations, as well as widespread air, ferry, rail, cruise, and tour operators with proprietary video content, allowing customers to the site to view their travel destination, thus influencing their purchasing decision.

The M2B travel site is expected to launched in 3Q 2006.

MARKET

The business operations and financial results of the Company are directly affected by the markets that the Company operates in.

1. Rising disposable income and usage of PC and broadband technology

In many other parts of the world, especially emerging markets with growing use of PCs and rising disposable incomes, these markets offer significant growth potential.

2. The Advent and Increasing Adoption of Broadband technology

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

To meet this demand, the Company has strategic relationships with major production houses, and access to major distributors worldwide. This is expected to put the Company in a position in acquiring high quality, original video content. Such strategic positioning has resulted in the Company acquiring exclusive content on broadband, for multiple countries and for dedicated time periods.

The Company intends to continue to maximize on its key strength, the packaging of our content. The Company believes that it will shape the delivery of its content in the most cost effective manner and innovative way of utilizing technology.

3. The Booming Online Advertising Market

According to the Euromonitor, the market for advertising is forecast to grow by 119.1% from 2004 to 2009, to reach a value of US$609.3 billion. This growth will come primarily in television and on-line advertising, which together will represent 69.4% of total sales by 2009.

The online video is growing dramatically, with increased broadband penetration creating a larger audience, leading more advertisers to consider adding video to their online efforts. Jupiter Research expects that after reaching $121 million in 2004, online video advertising will hit $657 million in 2009.

4. The Growth of online Travel

The travel business has already been impacted profoundly by the advent of the Internet. Travel companies have already used the Internet as a distribution channel and for ticketing and transaction processes. With the introduction of online booking and online travel agencies, the travel industry has only begun to realize the cost reduction potentials of e-business. The growth in online travel has caused a radical change in the travel retail market since the late 1990s, and is one area that continued to record growth after the slump in tourism that began in 2001. Travel as a commodity has proved ideally suited to e-commerce, as average spending is high, and the cost of delivering the goods is minimal.

The online global travel retail opportunity represents a USD 85.2 billion, 403% CAGR market opportunity for M2B World Travel.

5. The Growth of multi-player online gaming

The multi player online gaming market is set for explosive growth in the coming few years. Multi player online gaming site subscriptions will top $3.7 billion by 2009, up from $647 million in 2004 and an expected $936 million in 2005, according to a report by PriceWaterhouseCoopers. The number of online video game subscribers will top 28.5 million in 2009, up from a forecast of 6.5 million in 2005 and 4.4 million in 2004. 46% of broadband households will be home to an online video game subscriber.

6. The Growth of the Video On Demand Market

According to a report by In-Stat, Growth in Free-on-Demand (FOD) services and content over the past year has significantly increased overall consumer awareness of and usage of Video-on-Demand (VOD).

There were approximately 7.5 million worldwide cable-based VOD users at the end of 2004. VOD user growth is projected to remain strong for the next several years. Total worldwide users are forecasted to rise to almost 13 million at the end of 2005, and ultimately reach 34 million in 2009.

Based on an end-user survey, 25% of all US cable TV subscriber households have tried VOD. The "Cost-per-VOD Stream," which measures the total cost of equipment and network operations needed to deliver VOD service to a home, dropped from $300 in mid-2004 to $250 in mid-2005. Although the majority of cable VOD service deployments are in North America, during the past year, cable operators in Great Britain, Japan, South Korea, and Israel have launched VOD services. Worldwide revenues from cable VOD services totaled $526 million in 2004. While this total was a 55% increase over 2003, cable VOD revenues continue to lag user growth as FOD services increase in popularity.

BUSINESS RISKS

o The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals. An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, in the US, Europe and Asia. The degree of success of this depends on

        1) our efforts to establish independent broadband sites in countries where conditions are suitable.
        2) our ability to expand our offerings of content in entertainment and education, to include more niche channels and offerings
        3) Our ability to provide content beyond just personal computers but to encompass television, wireless application devices and 3G handphones

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

o Increased regulation of the Internet or differing application of existing laws might slow the growth of the use of the Internet and online services, which could decrease demand for our services. The added complexity of the law may lead to higher compliance costs resulting in higher costs of doing business.

o Our copyrights, patents, trademarks, including our rights to certain domain names are very important to M2B's brand and success. While we make every effort to protect and stop unauthorized use of our proprietary rights, it may still be possible for third parties to obtain and use the intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries remain uncertain and still evolving. Litigation may be necessary in future to enforce these intellectual property rights. This will result in substantial costs and diversion of the Company's resources and could disrupt its business, as well as have a material adverse effect on its business.

o As the Company continues to expand its business internationally across different geographical locations there are risks inherent including:

        1) Trade barriers and changes in trade regulations
        2) Local labor laws and regulations
        3) Currency exchange rate fluctuations
        4) Political, social or economic unrest
        5) Potential adverse tax regulation
        6) Changes in governmental regulations

o Any future outbreak of the bird flu pandemic or similar adverse public health developments may have a material adverse effect on the Company's business operations, financial condition and results of operations.

COMPETITION

The Company faces strong competition in every aspect of our business, and particularly in the acquisition of content for our channels.

In the entertainment services business, we compete with free-to-air channels, cable operators as well as other broadband entertainment providers for distribution rights of programs in terms of price, quality and variety.

Traditional TV networks and cable TV operators today provide alternate sources of entertainment and education in a broadcast mode. In future, it is expected that these networks may also extend their reach to the video-on-demand broadband service. This may put them in direct competition with us, although their entry costs will likely be higher and both the technical and manpower capabilities existing in these traditional companies will make it somewhat difficult for them to transit into new broadband media.

In our multi player online gaming business, we face competition from the various gaming offerings on the market as well as the various gaming portals and platforms. In the subscription based multi player online gaming business, the Company faces vigorous competition from the numerous games that are distributed free over the Internet. More generically, it also competes with console based games made for products like Playstation and X-box.

In the e-travel services business, the Company competes with the established traditional offline travel agencies and airlines as well as online travel players like Travelocity, Expedia, Priceline.com. With the trend in the travel industry moving towards a constellation of cooperative alliances, the Company believes that there will be many opportunities for vertical as well as horizontal growth and integration of the various travel players.

The Company also competes within the industry for advertising revenue and viewers. More generically, the Company faces competition from other leisure entertainment activities from Video CDs (especially in Asia), DVDs to cinemas and home theatres.

The Company believes that it is competing favorably on the factors described above. However, the industry is evolving rapidly and is becoming increasingly competitive. Larger, more established companies than us are increasingly focusing on the video content, travel, and e-commerce businesses that directly compete with us.

INTELLECTUAL PROPERTY
---------------------

M2B's intellectual property consists of trademarks, patents, copyrights, and other technology and trade secrets. In addition to technology that we develop internally, we license software or other technology from third parties. We also grant licenses to some of our intellectual property, such as trademarks, patents or websites technology, to our vendors and strategic partners.

GOVERNMENT REGULATION
---------------------

The Company must comply with laws and regulations relating to our sales and marketing activities, including those prohibiting unfair and deceptive advertising or practices and those requiring us to register as a service provider in the spheres of business that we operate in, and with disclosure requirements.

Data collection, protection, security and privacy issues are a growing concern in the U.S., and in many countries around the world. Government regulation is evolving in these areas and could limit or restrict the Company's ability to market its products and services to consumers, increase the Company's costs of operation and lead to a decrease in demand for our products and services. US Federal, state and local governmental organizations, as well as foreign governments and regulatory agencies, are also considering legislative and regulatory proposals that directly govern Internet commerce, and will likely consider additional proposals in the future.

We do not know how courts will interpret laws governing Internet commerce or the extent to which they will apply existing laws regulating issues such as property ownership, sales and other taxes, libel and personal privacy to the Internet. The growth and development of the market for online commerce has prompted calls for more stringent consumer protection laws that may impose additional burdens on companies that conduct business online.

EMPLOYEES
---------

As of December 31, 2005 we had 34 employees of which 18 are full time and 16 are part time employees. Of the 34 employees, 33 are based in Singapore and 1 in the United States.

Item 2. DESCRIPTION OF PROPERTY

The headquarters for operations and management is located in Singapore in an office space of about 4,000 square feet. We entered into a three years operating lease paying a monthly rent of $4,204. The lease will be due for renewal in 2008 and the rent will be based on the open market rates.

In addition to our Singapore office, there are two offices: one is located in the US and the other one is in China. The office in the US consists of about 200 square feet and is situated on Sunset Boulevard, West Hollywood. The office in China consists of about 120 square feet and is situated in Shui On Plaza, Huai Hai Zhong Road in Central Shanghai. These two offices are on monthly lease and the rental is $1,700 for the US office and $800 for the Shanghai office.

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

Item 3.  LEGAL PROCEEDINGS

As of the date of this report, we are not a party to any material pending legal proceedings. On December 9, 2005, Los Angeles Superior Court, Central District entered the dismissal of the lawsuit previously filed by one of the shareholders of Amaru,
Inc. a Nevada corporation (the "Company") against the Company and its CEO. The request to dismiss the lawsuit was filed by the Company's shareholder.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2005 and quarter ended December 31, 2005, no matters were submitted to a vote of our common stockholders.

Item 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on the Pink Sheets Electronic Quotation System under the symbol "AMRU". As of March 15, 2006 there were 447 holders of our common stock.

The price of the Company's stock as of March 15, 2006 was $4.90.

The Company's high and low closing bid and close information for the fiscal year ended December 31, 2005 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

------------- ------------- ------------- --------------- -----------------
DATE                  OPEN         HIGH             LOW        CLOSE/LAST *
------------- ------------- ------------- --------------- -----------------
MAR-05              1.2500        1.2500          1.2000            1.2000
------------- ------------- ------------- --------------- -----------------
APR-05              1.5000        1.5000          1.5000            1.5000
------------- ------------- ------------- --------------- -----------------
MAY-05              1.5000        1.7500          1.5000            1.5100
------------- ------------- ------------- --------------- -----------------
JUN-05              3.5000        3.5000          3.5000            3.5000
------------- ------------- ------------- --------------- -----------------
JUL-05              3.5000        3.5000          3.5000            3.5000
------------- ------------- ------------- --------------- -----------------
AUG-05              3.5000        3.5000          3.5000            3.5000
------------- ------------- ------------- --------------- -----------------
SEP-05              3.5000        4.5000          1.4500            4.0000
------------- ------------- ------------- --------------- -----------------
OCT-05              4.5000        4.5000          1.4500            4.0000
------------- ------------- ------------- --------------- -----------------
NOV-05              4.0000        4.2500          4.0000            4.2500
------------- ------------- ------------- --------------- -----------------
DEC-05              4.2500        5.0500          4.2500            5.0500
------------- ------------- ------------- --------------- -----------------

* Closing price is provided as of the last day of the month.

DIVIDENDS
---------

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

RECENT SALE OF UNREGISTERED SECURITIES
--------------------------------------

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

In the fiscal year ended December 31, 2005, the Company issued a total of 4,033,000 shares of common stock through private placement at a price of $3.00 per share for a total amount of $12,099,000.

A further 1,380,000 shares were subscribed before December 31, 2005 through private placement at a price of $3.00 per share for a total purchase price of $4,140,000. The shares were issued in January 2006.

The shares issued in the private placements set forth above were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rules 505 and/or 506) and/or Regulation S promulgated under the Securities Act. The shares were offered and sold to investors who were "accredited investors" as defined in the Securities Act. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

On June 8, 2005, the Company issued 145,000 shares of common stock through a private placement at a price of $3.00 a share for a total amount of $435,000 for repayment of accounts payable.

On December 30, 2005, the Company approved the issue of 5,000 "restricted" shares of common stock at a price of $3.00 per share to a consultant for services to be rendered to the Company. The shares were issued in January 2006. The services of the consultant pertaining to these shares issued were not rendered as at December 31, 2005.

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

General
-------

The Company through its subsidiaries under the M2B brand name is in the Broadband Media Entertainment business, providing interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, and broadband consulting services and E-commerce.

As of February 25, 2004 (the "Closing Date"), the Company acquired M2B World in exchange for 19,500,000 newly issued restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of the Company's Series A Convertible Preferred Stock had a conversion rate of 38.461538 shares of the Company's common stock.

Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding. Series A Convertible Preferred Stock was subsequently converted to the Company's common stock.

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

For the fiscal year ended December 31, 2005 compared with the fiscal year ended December 31,2004

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

In fiscal 2005, the Company embarked on its plans to restructure its operations to meet fully its global expansion initiatives. The business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories. The Company will continue its restructuring exercise in 2006 to enhance its competitiveness and efficiency in a growing global business.

M2B WORLD INC.(USA)
-------------------

M2B WORLD, INC., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the USA. The Company has leased a new office on Sunset Boulevard, West Hollywood that comes into effect from April 1, 2005. M2B World Pte Ltd (Singapore) had completed the transfer of its US broadband sites and some international sites to M2B World, Inc by the end of the second quarter of 2005.

This subsidiary oversees the new global Broadband TV (IPTV) service. A new server farm was set up in the US in San Jose California in December 2005 to expand the broadband streaming infrastructure; in order to handle the business in North America and also the global IPTV service.

The company handled the launch of the "www.highfashion7.com", which is a lifestyle and glamour channel catering to high fashion savvy viewers worldwide. The launch was done in conjunction with the Company's sponsorship of the Zac Posen Spring/Summer 2006 Fashion Show in New York in September 2005.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. As of the date of this report, the Company's investment in Indie Vision Films, Inc stands at 14.9%. The investment will allow M2B World, Inc. to access the library of programs of Indie Vision Films, Inc.

M2B WORLD PTE LTD (SINGAPORE)
-----------------------------

This subsidiary will continue to oversee the management and operation of the Company as a whole and oversee the Asian business.

A CHINA REPRESENTATIVE OFFICE has been set up in Shanghai. This representative office is under M2B World Pte Limited and handles the Company's China business. The representative office has leased office space in the Shui On Plaza on Huai Hai Zhong Road in Central Shanghai with effect from March 15, 2005.

In addition to having its own entertainment and education sites, the Company had signed two contracts previously with service providers in Asia, namely Singapore Telecommunications Ltd of Singapore and United Power of Japan. On March 18,2005, the Company signed a contract with United Power of Japan to launch 8 broadband channels on television sets in Japan via streaming through the set top boxes.

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

A new online e-commerce mall for health and beauty products was designed and built; the new mall called "www.Royalhive.com" was launched and promoted in December 2005.

The Company took an investment on May 16, 2005 for a 8.4% equity position with a company called Activ Lifestyle Pte Ltd in Singapore to help facilitate Amaru Inc.'s diversification into the health and wellness market. On September 27,2005 the Company raised its investment in Activ Lifestyle Pte Ltd to 12.6%. This was further increased to 15.6% on January 25, 2006.

M2B GAME WORLD PTE LTD (SINGAPORE)
----------------------------------

M2B GAME WORLD PTE LTD (SINGAPORE) was incorporated in Singapore on January 24, 2005. This company functions as a wholly-owned subsidiary company of M2B World Pte Ltd and handles the Company's venture into multi player online games.

The Company has already secured an online games franchise for six countries (Australia, New Zealand, Thailand, Indonesia, China and Singapore). The online games platform and micro-payment gateway was operational in Singapore in October 2005. The promotional launch of its new multi player online games site was carried out over a three months period from October 2005 to December 2005.

On December 20, 2005, the Company sold 81% of M2B Game World to Auston International Group ("Auston"), a public listed company in Singapore. This is a strategic move as it enables the Company to partner Auston who has in depth knowledge of the Asian market and consumers. This will enable us to more effectively market and reach to the Asian multi player online games players. As a public listed company, Auston would also be able to more effectively tap into public funds for its future growth and expansion.

AMARU HOLDINGS LIMITED (BVI)
----------------------------

AMARU HOLDINGS LIMITED (BVI) was incorporated in the British Virgin Islands on February 21, 2005. All rights and licenses for the entertainment and education content (like movies, dramas, lifestyles, corporate training, and others) will be held under this company.

M2B COMMERCE LIMITED (BVI)
--------------------------

M2B World has a wholly-owned subsidiary, M2B Commerce Limited, registered in the British Virgin Islands. M2B World intends to consolidate all its e-commerce operations and possibly launch new e-trading type initiatives under M2B Commerce Limited. With effect from January 11, 2005, the ownership of this company has been transferred from M2B World Pte Ltd to Amaru Inc. and is wholly owned subsidiary of Amaru, Inc.

On May 31, 2005, M2B Commerce Limited entered into an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia, as an extension of the Company's entertainment operations. The service was operational from June 2005.

M2B WORLD TRAVEL LIMITED (BVI)
------------------------------

M2B WORLD TRAVEL LIMITED (BVI) was incorporated in the British Virgin Islands on May 3, 2005. This subsidiary of the Company will be used to launch a global online travel platform, which is expected to be ready for operation by the 3Q of 2006.

The Company is currently developing in the USA an online travel engine and travel web applications for integration with suppliers of travel information and travel services; and incorporating travel features with current media operations under the M2B brand name.

M2B AUSTRALIA PTY LTD
---------------------

M2B AUSTALIA PTY LTD was incorporated on June 15, 2005. This subsidiary will handle and oversee the Company's business in Australia.

REVENUE
-------

The revenue for the year ended December 31, 2005 was $18,095,922, up $14,110,941 (354%) from $3,984,981 in the year ended December 31, 2004.

The main bulk of the revenue for the year ended December 31, 2005 was from entertainment services and digit gaming. Entertainment services revenue for the year ended December 31,2005 was $3,278,833 and Digit gaming revenue was $14,813,629.

Entertainment services revenue registered a decrease of $634,620 (16.2%) from $3,913,453 for the year ended December 31, 2004 to $3,278,833 for the year ended December 31, 2005.

The decrease was due mainly to lower advertising and licensing revenue as a result of the reorganization and redesigning of the broadband sites as part of the restructuring of the Company. This entailed re-organising of the broadband sites under different territories so as to diversify customer base and advertising revenues.

The digit gaming revenue was from the operation and management of digit games (lottery) in Cambodia, and this is a new source of revenue for the Company that was not available in 2004.

COST OF SALES
-------------

Cost of sales for the year ended December 31, 2005 was $16,352,048 which increased by $13,298,333 (435%) from $3,053,715 for the year ended December 31, 2004.

As a proportion of revenue, the cost of sales for the year ended December 31, 2005 was 90% (cost of sales at $16,352,048 and revenue at $18,095,922) as compared to 77% for the year ended December 31, 2004 (cost of sales at $3,053,715 and revenue at $3,984,981).

The significant increase in cost of sales of $13,298,333 (435%) for the year ended December 31, 2005 was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for the digit games (lottery) and the payment of royalties for the lottery license. This accounted for $14,271,767 of the total cost of $16,352,048 (87%).

This was partly offset by the lower cost of acquisition of contents license rights for the Company's broadband sites. The costs decreased by $971,449 from $3,000,134 for the year ended December 31, 2004 to $2,028,685 for the year ended December 31, 2005.

The cost of managing and operating the operations and game centers in Cambodia, and acquisition of contents license rights for the year ended December 31, 2005 accounted for the 90% proportion of cost of sales to revenue.

The proportion of 90% for the year ended December 31, 2005 compared to the 77% for the year ended December 3, 2004, was higher as the Company did not incur the cost of managing and operating the operations and game centers in Cambodia in the year ended December 31, 2004 as this activity only commenced in June 2005.

DISTRIBUTION EXPENSES
---------------------

Distribution expenses for the year ended December 31, 2005 at $1,102,339 was higher by $818,807 (289%) as compared to the amount of $283,532 incurred for the year ended December 31, 2004.

The higher expenses in the year ended December 31, 2005 was attributed to higher spending on the branding of the M2B name, advertising on broadband sites and travel. The higher amounts spent on travel was to open new markets, explore overseas business opportunities and service new contracts. The higher amount spent on M2B name branding and advertisements for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was $670,531. On the same year on year comparison, the higher amounts spent on travel was $119,852.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

Administration expenses for the year ended December 31, 2005 at $1,998,803 was higher by $1,418,780 (245%) as compared to the amount of $580,023 incurred for the year ended December 31, 2004.

The increase in administration expenses for the year ended December 31, 2005 were attributed mainly to increases in:

        o staff costs from the increasing number of professional employees to cater to the expanding and growing business. The increase in staff went from 13 for the year ended December 31, 2004 to 34 for the year ended December 31, 2005. The increase in headcount resulted in staff costs for the year ended December 31, 2005 increasing by $680,778.

        o depreciation and license amortization. The increase in depreciation was attributed to the leasehold improvements for the expansion of the office, new editing suites and laptops provided to staff to cater to the demands of the growing business. The increase in license amortization came from the on-line games license and gaming license in Cambodia. The increase for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was $279,938.

        o Legal and professional fees. The increase was due to the higher costs of the quarterly review and accrual of audit fees as a result of the expansion of the business and also legal fees incurred in review of contracts and filing. The increase for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was $179,554.

OPERATING INCOME /(LOSS)
------------------------

For the year ended December 31, 2005, the loss from operations was ($1,357,268) as compared to a income of $67,711 for the year ended December 31, 2004.

The loss from operations for the year ended December 31, 2005 was attributed to higher amounts spent on extending the M2B brand, funding greater levels of product development including global Broadband TV (IPTV) service and global travel portal, opening new markets, building of a new server farm in San Jose, California and to recruit, train and retain our talent pool.

Though these investments affect the Company's profitability currently, it would in the future strengthen our position and market share in the broadband media entertainment business.

SALE OF M2B GAME WORLD
----------------------

On December 20, 2005, the Company sold 81% of M2B Game World to Auston International Group (Auston), a public listed company in Singapore for $2,147,580. The gain from this sale was $1,643,016 and included in gain from discontinued operations. This is a strategic move as it enables the Company to partner Auston who has in depth knowledge of the Asian market and consumers.

NET INCOME
----------

Net income decreased from $512,295 for the year ended December 31, 2004 to $166,745 for the year ended December 31, 2005. The decrease of $345,550 ( 67%) was due mainly to the operating loss.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company had cash at $4,776,819 at December 31 2005 as compared to cash of $644,319 at December 31, 2004.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the fiscal year ended December 31, 2005, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the company's intended growth and expansion. The Company has plans in 2006 to expand its broadband coverage by launching new broadband sites in North America, Europe and Australia.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2006. A new server farm will be built in the US to handle the North American business and the global IPTV service. In early 2006, the Company plans to establish an innovative travel e-commerce portal, marketing travel products through a revolutionary world first video travel portal and providing distribution and technology solutions for the travel industry. By the second quarter of 2006, the Company plans to offer multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection. This service is to be available in the US and Singapore in June 2006 with about 40 channels available to customers. The Company intends to provide a similar service to broadband users worldwide in later part of 2006.

To achieve its plans, the Company is seeking to fund its new growth activities through equity financing. The Company plans to use the proceeds of such financing for expansion of its operations.

For the year ended December 31, 2005, the Company raised a total of $15,453,850 net of consultancy fees of $785,150 and an additional amount of $3,711,710 net of consultancy fees of $196,840 from January 23, 2006 to March 15, 2006.

The Company believes that it can continue to raise funds through private placement of its securities to fund its growth and expansion.

NEW CONTRACTS
-------------

        o Contract with United Power of Japan signed on March 18, 2005. M2B plans to launch 8 broadband channels in Japan that will be available on television sets in Japanese households. The contract has an option for United Power to exercise within 6 months that will give M2B a minimum guarantee of 50,000 subscribers for $1.2 million a year. Thereafter for every subscriber, M2B will be paid $2.50 per subscriber per month.

        o Contract with Sapphire Management, a company of Echelon Entertainment, a California company, signed on March 6, 2005 for distribution of DVDs worldwide. This is on a revenue sharing basis.

        o Letter of agreement signed with Singapore Telecommunications Ltd on May 23, 2005 to extend the original contract dated July 26, 2004 pursuant to which M2B agreed to provide certain content services via Internet platforms, including the provision of four broadband entertainment sites with 26 channels for an exclusive high megabit broadband service with Singapore Telecommunications Ltd. This service has now been extended to cover 3G (Third Generation) wireless mobile phones.

        o Cooperation Agreement signed on May 10, 2005 on the Development of Movies Entertainment Platform with Chengdu Happy Digital Network & Information Technology Co Ltd, a subsidiary of China Telecom, of the People's Republic of China for the cooperation between parties on the development of the Happydigi Movies Entertainment Platform Website.

        o Contract with Allsports Limited, a British Virgin Islands company signed on May 31, 2005 to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. In exchange for the license to M2B to enable M2B to manage, operate and conduct digit games activities in Cambodia for a minimum period of eighteen (18) years, M2B agreed to pay a total of $4.69 million. Under the terms of the agreement, Allsports Limited is entitled to 1.5% royalty fees.

        o Global Agreement with Amadeus Global Travel Distribution, S.A., a Spanish company. Through the agreement, the Company will be able to offer direct access to the extensive range of travel options available through the Amadeus network to viewers around the world.

Item 7.  FINANCIAL STATEMENTS

Our consolidated financial statements are included herein.

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

1. Report of Independent Registered Public Accounting Firm                   F-1

2. Consolidated Financial Statements

     Consolidated Balance sheet as of December 31, 2004 and 2003             F-2

     Consolidated Statement of Operations for the years ended
        December 31, 2005 and 2004                                           F-3

     Consolidated Statement of Stockholders' Equity and
        Comprehensive Loss for the year ended December 31, 2004
        and 2003                                                             F-4

     Consolidated Statements of Cash Flows for the years ended
        December 31, 2005 and 2004                                           F-5

     Notes to Consolidated Financial Statements                              F-6

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Amaru, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Amaru, Inc. and Subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaru, Inc. and Subsidiary as of December 31, 2005 and 2004, and the consolidated results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



/s/ MENDOZA BERGER & COMPANY, LLP

Irvine, California
March 15, 2006



                                 AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS


                                                                 December 31,  DECEMBER 31,
                                                                    2005          2004
                                                                 -----------   -----------
ASSETS
     Current assets
Cash and cash equivalents                                        $ 4,776,819   $   644,319
Accounts receivable                                                  842,371           239
Other receivable                                                          --       680,737
Other current assets                                                 247,566         5,576
                                                                 -----------   -----------
     Total current assets                                          5,866,756     1,330,871

    Non current assets
Property and equipment, net                                        5,264,130       520,360
Product development, net                                              60,616       181,948
Investment at cost                                                   441,206            --
Investments available for sale                                     2,147,580            --
License, net                                                       6,964,671     2,420,227
                                                                 -----------   -----------
   Total non current assets                                       14,878,203     3,122,535
                                                                 -----------   -----------

Total assets                                                     $20,744,959   $ 4,453,406
                                                                 ===========   ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                 $   656,484   $   126,345
Accounts payable- related parties                                         --       473,792
Deferred tax liability                                               157,756        36,760
Advances from related parties                                         58,392       179,736
                                                                 -----------   -----------
    Total current liabilities                                        872,632       816,633

Commitments                                                               --            --

    Shareholders' equity
Series A convertible preferred stock (par value $0.001)
  5,000,000 shares authorized: 0 shares issued and
  outstanding at December 31, 2005 and 2004, respectively                 --            --
Common stock (par value $0.001) 200,000,000 shares authorized;
   31,397,780 and 27,200,000 shares issued and outstanding at
   December 31, 2005 and 2004 respectively                            31,398        27,200
Paid in capital                                                   14,736,743     2,932,751
Subscribed common stock, 1,418,960 and 0 shares at
   December 31, 2005 and 2004 respectively                         4,256,880            --
Retained earnings                                                    834,379       667,634
Comprehensive gain on currency translation                            12,927         9,188
                                                                 -----------   -----------
   Total shareholders' equity                                     19,872,327     3,636,773
                                                                 -----------   -----------

Total liabilities and shareholders' equity                       $20,744,959   $ 4,453,406
                                                                 ===========   ===========


                       The accompanying notes to financial statements
                           are an integral part of this statement





                                AMARU, INC. & SUBSIDIARIES
                                 STATEMENTS OF OPERATIONS


                                                                  FOR THE YEAR ENDED
                                                             December 31,    December 31,
                                                                 2005            2004
                                                             ------------    ------------

Revenue:
  Entertainment
   (including advertising, licensing and subscription)
   (including $0 and $2,700,000 to a related party for
   the year ended December 31, 2005 and 2004 respectively)      3,278,833       3,913,453
  Digit gaming                                                 14,813,629              --
  Other income                                                      3,460          71,528
                                                             ------------    ------------
  Total revenue                                                18,095,922       3,984,981

Cost of services
  (including $0 and $2,966,350 of services purchased from
  related party for the year ended December 31, 2005
  and 2004 respectively)                                       16,352,048       3,053,715
                                                             ------------    ------------
Gross profit                                                    1,743,874         931,266

Distribution costs                                              1,102,339         283,532
Administrative expenses                                         1,998,803         580,023
                                                             ------------    ------------
Total expenses                                                  3,101,142         863,555

Income (Loss) from operations                                  (1,357,268)         67,711

Other (income) expense:
Expenses related to public listing                                     --         152,582
Gain on disposal of fixed assets                                     (151)             --
Gain on sale of investment                                             --        (597,292)
Interest expenses                                                      --           1,964
Interest received                                                  (2,223)             --
                                                             ------------    ------------
Income (loss) before income taxes                              (1,354,894)        510,457

Provision (benefit)for Income taxes                               121,377          (1,838)
                                                             ------------    ------------
Income (loss) before discontinued operations                   (1,476,271)        512,295

Discontinued operations:
  Income from operations of discontinued component,
   including income from disposal of $2,147,580                 1,643,016              --
  Income tax                                                           --              --
                                                             ------------    ------------
   Net gain on discontinued operation                           1,643,016              --
                                                             ------------    ------------
Net income                                                   $    166,745    $    512,295
                                                             ============    ============

Income (loss) per share before discontinued operations
  - basic and diluted                                        $      (0.05)   $       0.02

Income per share from discontinued operations
  - basic and diluted                                                0.01              --

Net income per share-basic and diluted                               0.01            0.02

Weighted average number of common shares outstanding
  - basic and diluted                                          29,418,828      21,297,410



                      The accompanying notes to financial statements
                          are an integral part of this statement






                                            AMARU, INC. & SUBSIDIARIES
                             CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                          Series A Convertible
                                             Preferred Stock                          Common Stock
                                       ----------------------------    ------------------------------------------
                                                                                                     Additional
                                          Number         Par Value      Number of      Par value       Paid-in
                                        of Shares        ($0.001)         shares        ($0.001)       capital
                                       ------------    ------------    ------------   ------------   ------------

Balance December 31, 2003                        --    $         --      18,136,364   $     18,136   $    867,292

Shares issued for cash
  Feb. 10, 2004                                  --              --       1,363,636          1,364        414,636

Reverse acquisition                         143,000             143         500,000            500        (27,347)

Stock issued for services                        --              --       1,000,000          1,000         49,000

Common stock issued for cash                     --              --         700,000            700      1,629,170

Stock converted                            (143,000)           (143)      5,500,000          5,500             --

Net income                                       --              --              --             --             --

Comprehensive loss on
  currency translation                           --              --              --             --             --

Comprehensive income
                                       ------------    ------------    ------------   ------------   ------------
Balance December 31, 2004                        --              --      27,200,000   $     27,200   $  2,932,751

Common stock issued for cash                     --              --       4,033,000          4,033     11,309,817

Common stock issued for
  repayment of account payable                   --              --         145,000            145        434,855

Stock issued for services                        --              --          19,780             20         59,320

Common stock subscribed for
  cash (1,380,000 shares)                        --              --              --             --             --

Common stock subscribed for
  services (38,960 shares)                       --              --              --             --             --

Net income                                       --              --              --             --             --

Comprehensive gain on
  currency translation                           --              --              --             --             --

Comprehensive income
                                       ------------    ------------    ------------   ------------   ------------
Balance December 31, 2005                        --    $         --      31,397,780   $     31,398   $ 14,736,743
                                       ============    ============    ============   ============   ============

               The accompanying notes to financial statements are an integral part of this statement


                                                       F-4a
continued on next page



continued from last page



                                      AMARU, INC. & SUBSIDIARIES
                       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                            Total
                                          Subscribed       Retained     Translation      Shareholders'
                                             stock         Earnings         gain            equity
                                         ------------    ------------    ------------    ------------

Balance December 31, 2003                $    128,255    $    160,696    $     32,917    $  1,207,296

Shares issued for cash
  Feb. 10, 2004                              (128,255)             --              --         287,745

Reverse acquisition                                --              --              --         (26,704)

Stock issued for services                          --              --              --          50,000

Common stock issued for cash                       --              --              --       1,629,870

Stock converted                                    --          (5,357)             --              --

Net income                                         --         512,295              --         512,295

Comprehensive loss on
  currency translation                             --              --         (23,729)        (23,729)
                                                                                         ------------
Comprehensive income                                                                          488,566
                                         ------------    ------------    ------------    ------------
Balance December 31, 2004                          --    $    667,634    $      9,188    $  3,636,773

Common stock issued for cash                       --              --              --      11,313,850

Common stock issued for
  repayment of account payable                     --              --              --         435,000

Stock issued for services                          --              --              --          59,340

Common stock subscribed for
  cash (1,380,000 shares)                   4,140,000              --              --       4,140,000

Common stock subscribed for
  services (38,960 shares)                    116,880              --              --         116,880

Net income                                         --         166,745              --         166,745

Comprehensive gain on
  currency translation                             --              --           3,739           3,739
                                                                                         ------------
Comprehensive income                                                                          170,484
                                         ------------    ------------    ------------    ------------

Balance December 31, 2005                $  4,256,880    $    834,379    $     12,927    $ 19,872,327
                                         ============    ============    ============    ============

         The accompanying notes to financial statements are an integral part of this statement


                                                 F-4b





                                  AMARU, INC. & SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FOR THE YEAR ENDED
                                                                 December 31,    December 31,
                                                                     2005            2004
                                                                 ------------    ------------
CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                   $    166,745         512,295
    Adjustments to reconcile net income to cash and
     cash equivalents used or provided by operations:

    Amortization                                                      284,348         121,142
    Depreciation                                                      138,894          14,339
    (Gain) / loss on disposal of fixed assets                            (151)          7,823
    Gain on sale of discontinued operations                        (1,643,016)       (597,292)
    Acquisition of license in exchange for account
      receivable                                                           --      (1,016,734)
    Common stock issued and subscribed for services                   176,220          50,000
Changes in operation assets and liabilities
    Accounts receivable                                              (842,132)         13,858
    Other receivables                                                 680,737        (660,183)
    Other current assets                                             (241,990)         28,182
    Accounts payable and accrued expenses                             612,343         111,955
    Income tax payable                                                     --            (234)
                                                                 ------------    ------------
Net cash used by operating activities                                (668,002)     (1,414,849)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of equipment                                       151              --
    Proceeds from sale of investment                                       --         600,000
    Software development reduction                                    (17,460)         (5,688)
    Acquisition of equipment                                       (4,882,664)       (523,656)
    Acquisition of license                                         (4,690,000)             --
    Acquisition of investments                                       (945,770)             --
                                                                 ------------    ------------
Net cash provided by/ (used in) investing activities              (10,535,743)         70,656

CASH PROVIDED FROM FINANCING ACTIVITIES
   Payable to related party                                          (121,344)        124,218
   Payments on line of credit                                              --         (58,188)
   Net payment on bank term loan                                           --          (5,007)
   Re-capitalization of M2B World Pte. Ltd                                 --         (26,704)
   Issuance of common stock for cash                               11,313,850       1,917,615
   Proceeds from stock subscriptions                                4,140,000              --
                                                                 ------------    ------------
Net cash provided by financing activities                          15,332,506       1,951,934

Effect of exchange rate changes on cash and cash equivalents            3,739         (23,729)
                                                                 ------------    ------------

Cash flow from all activities                                       4,132,500         584,012

Cash and cash equivalents at beginning of period                      644,319          60,307
                                                                 ------------    ------------
Cash and cash equivalents at end of period                       $  4,776,819         644,319
                                                                 ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest                                                     $         --    $      1,964

    Income taxes                                                 $         --    $    103,974

SUPPLEMENTAL DISCLOSURE OF CASH FLOW ACTIVITIES:

    Common stock in exchange for repayment of accounts payable   $    435,000    $         --
                                                                 ============    ============

    Write off of fully depreciated fixed assets                  $      7,962    $         --
                                                                 ============    ============

    Acquisition of Investments                                   $  2,147,580    $         --
                                                                 ============    ============

          The accompanying notes to the financial statements are an integral part of this statement

                                              F-5

                           AMARU, INC. & SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004


1. BASIS OF PRESENTATION AND REORGANIZATION
-------------------------------------------

DESCRIPTION OF BUSINESS
-----------------------

The Company through its subsidiaries under the M2B brand is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals and Third-Generation (3G) devices globally. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to target specific viewer profiles and lifestyles of local and international audiences.

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

REORGANIZATION
--------------

As of February 25, 2004, an agreement was entered into which provides for the reorganization of M2B World Pte. Ltd., a Singapore corporation with and into Amaru, Inc. (Amaru), a Nevada corporation, with M2B World Pte. Ltd. (M2B), becoming a wholly-owned subsidiary of Amaru. The agreement is for the exchange of 100% of the outstanding Common Stock of M2B World Pte. Ltd. for 19,500,000 common shares and 143,000 Series A convertible preferred shares of Amaru, which were each convertible into 38.461538 shares of Amaru common stock.

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

CONCENTRATION OF CREDIT RISK
----------------------------

The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with six customers totaling 100% of these related revenues for the year ended December 31, 2005 and three customer totaling 100% of these related revenues for the year ended December 31, 2004.

The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. The Company had been transacting primarily through its Singapore operating entity.

                                                     For the years
                                                    ended December 31
                                              -----------------------------
                                                  2005            2004
                                              ------------     ------------

         Sales outside of Singapore           $ 15,756,879     $         --

         Services purchased outside
         of Singapore (1)                     $ 16,792,472     $  3,166,350

(1) Includes nil and $2,966,350 purchased from a related party in Malaysia for the year ended December 31, 2005 and 2004, respectively.

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

COSTS OF SERVICES
-----------------

The cost of services pertaining to 1) advertising and sponsorship revenue and
2)subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue are channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period incurred.

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded for the years ended December 31, 2005 and 2004.

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

INVESTMENTS
-----------

Investments in companies that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company's cost method investments include companies involved in the broadband and entertainment industry. The Company uses available qualitative and quantitative information to evaluate all cost method investment impairments at least annually.

Investments in which the Company does not have a controlling interest or is unable to exert significant influence are accounted for at market value if the investments are publicly traded and any resale restrictions are less than one year are accounted for as available for sale securities.

ADVERTISING
-----------

The cost of advertising is expensed as incurred. For the year ended December 31, 2005 and 2004, the Company incurred advertising expenses of $881,572 and $209,944 respectively.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

The Company has adopted accounting pronouncements issued before December 31, 2005, that are applicable to the Company. The Company has determined as of December 31, 2005 there are no recent pronouncements that if adopted would have a material effect on the financial statements.

3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                                   December 31,     December 31,
                                                      2005             2004
                                                   -----------      -----------

         Office equipment                          $   431,791      $    65,078
         Film Library                                4,905,066          500,000
         Motor vehicle                                  11,000               --
         Furniture, fixture and fittings                96,501            4,578
                                                   -----------      -----------
                                                     5,444,358          569,656

         Accumulated depreciation                     (180,228)         (49,296)
                                                   -----------      -----------

                                                   $ 5,264,130      $   520,360
                                                   ===========      ===========

        Depreciation expense was $138,894 the year ended December 31, 2005 and $14,339 for the year ended December 31, 2004.

4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                                   December 31,     December 31,
                                                      2005             2004
                                                   -----------      -----------
         Development expenditures                  $   618,561      $   601,101
         Accumulated amortization                     (557,945)        (419,153)
                                                   -----------      -----------
                                                   $    60,616      $   181,948
                                                   ===========      ===========

        Amortization expense was $138,792 for the year ended December 31, 2005 and $121,142 for the year ended December 31, 2004.

5. LICENSE
----------

         License consists of the following:

                                                   December 31,     December 31,
                                                      2005             2004
                                                   -----------      -----------
       Software license                            $ 2,420,227      $ 2,420,227
       Gaming license                                4,690,000               --
                                                   -----------      -----------
                                                     7,110,227        2,420,227
       Accumulated amortization                       (145,556)              --
                                                   -----------      -----------
                                                   $ 6,964,671      $ 2,420,227
                                                   ===========      ===========

        Amortization expense was $145,556 for the year ended December 31, 2005 and $0 for the year ended December 31, 2004.

6. LINE OF CREDIT
-----------------

The Company does not have a line of credit at December 31, 2005. The line of credit was cancelled by management on October 5, 2005. The Company and its subsidiaries do not need the line of credit to fund its short term working capital requirements since the funds generated from its operations are sufficient for this purpose

The line of credit at December 31, 2004 was $61,267 repayable on demand. The outstanding balance at December 31, 2005 was zero.

7. OTHER RECEIVABLE
-------------------


Other receivable at December 31, 2004 consist mainly of balance proceeds from sale of investment that represented 95% of the sales consideration which 5% of the sales consideration is repayable on the date of expiring 30 working days from December 29, 2004 and balance 90% of the sale consideration to be repayable on the date expiring 90 working days from December 29, 2004.

8. COMMITMENTS
--------------

LEASES
------

The Company renewed its lease with a larger office space of about 4,000 square feet, at a monthly rental of $4,204. The new lease period is for three years, expiring on March 16, 2008.

Rent expense totaled $79,814 for the year ended December 31, 2005 and $18,946 for the year ended December 31, 2004.

Minimum lease payments for the noncancellable operating lease for the years ending December 31,

      2006           2007           2008            Total
 -------------- --------------- --------------- ---------------
    $ 50,450        $ 50,450       $ 10,510       $ 111,410
 ============== =============== =============== ===============

9. GAMING SERVICES
------------------

The Company's wholly owned subsidiary, M2B Commerce Limited purchased the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

10. CAPITAL STOCK
----------------

COMMON STOCK ISSUED FOR CASH
----------------------------

For the year ended December 31, 2005, Amaru, Inc issued 4,033,000 shares of common stock through private placement at a price of $3 per share for a total amount of $12,099,000.

A further 1,380,000 shares were subscribed for before December 31, 2005 through private placement at a price of $3 a share for a total of $4,140,000. The shares were issued in January 2006.

This brings the total amount of cash raised through the private placement of shares of common stock at a price of $3 a share for the year ended December 31, 2005 to $16,239,000.

Consulting fees of $785,150 associated with the issuance of common stock were deducted from additional paid-in capital for the year ended December 31, 2005.

COMMON STOCK ISSUED FOR REPAYMENT OF ACCOUNTS PAYABLE
-----------------------------------------------------

On June 8, 2005, the Company issued 145,000 shares of common stock through a private placement at a price of $3 a share for a total amount of $435,000 for repayment of accounts payable.

COMMON STOCK ISSUED TO EMPLOYEES
--------------------------------

On December 1, 2005, the Company issued 19,780 shares of common stock at a price of $3 a share to its employees. On December 30, 2005 a further 33,960 shares of common stock were approved for issue at a price of $3 a share to employees. These shares were issued in January 2006. These shares were issued to the employees for their services to the Company pursuant to the Company's 2004 Equity Compensation Plan ( the "Plan"). The shares of Common stock issued to the employees pursuant to the Plan have been registered on the registration statement on Form S-8.

COMMON STOCK ISSUED FOR CONSULTING SERVICES
-------------------------------------------

On December 30, 2005, the Company approved the issue of 5,000 shares of common stock at a price of $3 a share to a consultant for services to be rendered to the Company. The shares were issued in January 2006. The services of the consultant pertaining to these shares issued were not rendered as at December 31, 2005.

11. SALE OF M2B GAME WORLD
-------------------------

On December 20, 2005, the Company sold 81% of M2B Game World to Auston International Group (Auston), a public listed company in Singapore for 71,428,571 shares of common stock of Auston and the investment was valued at $2,147,580. The gain from this sale was $1,643,016 and included in gain from discontinued operations. The Company's beneficial ownership of Auston is 27% of Auston's outstanding shares.

12. INCOME TAXES
----------------

        Current and deferred income taxes (tax benefits) provided are as follows:

                                                      2005             2004
                                                   -----------      -----------

        Federal:
             Current                               $        --      $        --
             Deferred                                  372,150           52,200

        State:
             Current                                        --               --
             Deferred                                       --               --

        Foreign:
             Current                                        --          (38,598)
             Deferred                                  121,377           36,760

        Change in valuation allowance                 (372,150)         (52,200)
                                                   -----------      -----------
        Total                                      $   121,377      $    (1,838)
                                                   ===========      ===========

        The Company recorded no income tax expense on discontinued operations in 2005, as the gain from disposition was not taxable. The gain from disposition is also not subject to foreign tax on the basis that it is a non-taxable capital. As of December 31, 2005, the Company does not have US income tax from foreign operations.

        Reconciliation of the differences between the statutory tax rate and the effective income tax rate is as follows:

                                                      2005             2004
                                                   -----------      -----------
        U.S. federal statutory rate                         --              --
        State and local taxes                               --              --
        Depreciation and amortization                    39.4%            28.3%
        Loss carry-forwards                             (56.6%)          (33.6%)
        Foreign tax rate                                    --           (13.4%)
        Valuation allowance                              26.3%            18.1%
                                                   -----------      -----------
        Total                                             9.0%            (0.6%)
                                                   ===========      ===========

        Significant components of the Company's net deferred tax liabilities are as follows:

                                                      2005             2004
                                                   -----------      -----------

        Depreciation and amortization              $   679,681      $   146,186
                                                   -----------      -----------
        Deferred tax liability                         679,681          146,186
        Loss carryforwards                            (993,075)        (208,426)
        Valuation allowance                            471,150          99,000
                                                   -----------      -----------

        Deferred tax asset                            (521,925)        (109,426)
                                                   -----------      -----------
        Net deferred tax liability
                                                   $   157,756      $    36,760
                                                   ===========      ===========

        The Company had available approximately $1,570,500 of unused U.S. net operating loss carry-forwards at December 31, 2005, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes in 2025. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

        SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2005 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

        The Company had available approximately $2,609,000 of unused Singapore capital allowance carry-forwards at December 31, 2005, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances


13. SEGMENT REPORTING
---------------------

The Company classifies its business into reportable segments. The segments consists principally of entertainment and digit gaming. Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered.

The Company has provided a summary of operating income by segment. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2.


YEAR 2005

                                   Entertainment   Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------
Revenues from external customers   $  3,278,833    $ 14,813,629    $      3,460   $ 18,095,922
Interest revenue                   $      2,223              --              --   $      2,223
Interest expense                             --              --              --             --
Depreciation and amortization      $    254,826    $    168,416              --   $    423,242
Segment (loss) profit              $   (634,798)   $   (309,158)   $      3,460   $   (940,496)
Segment assets                     $ 10,427,139    $  5,057,195    $  6,119,660   $ 21,603,994
Expenditures for segment assets    $  4,781,124    $  4,809,000              --   $  9,590,124

Reconciliation :-

REVENUES
--------
Total revenues for reportable segments                            $  18,092,462
Other revenue                                                     $       3,460
                                                                  -------------
         Total consolidated revenues                              $  18,095,922
                                                                  -------------

INTEREST REVENUE
----------------
Total interest revenue for reportable segments                    $       1,551
Corporate interest revenue                                        $         672
                                                                  -------------
         Total consolidated interest revenue                      $       2,223
                                                                  -------------

PROFIT OR LOSS
--------------
Total loss for reportable segments                                $    (940,496)
Corporate expenses                                                $    (414,398)
                                                                  -------------
         Loss before income tax and discontinued operations       $  (1,354,894)
                                                                  -------------

ASSETS
------
Total assets for reportable segments                              $  15,484,334
Other assets                                                      $   6,119,660
                                                                  -------------
         Total consolidated assets                                $  21,603,994
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
-------------------------------
                                                                  -------------
Total expenditures for assets for reportable segments             $   9,590,124
                                                                  -------------

YEAR 2004

                                   Entertainment   Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------
Revenues from external customers   $  3,913,453              --    $     71,528   $  3,984,981
Interest revenue                             --              --              --             --
Interest expense                   $      1,964              --              --   $      1,964
Depreciation and amortization      $    135,481              --              --   $    135,481
Segment profit                     $    608,423              --    $     71,528   $    679,951
Segment assets                     $  2,033,179              --    $  2,420,227   $  4,453,406
Expenditures for segment assets    $    529,344              --              --   $    529,344

Reconciliation :-

REVENUES
--------
Total revenues for reportable segments                            $   3,913,453
Other revenue                                                     $      71,528
                                                                  -------------
         Total consolidated revenues                              $   3,984,981
                                                                  -------------

PROFIT OR LOSS
--------------
Total profit for reportable segments                              $     608,423
Other profit                                                      $      71,528
Corporate expenses                                                $    (169,494)
                                                                  -------------
         Income before income tax                                 $     510,457
                                                                  -------------

ASSETS
------
Total assets for reportable segments                              $   2,033,179
 Other assets                                                     $   2,420,227
                                                                  -------------
         Total consolidated assets                                $   4,453,406
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
-------------------------------
                                                                  -------------
Total expenditures for assets for reportable segments             $     529,344
                                                                  -------------


14. SUBSEQUENT EVENT
--------------------

On January 3, 2006 the Company's Cambodian representative office has been changed to a branch office of M2B Commerce Limited (British Virgin Islands).

On January 12, 2006, the Company through its subsidiary, M2B Commerce Limited (British Virgin Islands) entered into an investment agreement with Khoo Kim Leng. Khoo Kim Leng is the beneficial owner of Dai Long Co who intends to develop and operate an integrated resort in the Kingdom of Cambodia consisting of hotel, guest house, shopping arcade, entertainment and amusement centre and some gaming tables. Pursuant to the terms of the Agreement, M2B Commerce Limited will acquire 25% beneficial ownership in Dai Long for $3million. A downpayment of $1.24million shall be paid within 30 days from signing of the Agreement. The initial downpayment of $1.24million shall be converted into 5% equity of Dai Long. The remaining $1.76million of the agreed payment shall be made within 90 days of the signing of the Agreement, pursuant to the results of the feasibility and land valuation study as stated in the Agreement.

In the event, M2B Commerce Limited is not able to continue with the investment, all monies invested shall be converted into equity as follows : $1.24million for 5% equity shares of Dai Long, US$1.76million for 20% equity shares of Dai Long, prorated accordingly in the event of partial payment by M2B Commerce Limited.

On January 27, 2006, the Company issued a press release indicating the launch of a Global IPTV service designed to offer consumers 40 channels of video-on-demand content delivered to their television screens via a broadband connection.

From January 23, 2006, to March, 15, 2006 the Company issued 1,302,850 shares of common stock through private placement at a price of $3 per share for a total amount of $3,908,550. Consulting fees of $196,840 associated with the issuance of these shares of common stock were deducted from paid-in capital.

On January 20, 2006 the Company raised its equity position in Activ Lifestyle Pte Ltd, a company incorporated in Singapore to 15.6% from 12.6% by the payment of $30,000. Activ Lifestyle is in the distribution and trading of health and lifestyle products.

On February 6,2006 the Company increased its equity position in Indie Vision Films, Inc from 11.1% to 14.9% by the payment of $100,000. The business of Indie Vision Films, Inc is in the distribution of films.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Board of Directors of the Company approved the engagement of Mendoza, Berger & Co. LLP. ("MB") on November 17, 2003 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for fiscal year 2003. MB was reappointed auditors for the audit of fiscal year 2004 and 2005.

The audit reports provided by the Company's auditor, MB, for the previous fiscal years did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and MB, C.P.A., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

Item 8A. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2005, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended December 31, 2005, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 8B. OTHER INFORMATION

Sales of Unregistered Securities

From January 23, 2006, to March 15, 2006 the Company issued 1,302,850 shares of common stock through private placement at a price of $3.00 per share for a total amount of $3,908,550.

The shares issued in the private placements set forth above were issued in reliance upon the exemption from registration set forth in Section 4(2) of the Securities Act and Regulation D (Rules 505 and/or 506) and/or Regulation S promulgated under the Securities Act. The shares were offered and sold to investors who were "accredited investors" as defined in the Securities Act. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

Investment Agreement.
---------------------

On January 12, 2006, the Company through its subsidiary, M2B Commerce Limited ( British Virgin Islands ) entered into an investment agreement with Khoo Kim Leng. Khoo Kim Leng is the beneficial owner of Dai Long Co who intends to develop and operate an integrated resort in the Kingdom of Cambodia consisting of hotel, guest house, shopping arcade, entertainment and amusement centre and some gaming tables. Pursuant to the terms of the Agreement, M2B Commerce Limited will acquire 25% beneficial ownership in Dai Long for $3million. A downpayment of $1.24million shall be paid within 30 days from signing of the Agreement. The initial downpayment of $1.24million shall be converted into 5% equity of Dai Long. The remaining $1.76million of the agreed payment shall be made within 90 days of the signing of the Agreement, pursuant to the results of the feasibility and land valuation study as stated in the Agreement. In the event, M2B Commerce Limited is not able to continue with the investment, all monies invested shall be converted into equity as follows : $1.24million for 5% equity shares of Dai Long, US$1.76million for 20% equity shares of Dai Long, prorated accordingly in the event of partial payment by M2B Commerce Limited.

                                    PART III

Item 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors, executive officers and key employees as of December 31, 2005 were as follows:

Name                            Age      Position
----                            ---      --------

Colin St.Gerard Binny           51       Chairman of the Board, Chief Executive
                                         Officer and Director

Francis Keong Kwong Foong       45       Chief Financial Officer

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

Francis Foong Keong Kwong, has served as the Company's Chief Financial Officer since October 1, 2004. Prior to joining M2B World, Mr. Foong was a Principal Consultant with Quality Vision Consultants. Prior to being a Principal Consultant, Mr. Foong had worked 19 years as a finance professional. From 1993 to 1996 he was Financial Controller of Natco Singapore Pte Ltd, a subsidiary of a large oil and gas company based in Houston. From November 2002 to February 2003 he was the Asean/ India Financial Controller for IBM Business Consulting Services. From May 1996 to November 2002 he was the Regional Finance Director for PwC East Asia Consulting (IBM Consulting merged with PwC East Asia Consulting in November 2002). He managed the regional finance function based in Singapore and the finance departments in the eight countries of China, Taiwan, Hong Kong, Thailand, Philippines, Malaysia, Singapore and Indonesia. From the years 1999 to 2002 he sat in the East Asia Board of Directors acting as a financial adviser to the Business sector leaders on business decisions, risks management and financial analysis on various business and strategy issues. Mr. Foong received Bachelor of Accountancy, National University of Singapore, is a Member, Singapore Institute of Certified Public Accountants since 1987. In 2004 he became a Fellow of the Institute. Mr. Foong received Master in Business Administration, University of Hull (UK) in 1995.

COMMITTEES

The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, and it can be obtained from our Website, at www.m2bworld.com.

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2005 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2005, all Section 16(a) filing requirements applicable to our reporting persons were met.

Item 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate cash compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal 2005 shown below.


Name and Principal Position  Year   Salary (1)     Annual Awards (2)     Bonus(3)  Other Compensation(4)
---------------------------  ----   ----------     -----------------     --------        --------
Colin Binny, CEO             2005    221,324             --                 --            21,900
                             2004     60,534             --                 --             7,500
                             2003     27,831             --                 --                --

Francis Foong, CFO           2005     136,471            --                 --            70,500
                             2004     12,883             --                 --             5,000

        1. No officers received or will receive any bonus or other annual compensation other than salaries during fiscal year 2005, other than stated above.
        2. No officers received or will receive any long term incentive plan payouts or other payouts during fiscal year 2005.
        3.      Bonus awarded based on performance
        4. Shares issued as compensation for services rendered to the Company. In December, 2005, a total of 7,300 shares of common stock were issued to Colin Binny, the Company's CEO for services rendered valued at $21,900 pursuant to the Company's 2004 Equity Compensation Plan. In December, 2005, a total of 4,700 shares of common stock were issued and 18,800 shares of common stock were approved by the Board of Directors to be issued to Francis Foong, the Company's CFO for services rendered to the Company valued at $70,500 pursuant to the Company's 2004 Equity Compensation Plan.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As at December 31, 2005, 31,397,780 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

        o       Each of our directors
        o       Each of our named executive officers
        o       All of our directors and executive officers as a group; and
        o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

Name and Address                  Amount and Nature                Percent of
Of Beneficial Owner               of Beneficial Ownership          Class of
                                  of Common Stock                  Common Stock


Colin St.Gerard Binny             157,300                             18.1%
112, MIDDLE ROAD #08-01           (Direct)
MIDLAND HOUSE                     5,527,972 (2)
SINGAPORE 188970                  (Indirect)


Francis Keong Kwong Foong         104,700                              0.3%
112, MIDDLE ROAD #08-01           (Direct)
MIDLAND HOUSE
SINGAPORE 188970


All Directors and Officers
As A Group (2 persons)            5,789,972                           18.4%

(1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person

(2) Based on a total of 5,527,972 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of M2B Media Pte Ltd.


Item 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

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

     3.1            Articles of Incorporation*

     3.2            Amendment to the Articles of Incorporation***

     3.3            Bylaws*

     4.1 Form of Subscription Agreement executed by investors in the Private Placement*

     14.1           Code of Ethics of the Company*

     14.2           Code of Ethics of Senior Officers of the Company*

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


ITEM 14.  PRINCIPAL FEES AND SERVICES.

The following table presents fees for professional audit services rendered by P G Wee & Partners and Mendoza Berger Company LLP for the year ended December 31, 2005 and December 31, 2004.

                                                          2005            2004
                                                        ---------      ---------
             Audit Fees: (1)                            $  76,800      $ 109,130
             Tax Fees: (2)                                  5,000          5,000
                                                        ---------      ---------
                 Total                                  $  81,800      $ 114,130
                                                        =========      =========

(1) Audit Fees: In the years 2005 and 2004, fees were for professional services performed by PG Wee and Partners and Mendoza Berger Company, LLP for the audit of the annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings.

(2) Tax Fees: In the years 2005 and 2004, fees were for professional services performed by Mendoza Berger Company, LLP relating to tax compliance, preparation and filing of returns for the company.

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


                              Date: 4/11/06

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Binny             Chairman, President, Secretary and Director         Date: 4/11/06
------------------------         (principal executive officer)
    Colin Binny


/s/ Francis Foong                    Chief Financial Officer                    Date: 4/11/06
------------------------
    Francis Foong
