Form 10QSB
period 2006-03-31
AMARU INC
filed 2006-05-11
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

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

The number of shares of the registrant's common stock as of April 17, 2006:
34,419,590 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                   F-1

(a)      Consolidated Balance Sheets                                         F-2
(b)      Consolidated Statements of Operations                               F-3
(c)      Consolidated Statement of Shareholders' Equity                      F-4
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Consolidated Financial Statements                          F-6

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations                     1

Item 3.  Controls and Procedures                                              7

PART II. OTHER INFORMATION                                                    7

Item 1.  Legal Proceedings                                                    7

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          7

Item 3.  Defaults On Senior Securities                                        7

Item 4.  Submission of Items to a Vote                                        7

Item 5.  Other Information                                                    7

Item 6.                                                                       7

(a) Exhibits (b) Reports on Form 8K

SIGNATURES AND CERTIFICATES                                                   8

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                TABLE OF CONTENTS

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Operations........................................F-3

Consolidated Statement of Changes in Stockholders' Equity ...................F-4

Consolidated Statements of Cash Flows........................................F-5

Notes to Consolidated Financial Statements...................................F-6


                                     AMARU, INC. & SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                             (UNAUDITED)

                                                                        March 31,          DECEMBER 31,
                                                                           2006                2005
                                                                    ----------------   ------------------
ASSETS
     Current assets
Cash and cash equivalents                                           $     5,195,642    $       4,776,819
Accounts receivable                                                         986,055              842,371
Other receivable                                                             71,323                   --
Deposit for an investment                                                 1,052,613                   --
Other current assets                                                        346,733              247,566
                                                                    ----------------   ------------------
     Total current assets                                                 7,652,366            5,866,756

    Non current assets
Property and equipment, net                                               8,289,952            5,264,130
Product development, net                                                     43,572               60,616
Investment at cost                                                          571,236              441,206
Investments available for sale                                            2,147,580            2,147,580
License, net                                                              6,899,532            6,964,671
                                                                    ----------------   ------------------
   Total non current assets                                              17,951,872           14,878,203
                                                                    ----------------   ------------------

Total assets                                                        $    25,604,238    $      20,744,959
                                                                    ================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Current liabilities
Accounts payable                                                    $       737,230    $         656,484
Deferred tax liability                                                       82,715              157,756
Advances from related parties                                                    --               58,392
                                                                    ----------------   ------------------
    Total current liabilities                                               819,945              872,632

Commitments                                                                                           --

    Shareholders' equity
Preferred stock (par value $0.001)
  5,000,000 shares authorized: 0 shares issued and
  outstanding at March 31, 2006 and December 31, 2005                            --                   --

Common stock (par value $0.001) 200,000,000 shares authorized;
   34,419,590 and 31,397,780 shares issued and outstanding at
   March 31, 2006 and December 31, 2005 respectively                         34,420               31,398
Paid in capital                                                          23,602,311           14,736,743
Subscribed common stock, 0 and 1,418,960 shares at
  March 31, 2006 and December 31, 2005 respectively                              --            4,256,880
Retained earnings                                                         1,134,635              834,379
Comprehensive gain on currency translation                                   12,927               12,927
                                                                    ----------------   ------------------
   Total shareholders' equity                                            24,784,293           19,872,327
                                                                    ----------------   ------------------

Total liabilities and shareholders' equity                          $    25,604,238    $      20,744,959
                                                                    ================   ==================

                                The accompanying notes to financial statements
                                    are an integral part of this statement


                                        AMARU, INC. & SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                         ---------------------------------
                                                         March 31, 2006     March 31, 2005
                                                         --------------     --------------
Revenue:
   Entertainment                                          $  1,002,657       $  1,402,696
   Digit gaming                                              5,873,694                 --
   Other income                                                    786                527
                                                          ------------       ------------
     Total revenue                                           6,877,137          1,403,223

Cost of services                                            (5,788,393)          (878,014)
                                                          ------------       ------------
Gross profit                                                 1,088,744            525,209

Distribution costs                                            (247,434)           (59,361)
Administrative expenses                                       (633,677)          (226,051)
                                                          ------------       ------------
  Total expenses                                              (881,111)          (285,412)

Income from operations                                         207,633            239,797

Other income:
   Interest received                                            17,582                 --
                                                          ------------       ------------
Income before income taxes                                     225,215            239,797
Benefit/(Provision) for income taxes                            75,041            (67,472)

                                                          ------------       ------------
Net income                                                $    300,256       $    172,325
                                                          ============       ============

Earnings per share-basic and diluted                      $       0.01       $       0.01
                                                          ============       ============
Weighted average number of common shares outstanding
- basic and diluted                                         33,694,216         27,234,444
                                                          ============       ============

                            The accompanying notes to financial statements
                               are an integral part of this statement


                                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (UNAUDITED)

                        Preferred Stock       Common Stock
                    --------------------- ---------------------
                                                                  Additional                                              Total
                     Number of  Par Value  Number of  Par value     Paid-in    Subscribed      Retained   Translation  Shareholders'
                      shares    ($0.001)    shares    ($0.001)      capital       stock        earnings       gain       equity
                    ----------------------------------------------------------------------------------------------------------------

Balance
   December 31, 2004      --  $    --    27,200,000  $ 27,200    $  2,932,751   $       --   $   667,634    $  9,188   $  3,636,773

Common stock issued
   for cash               --       --     4,033,000     4,033      11,309,817           --            --          --     11,313,850

Common stock issued
   for repayment of
   account payable        --       --       145,000       145         434,855           --            --          --        435,000

Stock issued for
   services               --       --        19,780        20          59,320           --            --          --         59,340

Common stock subscribed
   for cash
   (1,380,000 shares)     --       --            --        --              --    4,140,000            --          --      4,140,000

Common stock subscribed
   for services
   (38,960 shares)        --       --            --        --              --      116,880            --          --        116,880

Net income                --       --            --        --              --           --       166,745          --        166,745

Comprehensive loss on
   currency translation   --       --            --        --              --           --            --       3,739          3,739
                                                                                                                         ----------
Comprehensive income                                                                                                        170,484
                       -------------------------------------------------------------------------------------------------------------
Balance
   December 31, 2005      --       --    31,397,780    31,398      14,736,743    4,256,880       834,379      12,927     19,872,327

Common stock issued
   for cash               --       --     1,602,850     1,602       4,610,108           --            --          --      4,611,710

Subscribed common stock
   issued                 --       --     1,418,960     1,420       4,255,460   (4,256,880)           --          --             --

Net income                --       --            --        --              --           --       300,256          --        300,256

Comprehensive loss on
  currency translation    --       --            --        --              --           --            --          --             --
                                                                                                                         ----------
Comprehensive income                                                                                                        300,256
                       -------------------------------------------------------------------------------------------------------------

Balance March 31, 2006    --  $    --    34,419,590  $ 34,420    $ 23,602,311   $       --   $ 1,134,635    $ 12,927   $ 24,784,293
                       =============================================================================================================

                        The accompanying notes to financial statements are an integral part of this statement


                               AMARU, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)


                                                                    FOR THE THREE MONTHS ENDED
                                                                March 31, 2006    March 31, 2005
                                                                  -----------       -----------

CASH FLOW FROM OPERATING ACTIVITIES
    Net income                                                    $   300,256       $   172,325
    Adjustments to reconcile net income to cash and cash
     equivalents used or provided by operations:
    Amortization                                                       82,183            33,751
    Depreciation                                                      105,545             4,841

 Changes in operation assets and liabilities
    Accounts receivables                                             (143,684)         (516,713)
    Other receivables                                                 (71,323)          140,737
    Other current assets                                              (99,167)          (30,650)
    Accounts payable and accrued expenses                               5,705            68,784
                                                                  -----------       -----------
Net cash from operating activities                                    179,515          (126,925)

CASH FLOWS FROM INVESTING ACTIVITIES
    Software development cost                                              --           (17,460)
    Acquisition of equipment                                       (3,131,367)         (251,466)
    Deposit paid for an investment                                 (1,052,613)               --
    Acquisition of investment                                        (130,030)               --
                                                                  -----------       -----------
Net cash (used in) investing activities                            (4,314,010)         (268,926)

CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayment of balances due to related party                         (58,392)          (43,203)
   Proceeds from issuance of common stock                           4,611,710           544,625
                                                                  -----------       -----------
Net cash provided by financing activities                           4,553,318           501,422


Effect of exchange rate changes on cash and cash equivalents               --             3,739
                                                                  -----------       -----------

Cash flow from all activities                                         418,823           109,310

Cash and cash equivalents at beginning of period                    4,776,819           644,319
                                                                  -----------       -----------

Cash and cash equivalents at end of period                        $ 5,195,642       $   753,629
                                                                  ===========       ===========

                         The accompanying notes to financial statements
                             are an integral part of this statement

                                              F-5

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2006 AND 2005
                                   (UNAUDITED)


1. BASIS OF PRESENTATION AND REORGANISATION
-------------------------------------------

DESCRIPTION OF BUSINESS
-----------------------

Amaru, Inc. (the "Company") through its subsidiaries under the M2B brand is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals and Third-Generation (3G) devices globally. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to effectively target specific viewer profiles and lifestyles of local and international audiences.

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

REORGANIZATION
--------------

As of February 25, 2004, an agreement was entered into which provides for the reorganization of M2B World Pte. Ltd., a Singapore corporation with and into Amaru, Inc. (Amaru), a Nevada corporation, with M2B World Pte. Ltd. (M2B), becoming a wholly-owned subsidiary of Amaru. The agreement was for the exchange of 100% of the outstanding Common Stock of M2B World Pte. Ltd. for 19,500,000 common shares and 143,000 Series A convertible preferred shares of Amaru, which were each convertible into 38.461538 shares of Amaru common stock.

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

BASIS OF PRESENTATION
---------------------

The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full year.

The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the company's Annual report on Form 10-KSB for the year ended December 31, 2005.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------

PRINCIPLES OF CONSOLIDATION
---------------------------
The consolidated financial statements include the accounts of Amaru, Inc. and its wholly owned subsidiaries. All significant transactions among the consolidated entities have been eliminated upon consolidation.

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

CONCENTRATION OF CREDIT RISK
----------------------------
The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies. Licensing and advertising revenues were concentrated with three customers totaling 100% of these related revenues for the three months ended March 31, 2006 and two customers totaling 100% of these revenues for the three months ended March 31, 2005.

The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore. The Company had been transacting primarily through its Singapore operating entity.

                                                 For the three months
                                                    ended March 31
                                              --------------------------
                                                  2006          2005
                                              -----------    -----------
         Sales outside Singapore              $ 6,853,694     $      --

         Services purchased outside
         of Singapore                         $ 5,742,563     $ 878,014

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

IMPAIRMENT OF LONG-LIVED ASSETS
-------------------------------

The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded in the three months ended March 31, 2006 and the year ended December 31, 2005.

ADVANCES FROM RELATED PARTY
----------------------------

Advances from related party are unsecured, non-interest bearing and payable on demand.

FOREIGN CURRENCY TRANSLATION
----------------------------

Transactions in foreign currencies are measured and recorded in the functional currency, U.S dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At each balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

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

ADVERTISING
-----------

The cost of advertising is expensed as incurred. For the three months ended March 31, 2006 and 2005 the Company incurred advertising expenses of $190,130 and $20,144 respectively.

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

EARNINGS PER SHARE
-------------------

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

RECLASSIFICATIONS
-----------------

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3. PROPERTY AND EQUIPMENT
-------------------------

         Property and equipment consist of the following:

                                                March 31,       December 31,
                                                  2006              2005
                                              -----------       -----------

         Office equipment                     $   469,308       $   431,791
         Film library                           7,994,092         4,905,066
         Motor vehicle                             11,000            11,000
         Furniture, fixture and fittings          101,325            96,501
                                              -----------       -----------
                                                8,575,725         5,444,358

         Accumulated depreciation                (285,773)         (180,228)
                                              -----------       -----------

                                              $ 8,289,952       $ 5,264,130
                                              ===========       ===========

         Depreciation expense was $105,545 for the three months ended March 31, 2006 and $4,841 for the three months ended March 31, 2005


4. PRODUCT DEVELOPMENT
----------------------

         Product development consists of the following:

                                              March 31,      December 31,
                                                2006            2005
                                              ---------       ---------
         Development expenditures             $ 618,561       $ 618,561

         Accumulated amortization              (574,989)       (557,945)
                                              ---------       ---------

                                              $  43,572       $  60,616
                                              =========       =========

         Amortization expense was $17,044 for the three months ended March 31, 2006 and $33,751 for the three months ended March 31, 2005.

5. LICENSE
----------

        License consists of the following:

                                              March 31,        December 31,
                                                2006               2005
                                             -----------       -----------
         Software license                    $ 2,420,227       $ 2,420,227
         Gaming license                        4,690,000         4,690,000
                                             -----------       -----------
                                               7,110,227         7,110,227
         Accumulated amortization               (210,695)         (145,556)
                                             -----------       -----------
                                             $ 6,899,532       $ 6,964,671
                                             ===========       ===========

         Amortization expense was $65,139 for the three months ended March 31, 2006 and $0 for the three months ended March 31, 2005.


6. COMMITMENTS
--------------

         LEASES
         ------

         The Company renewed its lease with a larger office space of about 4,000 square feet, at a monthly rental of $4,204. The new lease period is for three years, expiring on March 16, 2008.
         Rent expense totaled $32,217 for the three months ended March 31, 2006 and $7,781 for the three months ended March 31, 2005.

         Minimum lease payments for the noncancellable operating leases for the years ending December 31,

      2006           2007           2008            Total
 -------------- --------------- --------------- ---------------
    $ 37,836        $ 50,450       $ 10,510       $ 98,796
 ============== =============== =============== ===============


7. GAMING SERVICES
------------------

The Company's wholly owned subsidiary, M2B Commerce Limited purchased the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.


8. CAPITAL STOCK
----------------

COMMON STOCK FOR CASH
---------------------

>From January 23, 2006, to March 31, 2006 the Company issued 1,602,850 shares of common stock through private placement at a price of $3 per share for a total amount of $4,808,550. Consulting fees of $196,840 associated with the issuance of these shares of common stock were deducted from paid-in capital.

In January and February 2006, the Company issued 1,418,960 shares of common stock which had been subscribed. The Company reclassified 4,255,460 from common stock subscribed to common stock and additional paid in capital.

COMMON STOCK ISSUED TO EMPLOYEES
--------------------------------

On December 30, 2005, 33,960 shares of common stock were approved for issue at a price of $3 a share to employees. These shares were issued in January 2006. These shares were issued to the employees for their services to the Company pursuant to the Company's 2004 Equity Compensation Plan (the "Plan"). The shares of Common stock issued to the employees pursuant to the Plan have been registered on the registration statement on Form S-8.

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

9. INCOME TAXES
----------------

The Company files separate tax returns for Singapore and the United States of America.

The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of March 31, 2006 and 2005.

The Company had available approximately $1,811,000 of unused Federal net operating loss carry-forwards at March 31, 2006, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At March 31, 2005, a valuation allowance for the full amount of the net deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be realized.

The Company had available approximately $2,525,370 of unused Singapore capital allowance carry-forwards at March 31, 2006, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.


10. SEGMENT REPORTING
---------------------

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


2006
                                   Entertainment   Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------

Revenues from external customers   $  1,002,657    $  5,873,694    $        786   $  6,877,137
Interest revenue                   $     17,582    $         --    $         --   $     17,582
Interest expense                   $         --    $         --    $         --   $         --
Depreciation and amortization      $    113,089    $     74,639    $         --   $    187,728
Segment (loss) profit              $    212,922    $     82,977    $        786   $    296,685
Segment assets                     $ 14,843,096    $  6,530,580    $  4,230,562   $ 25,604,238
Expenditures for segment assets    $  3,131,367    $         --    $         --   $  3,131,367

Reconciliation :-

REVENUES
--------
Total revenues for reportable segments                            $   6,876,351
Other revenue                                                     $         786
                                                                  -------------
         Total consolidated revenues                              $   6,877,137
                                                                  -------------

INTEREST REVENUE
----------------
Total interest revenue for reportable segments                    $      11,471
Corporate interest revenue                                        $       6,111
                                                                  -------------
         Total consolidated interest revenue                      $      17,582
                                                                  -------------

PROFIT OR LOSS
--------------
Total profit for reportable segments                              $     296,685
Corporate expenses                                                $     (71,470)
                                                                  -------------
         Profit before income tax                                 $     225,215
                                                                  -------------

ASSETS
------
Total assets for reportable segments                              $  21,373,676
Other assets                                                      $   4,230,562
                                                                  -------------
         Total consolidated assets                                $  25,604,238
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
-------------------------------
Total expenditures for assets for reportable segments             $   3,131,367
                                                                  -------------


2005

                                   Entertainment   Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------

Revenues from external customers   $  1,402,696    $         --    $        527   $  1,403,223
Interest revenue                   $          --   $         --    $         --   $         --
Interest expense                   $         --    $         --    $         --   $         --
Depreciation and amortization      $     38,592    $         --    $         --   $     38,592
Segment profit                     $    255,240    $         --    $        527   $    255,767
Segment assets                     $  2,759,449    $         --    $  2,440,227   $  5,199,676
Expenditures for segment assets    $    268,926    $         --    $         --   $    268,926

Reconciliation :-

REVENUES
--------
Total revenues for reportable segments                            $   1,402,696
Other revenue                                                     $         527
                                                                  -------------
         Total consolidated revenues                              $   1,403,223
                                                                  -------------

PROFIT OR LOSS
--------------
Total profit for reportable segments                              $     255,767
Corporate expenses                                                $     (15,970)
                                                                  -------------
         Income before income tax                                 $     239,797
                                                                  -------------

ASSETS
------
Total assets for reportable segments                              $   2,759,449
 Other assets                                                     $   2,440,227
                                                                  -------------
         Total consolidated assets                                $   5,199,676
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
-------------------------------
                                                                  -------------
Total expenditures for assets for reportable segments             $     268,926
                                                                  -------------


11. SUBSEQUENT EVENTS
---------------------

COMMON STOCK ISSUED FOR CASH

On April 3, 2006, the Company issued 2,000,000 shares of common stock through private placement at a price of $3 per share for a total amount of $6,000,000. Consulting fees approximating $510,000 associated with the issuance of these shares of common stock were accrued.

>From April 24, 2006 to April 26, 2006 the Company issued 202,000 shares of common stock through private placement at a price of $5 per share for a total amount of $1,010,000.

COMMON STOCK ISSUED FOR REPAYMENT OF ACCOUNTS PAYABLE

On April 27, 2006, the Company issued 1,748,000 shares of common stock through a private placement at a price of $5 a share for a total amount of $8,740,000 for repayment of accounts payable.

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

For the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005

OVERVIEW

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

    1.  ENTERTAINMENT SITES
        -------------------

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

Broadband Services

a) Content Management System
   The Company launched a state-of-the-art automated Content Management System ("CMS") to enhance its advertising service offered to clients and to provide a new revenue source for the Company. The system allows for the highly specialized programming of video, animation, streaming and flash content to multiple destinations and was demonstrated at the Asia Television Forum (ATF
   2005), a regional platform for media buyers and sellers. As a sponsor at the event, M2B World showcased the automated CMS on plasma screens, together with programming from the wide ranging M2B content library that includes movies, dramas, comedies, documentaries, music, fashion, lifestyle, learning and more.

   Linked by broadband networks and wireless set-top boxes to push content and scheduled advertising at physical premises, the CMS allows businesses the option of presenting targeted content on selected video displays in multiple locations, such as on different levels of a shopping mall, in various spots within a restaurant or club or on separate elevators in the same building.

   In store video panels can also carry individualized messages together with customized content to effectively reach consumers and target audiences within the premises. The Company plans to introduce this integrated CMS and content solution to U.S. clients in 2006. Businesses and advertisers can then readily offer customers feature-rich content with this versatile and easy-to-use CMS designed to advance brand-building activities and widen the advertising options for customer outreach. As a frontrunner in broadband media, this integrated solution underscores M2B's key strength in delivering content for viewing on PCs, 3G mobile phones, PDAs as well as television screens. This is another method by which M2B is continuing to effectively meet the consumer shift toward on-demand and personalized media experiences whether at home or work and now additionally on video screens in stores, restaurants, clubs and other business or leisure outlets.

b) Global Broadband TV Service
   The Company through its wholly owned subsidiaries, M2B World Inc incorporated in the state of California and M2B World Pte. Ltd. incorporated in Singapore, will be offering multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection.

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

M2B World Travel Ltd. will now be able to offer consumers access to the huge range of content available through the Amadeus system, including 500 airlines, 58,000 hotels, and a whole range of other travel content.

The M2B World Travel Website will consistently provide the most competitive rates through its direct connection to the Amadeus System using the Elleipsis TravelTalk(TM) integration platform, which allows M2B to access not only the major travel providers, but an expanded roster of additional suppliers such as low-cost carriers, cruise lines, and widened hotel distribution channels all through one single, easy-to-use platform based on the M2B website, www.m2bworld.com.

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

The M2B travel site is expected to launched in third quarter of2006.


REVENUE

The revenue for the three months ended March 31, 2006 was $6,877,137.

Revenue for the three months ended March 31, 2006 at $6,877,137 was higher than revenue of $1,403,223 for the three months ended March 31, 2005 by $5,473,914 (390%). This increase in revenue was mainly contributed by the digit games in Cambodia which commenced operations in June 2005.

COST OF SALES

Cost of sales for the three months ended March 31, 2006 was $5,788,393 which increased by $4,910,379 (559%) from $878,014 for the three months ended March 31, 2005.

As a proportion of revenue, the cost of sales for the three months ended March 31, 2006 was 84% (cost of sales at $5,788,393 and revenue of $6,877,137) as compared to 63% for the three months ended March 31, 2005 (cost of sales at $878,014 and revenue at $1,403,223).

The significant increase in cost of sales of $4,910,379 (559%) was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for the digit games (lottery).

The proportion of 84% for the three months ended March 31, 2006 compared to the 63% for the three months ended March 31, 2005 was higher as the Company did not incur the cost of managing and operating the operations and game centers in Cambodia for the three months ended March 31, 2005.


DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2006 at $247,434 was higher by $188,073 (317%) as compared to the amount of $59,361 incurred for the three months ended March 31, 2005.

The higher distribution expenses was attributed to increased spending on the branding of the M2B brand, marketing and promoting the global Broadband TV which increased by $169,986 (844%) from $20,144 for the three months ended March 31, 2005 to $190,130 for the three months ended March 31, 2006.


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2006 at $633,677 was higher by $407,626 (180%) as compared to the amount of $226,051 incurred for the three months ended March 31, 2005.

The increase in administrative expenses were attributed mainly to the increase in:-

o Staff costs. Staff costs had increased by $140,320 (233%) from $60,326 for the three months ended March 31, 2005 to $200,646 for the three months ended March 31, 2006 as a result of the increase in the number of professional employees hired to cater to the expanding and growing business;
o Depreciation and license amortization. The increase in depreciation was attributed to the leasehold improvements for the expansion of the office, new editing suites and laptops provided to staff to cater to the demands of the growing business. The increase in license amortization came from the gaming license in Cambodia and the movie contents which have a definite life. The amount increased by $149,136 (386%) from $38,592 for the three months ended March 31, 2005 to $187,728 for the three months ended March 31, 2006; and
o Professional fees incurred for the valuation of a subsidiary and recruitment fees incurred in connection with the hiring of senior staff. The amount of professional fees increased by $39,001 (70%) from $55,515 for the three months ended March 31, 2005 to $94,516 for the three months ended March 31, 2006.


INCOME FROM OPERATIONS

Income from operations registered a slight decrease of $32,164 (13%) from $239,797 for the three months ended March 31, 2005 to $207,633 for the three months ended March 31, 2006.


NET INCOME

Net income for the three months ended March 31, 2006 was $300,256 which increased by $127,931 (74%) from $172,325 for the three months ended March 31, 2005.

The increase was mainly attributed to interest income earned and write back of deferred tax.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $5,195,642 at March 31, 2006 as compared to cash of $753,629 at March 31, 2005.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2006, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the company's intended growth and expansion. The Company has plans in 2006 to expand its broadband coverage by launching new broadband sites in North America, Europe and Australia.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2006. The server farm will be expanded in the US to handle the North American business and the global Broadband TV service. By the second quarter of 2006, the Company plans to offer multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection. This service is to be available in the US and Singapore in June 2006 with about 40 channels available to customers. The Company intends to provide a similar service to broadband users worldwide in later part of 2006.
In the third quarter of 2006, the Company plans to launch an innovative travel e-commerce portal, marketing travel products through a revolutionary world first video travel portal and providing distribution and technology solutions for the travel industry.

The Company is continuing to raise additional funds through its private placement of equity to fund all business expansions and working capital. For the three months ended March 31, 2006, the Company raised a total of $4,611,710, net of issuance costs of $196,840.

The Company believes that it can continue to raise funds through private placement of its securities to fund its growth and expansion.


NEW CONTRACTS

There are three new contracts entered into in the quarter ended March 31, 2006:

On January 12, 2006, the Company through its subsidiary, M2B Commerce Limited (British Virgin Islands)entered into an investment agreement with Khoo Kim Leng. Khoo Kim Leng is the beneficial owner of Dai Long Co who intends to develop and operate an integrated resort in the Kingdom of Cambodia consisting of hotel, guest house, shopping arcade, entertainment and amusement centre and some gaming tables. Pursuant to the terms of the Agreement, M2B Commerce Limited will acquire 25% beneficial ownership in Dai Long for $3million. A downpayment of $1.24million shall be paid within 30 days from signing of the Agreement. The initial downpayment of $1.24million shall be converted into 5% equity of Dai Long. The remaining $1.76million of the agreed payment shall be made within 90 days of the signing of the Agreement, pursuant to the results of the feasibility and land valuation study as stated in the Agreement.

In the event, M2B Commerce Limited is not able to continue with the investment, all monies invested shall be converted into equity as follows : $1.24million for 5% equity shares of Dai Long, US$1.76million for 20% equity shares of Dai Long, prorated accordingly in the event of partial payment by M2B Commerce Limited.

On March 14, 2006, the Company through its subsidiary, M2B Commerce Limited (British Virgin Islands) entered into a five year agreement with an ISP provider in Cambodia, Cogetel Limited, a Cambodian corporation, to offer its interactive, on-demand broadband entertainment platform and its proprietary micro-payment system to the Cambodian-based company which holds the Online brand.

On March 15, 2006, the Company through its subsidiary, M2B World Travel Ltd. entered into an agreement with a travel service provider in China, China International Travel Services (CITS, Sichuan Province) that will facilitate the linking of the M2B World Travel platform with the CITS network within the major tourist hubs in China beginning with Sichuan.

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2. Unregistered sales of equity securities and use of proceeds

During the quarter ended March 31,2006, the Company issued 1,602,850 shares of common stock through its private placement of shares of common stock at a purchase price of $3 per share for a total amount of $4,808,550 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Consulting fees of $196,840 associated with the issuance of these shares of common stock were deducted from paid-in capital. The proceeds of the sale were used for growth and expansion of the business.

The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933.

Item 3. Defaults on senior securities                         NONE

Item 4. Submission of items to a vote                         NONE

Item 5. Other information

Sales of Unregistered Securities

On April 3, 2006, the Company issued 2,000,000 shares of common stock through private placement at a price of $3 per share for a total amount of $6,000,000 to accredited investors only. The Company completed its private placement which commenced in February, 2005.

>From April 24, 2006 to April 26, 2006 the Company issued 202,000 shares of common stock through its new private placement of up to $10 million at a purchase price of $5 per share for a total amount sold of $1,010,000. On April 27, 2006, the Company issued 1,748,000 shares of common stock in the same private placement at a purchase price of $5 a share for a total amount of $8,740,000 for repayment of accounts payable. The use of proceeds includes working capital and business expansion of the Company.

The shares issued in the private placements set forth above were issued in reliance on Section 506 of the Regulation D and/or Regulation S of the Securities Act of 1933.


Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter:

Form 8-K filed on January 4, 2006
Form 8-K filed on January 9, 2006
Form 8-K filed on January 18, 2006
Form 8-K filed on January 30, 2006
Form 8-K/A filed on February 22, 2006
Form 8-K filed on March 9, 2006

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMARU, INC.
Date: May 11, 2006
                               By  /s/ Colin Binny
                                   --------------------------------------------
                                   President

                               By  /s/ Francis Foong
                                   --------------------------------------------
                                   Chief Financial Officer