Form 10QSB
period 2006-06-30
AMARU INC
filed 2006-08-11
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006


( ) Transition report pursuant of Section 13 or 15(d) of the Securities Exchange Act of 1939 for the transition period ____ to______


                        COMMISSION FILE NUMBER 000-32695


                                   AMARU, INC.
             (Exact name of registrant as specified in its charter)


                  Nevada                                 88-0490089
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation  (IRS Employer Identification No.)
          incorporation or organization)


  112 Middle Road, #08-01 Midland House, Singapore 188970 (011) (65) 6332 9287
--------------------------------------------------------------------------------
    (Address of Principal Executive Offices, including Registrant's zip code and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports,), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]                                     No [ ]


The number of shares of the registrant's common stock as of August 11, 2006:
153,598,528 shares.


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
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Consolidated Financial Statements                          F-6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             1


Item 3.  Controls and Procedures                                               7



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           8


Item 3.  Defaults Upon Senior Securities                                       8


Item 4.  Submission of Items to a Vote                                         8


Item 5.  Other Information                                                     8


Item 6.  Exhibits and Reports on Form 8K                                       8


SIGNATURES AND CERTIFICATES                                                    9

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                TABLE OF CONTENTS

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statement of Changes in Stockholders' Equity                    F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

                                   AMARU, INC AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                                                             JUNE 30,    DECEMBER 31,
                                                              2006          2005
                                                           -----------   -----------

ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $ 6,048,949   $ 4,776,819
Accounts receivable                                            486,064       842,371
Other receivable                                                17,528            --
Deposit for an investment                                    1,852,613            --
Prepayment to a supplier                                     1,098,000            --
Other current assets                                           790,013       247,566
                                                           -----------   -----------
     Total current assets                                   10,293,167     5,866,756

NON CURRENT ASSETS
Property and equipment, net                                 19,679,396     5,264,130
Product development, net                                        27,765        60,616
Investment at cost                                             879,664       441,206
Investments available for sale                               2,147,580     2,147,580
License, net                                                 9,224,392     6,964,671
                                                           -----------   -----------
     Total non current assets                               31,958,797    14,878,203
                                                           -----------   -----------

Total assets                                               $42,251,964   $20,744,959
                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                      $ 1,217,027   $   656,484
Advances from related parties                                       --        58,392
                                                           -----------   -----------
     Total current liabilities                               1,217,027       714,876

NON-CURRENT LIABILITIES
Deferred tax liability                                          91,291       157,756
                                                           -----------   -----------
     Total liabilities                                       1,308,318       872,632

Commitments                                                         --            --

SHAREHOLDERS' EQUITY
Preferred stock (par value $0.001)
     5,000,000 shares authorized: 0 shares issued and
     outstanding at June 30, 2006 and December 31, 2005,
     respectively                                                   --            --
Common stock (par value $0.001) 200,000,000 shares
     authorized; 153,478,360 and 125,591,120 shares
     issued and outstanding at June 30, 2006 and
     December 31, 2005 respectively                            153,478       125,591
Paid-in capital                                             38,722,403    14,642,550
Subscribed common stock, 0 and 5,675,840 shares at
     June 30, 2006 and December 31, 2005 respectively               --     4,256,880
Retained earnings                                            2,054,838       834,379
Comprehensive gain on currency translation                      12,927        12,927
                                                           -----------   -----------
     Total shareholders' equity                             40,943,646    19,872,327
                                                           -----------   -----------
Total liabilities and shareholders' equity                 $42,251,964   $20,744,959
                                                           ===========   ===========

   The accompanying notes form an integral part of these financial statements.

                                      F-2





                                   AMARU, INC AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                          FOR THE SIX MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                       ------------------------------    ------------------------------
                                          JUNE 30,         JUNE 30,          JUNE 30,        JUNE 30,
                                            2006            2005              2006            2005
                                       -------------    -------------    -------------    -------------
Revenue:
     Entertainment                     $   3,215,479    $   2,771,267    $   2,212,822    $   1,368,571
     Digit gaming                         11,094,343        1,964,491        5,220,649        1,964,491
     Other income                              1,144              941              358              414
                                       -------------    -------------    -------------    -------------
     Total revenue                        14,310,966        4,736,699        7,433,829        3,333,476

Cost of services                         (10,973,303)      (3,717,913)      (5,184,910)      (2,839,899)
                                       -------------    -------------    -------------    -------------
Gross profit                               3,337,663        1,018,786        2,248,919          493,577

Distribution costs                          (559,529)        (200,470)        (312,095)        (141,109)
Administrative expenses                   (1,682,011)        (619,407)      (1,048,334)        (393,356)
                                       -------------    -------------    -------------    -------------
Total expenses                            (2,241,540)        (819,877)      (1,360,429)        (534,465)
                                       -------------    -------------    -------------    -------------

Income (Loss) from operations              1,096,123          198,909          888,490          (40,888)

Other income:
Interest received                             57,871            1,081           40,289            1,081
                                       -------------    -------------    -------------    -------------
Income (Loss) before income taxes          1,153,994          199,990          928,779          (39,807)

Benefit (Provision) for Income taxes          66,465           (1,244)          (8,576)          66,228
                                       -------------    -------------    -------------    -------------
Net income                             $   1,220,459    $     198,746    $     920,203    $      26,421
                                       =============    =============    =============    =============


Earnings per share
   - basic and diluted                 $       0.009    $       0.002    $       0.006    $       0.000
                                       =============    =============    =============    =============

Weighted average number of common
     shares outstanding
   - basic and diluted                   142,983,737      112,092,088      151,100,426      115,211,736
                                       =============    =============    =============    =============


           The accompanying notes form an integral part of these financial statements.

                                               F-3





                                                   AMARU, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                           (UNAUDITED)


                   PREFERRED STOCK             COMMON STOCK
                 --------------------         ---------------
                  NUMBER                                      ADDITIONAL                                                  TOTAL
                    OF   PAR VALUE  NUMBER OF    PAR VALUE     PAID-IN      SUBSCRIBED      RETAINED     TRANSLATION  SHAREHOLDERS'
                  SHARES  ($0.001)   SHARES      ($0.001)      CAPITAL        STOCK         EARNINGS        GAIN         EQUITY
                 ------   -------  -----------   ---------   ------------   ------------   ------------   ----------   ------------

Balance at
 December 31,
 2004                 --   $  --   108,800,000   $ 108,800   $  2,851,151             --   $    667,634   $    9,188   $  3,636,773

Common stock
 issued for cash      --      --    16,132,000      16,132     11,297,719             --             --           --     11,313,851

Common stock
 issued for
 repayment of
 account payable      --      --       580,000         580        434,420             --             --           --        435,000

Stock issued
 for services         --      --        79,120          79         59,260             --             --           --         59,339

Common stock
 subscribed for
 cash (5,520,000
 shares)              --      --            --          --             --      4,140,000             --           --      4,140,000

Common stock
 subscribed for
 services
 (155,840 shares)      --      --            --          --             --        116,880             --           --        116,880

Net income            --      --            --          --             --             --        166,745           --        166,745

Comprehensive
 gain on currency
 translation          --      --            --          --             --             --             --        3,739          3,739
                                                                                                                       ------------
Comprehensive
 income               --      --            --          --             --             --             --           --        170,484

                    ----   -----   -----------   ---------   ------------   ------------   ------------   ----------   ------------
Balance at
 December 31,
 2005                 --      --   125,591,120     125,591     14,642,550      4,256,880        834,379       12,927     19,872,327

Common stock
 issued for cash      --      --    15,219,400      15,219     11,095,641             --             --           --     11,110,860

Subscribed common
 stock issued         --      --     5,675,840       5,676      4,251,204     (4,256,880)            --           --             --

Common stock
 issued in
 exchange for
 acquisition of
 film library         --      --     6,992,000       6,992      8,733,008             --             --           --      8,740,000

Net income            --      --            --          --             --             --      1,220,459           --      1,220,459

Comprehensive
 gain on currency     --      --            --          --             --             --             --           --             --
 translation
                                                                                                                       ------------
Comprehensive
 income               --      --            --          --             --             --             --           --      1,220,459

                    ----   -----   -----------   ---------   ------------   ------------   ------------   ----------   ------------
Balance at June
 30, 2006             --   $  --   153,478,360   $ 153,478   $ 38,722,403   $         --   $  2,054,838   $   12,927   $ 40,943,646
                    ====   =====   ===========   =========   ============   ============   ============   ==========   ============


                           The accompanying notes form an integral part of these financial statements.

                                                              F-4






                                   AMARU, INC AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                 FOR THE SIX MONTHS ENDED
                                                               ----------------------------

                                                                 JUNE 30,        JUNE 30,
                                                                   2006            2005
                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                     $  1,220,459    $    198,746
Adjustments to reconcile net income to cash and
     cash equivalents used or provided by operations:
     Amortization                                                   173,130         104,815
     Depreciation                                                   231,058          26,393
Changes in operation assets and liabilities
     Accounts receivable                                            356,307        (582,330)
     Other receivables                                              (17,528)        680,737
     Other current assets                                        (1,640,447)        (90,577)
     Accounts payable and accrued expenses                          494,078         250,338
                                                               ------------    ------------
Net cash generated from operating activities                        817,057         588,122

CASH FLOWS FROM INVESTING ACTIVITIES
Software development reduction                                           --         (17,460)
Acquisition of equipment                                         (5,906,324)     (2,665,664)
Acquisition of license                                           (2,400,000)     (3,905,000)
Acquisition of investments                                         (438,458)       (145,431)
Deposit paid for an investment                                   (1,852,613)             --
                                                               ------------    ------------
Net cash used in investing activities                           (10,597,395)     (6,733,555)

CASH FLOWS FROM FINANCING ACTIVITIES
Payable to related party                                            (58,392)        (72,892)
Issuance of common stock for cash                                11,110,860       6,749,500
                                                               ------------    ------------
Net cash provided by financing activities                        11,052,468       6,676,608

Effect of exchange rate changes on cash and cash equivalents             --           3,739
                                                               ------------    ------------

CASH FLOWS FROM ALL ACTIVITIES                                    1,272,130         534,914

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,776,819         644,319
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        6,048,949       1,179,233
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock in exchange for repayment of accounts payable     $         --    $    435,000
Common stock in exchange for acquisition of film library       $  8,740,000    $         --
Subscribed common stock issued                                 $  4,256,880    $         --
                                                               ============    ============


           The accompanying notes form an integral part of these financial statements.

                                              F-5

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

1   BASIS OF PRESENTATION AND REORGANIZATION

    1.1   Description of Business


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

          The Company's goal is to provide on-line entertainment and education on-demand on Broadband channels, Internet portals, 3G devices and TV set-top boxes across the globe; for specific and identified viewer lifestyles, demographics and interests; and to tie the viewing experience to an on-line shopping experience. This is to enable two leisure activities to be rolled into one for the ultimate convenience and reaching out to a global viewing audience.

    1.2   Reorganization

          As of February 25, 2004, an agreement was entered into which provided for the reorganization of M2B World Pte. Ltd., a Singapore corporation with and into Amaru, Inc. (Amaru), a Nevada corporation, with M2B World Pte. Ltd. (M2B), becoming a wholly-owned subsidiary of Amaru. According to the agreement, there was an exchange of 100% of the outstanding Common Stock of M2B World Pte. Ltd. for 19,500,000 Common Shares and 143,000 Series A Convertible Preferred Shares of Amaru, which were each convertible into 38.461538 shares of Amaru common stock.

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

    1.3   Basis of Presentation

          The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full year.

          The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's Annual report on Form 10-KSB for the year ended December 31, 2005.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


2   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    2.1   Principles of Consolidation

          The consolidated financial statements reflect the accounts of Amaru, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated upon consolidation.


    2.2   Use of Estimates

          The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

          Management has not made any subjective or complex judgments, the application of which would result in any material differences in reported results.


    2.3   Concentration of Credit Risk

          The credit risk is primarily attributable to the Company's trade receivables. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies.

          Licensing and advertising revenues were concentrated with four customers totalling 100% of these related revenues for the six months ended June 30, 2006 and three customers totaling 100% of these related revenues for the six months ended June 30, 2005.

          The Company's operations are conducted over the world wide web and some purchases are made from locations outside of U.S.


                                               FOR THE SIX MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                              -------------------------   --------------------------
                                               JUNE 30,       JUNE 30,      JUNE 30,      JUNE 30,
                                                 2006           2005          2006          2005
                                             ----------     ----------    ----------     -----------

          Sales outside of U.S                $14,310,996   $ 4,736,699   $ 7,433,829   $ 3,333,476

          Services purchased outside of U.S   $10,957,064   $ 3,714,828   $ 5,183,218   $ 2,836,814

    2.4   Cash and Cash Equivalents

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

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


    2.5   Revenues

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

    2.6   Costs of Services

          The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period incurred.

    2.7   Licensing Rights

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


    2.8   Trade and Other Receivables

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


    2.9   Property and Equipment

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

          The film library rights which were purchased for a specific period are stated at cost and are amortized over the period of the contract, which is two to ten years. The film library rights which were purchased and have indefinite lives are not being amortized and are stated at cost.


    2.10  Product Development

          The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002. The Company projects that these development costs will be useful for up to five years before additional significant development needs to be done.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


    2.11  Impairment of Long-Lived Assets

          The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded for the six months ended June 30, 2006 and 2005.


    2.12  Advances from Related Party

          Advances from related party are unsecured, non-interest bearing and payable on demand.


    2.13  Foreign Currency Translation

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


    2.14  Investments

          The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). There are no investments classified as trading or held-to-maturity as of June 30, 2006 and December 31, 2005.

          Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary will result in an impairment, which is charged to earnings.

          Available-for-sale securities that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company's cost method investments include companies involved in the broadband and entertainment industry. The Company uses available qualitative and quantitative information to evaluate all cost method investment impairments at least annually.


    2.15  Advertising

          The cost of advertising is expensed as incurred. For the six months ended June 30, 2006 and 2005, the Company incurred advertising expenses of $421,831 and $99,344 respectively. For the three months ended June 30, 2006 and 2005, the Company incurred $231,701 and $79,200 of advertising expenses respectively.


    2.16  Income Taxes

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

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


    2.17  Earnings Per Share

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


    2.18  Financial Instruments

          The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses, notes payable, and other liabilities approximate their fair value.


    2.19  Reclassifications

          Certain amounts in the previous periods presented have been reclassified to conform to the current period's financial statement presentation.


3   PROPERTY AND EQUIPMENT

    Property and equipment consist of the following:

                                                   JUNE 30,         DECEMBER 31,
                                                     2006               2005
                                                ------------       ------------

    Office equipment                            $    567,477       $    431,791
    Film Library                                  19,392,573          4,905,066
    Motor vehicle                                     11,000             11,000
    Furniture, fixture and fittings                  119,632             96,501
                                                ------------       ------------
                                                  20,090,682          5,444,358
    Accumulated depreciation                        (411,286)          (180,228)
                                                ------------       ------------
                                                $ 19,679,396       $  5,264,130
                                                ============       ============

    Depreciation expense was $231,058 for the six months ended June 30, 2006 and $26,393 for the six months ended June 30, 2005.

4   PRODUCT DEVELOPMENT


    Product development consists of the following:

                                                    JUNE 30,        DECEMBER 31,
                                                      2006              2005
                                                   ---------          ---------

    Development expenditures                       $ 618,561          $ 618,561
    Accumulated amortization                        (590,796)          (557,945)
                                                   ---------          ---------
                                                   $  27,765          $  60,616
                                                   =========          =========

    Amortization expense was $32,851 for the six months ended June 30, 2006 and $69,454 for the six months ended June 30, 2005.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


5   LICENSE

    License consists of the following:

                                                   JUNE 30,         DECEMBER 31,
                                                    2006               2005
                                                -----------         -----------

    Software license                            $ 2,420,227         $ 2,420,227
    Gaming license                                7,090,000           4,690,000
                                                -----------         -----------
                                                  9,510,227           7,110,227
    Accumulated amortization                       (285,835)           (145,556)
                                                -----------         -----------
                                                $ 9,224,392         $ 6,964,671
                                                ===========         ===========

    Amortization expense was $140,279 for the six months ended June 30, 2006 and $35,361 for the six months ended June 30, 2005.


6   LEASES COMMITMENT

    The Company leases a number of office spaces under operating leases. The leases typically run for an initial period of three, with an option to renew the lease after that date.

    Rent expense totaled $74,610 for the six months ended June 30, 2006 and $19,617 for the six months ended June 30, 2005.

    Minimum lease payments for the noncancellable operating lease for the years ending December 31,

     2006                         $   88,002
     2007                         $  176,006
     2008                         $  136,066
     2009                         $   52,315
                                  ----------
     Total                        $  452,389
                                  ==========

7   GAMING SERVICES

    The Company's wholly owned subsidiary, M2B Commerce Limited purchased the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


8   CAPITAL STOCK

    (a)   Common stock issued for cash

          From January 23, 2006 to April 23, 2006, the Company issued 14,411,400 shares of common stock through a private placement at a price of $0.75 per share for a total amount of $10,808,550.

          From April 24, 2006 to April 26, 2006, the Company issued 808,000 shares of common stock through its new private placement at a price of $1.25 per share for a total amount sold of $1,010,000.

          This brings the total amount of cash raised through the private placement of shares of common stock in the six months ended June 30, 2006 to $11,818,550.

          Offering costs of $707,690 associated with the issuance of these shares of common stock were deducted from paid in capital.

    (b)   Common stock issued for acquisition of film library

          On April 27, 2006, the Company issued 6,992,000 shares of common stock through a private placement at a price of $1.25 per share for a total amount of $8,740,000 for the acquisition of film library.

    (c)   Stock subscriptions

          During the six months ended June 30, 2006, the Company issued 5,675,840 shares for stock subscriptions value at $4,256,880.

    (d)   Stock split

          On May 16, 2006, the Company effected a 1-for-4 forward stock split of its outstanding shares of common stock. A total of 38,369,590 shares of common stock of the Company issued and outstanding as of the effective date had been changed into shares of common stock of the Company in the ratio of 1 pre-split share to 4 post-split shares. After the forward stock split and as at June 30, 2006, the Company have 153,478,360 shares of common stock issued and outstanding. All references to per stock amounts in the consolidated financial statements reflect the forward stock split.


9   INCOME TAXES

    The Company files separate tax returns for Singapore and the United States of America. The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of June 30, 2006 and 2005.

    The Company had available approximately $1,440,000 of unused Federal net operating loss carry-forwards at June 30, 2006, that may be applied against future taxable income. These net operating loss carry-forwards expire for Federal purposes in 2025. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

    SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At June 30, 2006, a valuation allowance for the full amount of the net United States deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be realized.

    The Company had available approximately $2,940,000 of unused Singapore capital allowance carry-forwards at June 30, 2006, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


10  SEGMENT REPORTING


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

2006                                    ENTERTAINMENT    DIGIT GAMING        OTHER            TOTAL
                                        --------------  --------------   -------------  ---------------

Revenues from external customers        $   3,215,479   $  11,094,343    $      1,144   $   14,310,966
Interest revenue                        $      57,871   $          --    $         --   $       57,871
Depreciation and amortization           $     244,908   $     159,280    $         --   $      404,188
Segment profit (loss)                   $   1,472,129   $    (197,815)   $      1,144   $    1,275,458
Segment assets                          $  25,837,054   $   9,213,037    $  7,201,873   $   42,251,964
Expenditures for segment assets         $  14,646,324   $          --    $         --   $   14,646,324

Reconciliation:-
REVENUES
Total revenues for reportable segments                                                  $   14,309,822
Other revenue                                                                           $        1,144
                                                                                        ---------------
Total consolidated revenues                                                             $   14,310,966
                                                                                        ===============

INTEREST REVENUE
Total interest revenue for reportable segments                                          $       27,522
Corporate interest revenue                                                              $       30,349
                                                                                        ---------------
Total consolidated interest revenues                                                    $       57,871
                                                                                        ===============

PROFIT OR LOSS
Total profit for reportable segments                                                    $    1,275,458
Corporate expenses                                                                      $     (121,464)
                                                                                        ---------------
Profit before income tax                                                                $    1,153,994
                                                                                        ===============

ASSETS
Total assets for reportable segments                                                    $   35,050,091
Other assets                                                                            $    7,201,873
                                                                                        ---------------
Total consolidated assets                                                               $   42,251,964
                                                                                        ===============

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments                                   $   14,646,324
                                                                                        ===============


The Company entered into a licensing agreement for its Pony set top boxes on June 6, 2006. The Company received a licensing fee of $2,100,000 for sale of licensing rights for its Pony-set top boxes on a non-exclusive basis in four
Asian countries. The revenue from this sale of licensing rights is included in entertainment segment revenues for the three and six months ended June 30, 2006.

                                      F-13





                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)


2005                                    ENTERTAINMENT    DIGIT GAMING        OTHER           TOTAL
                                        --------------  --------------   -------------  ---------------

Revenues from external customers        $   2,771,267   $   1,964,491    $        941   $    4,736,699
Interest revenue                        $       1,081   $          --    $         --   $        1,081
Depreciation and amortization           $     115,930   $      15,278    $         --   $      131,208
Segment profit                          $     202,801   $      87,548    $        941   $      291,290
Segment assets                          $   5,481,265   $   3,504,633    $  2,596,939   $   11,582,837
Expenditures for segment assets         $   2,665,664   $          --    $         --   $    2,665,664

Reconciliation:-
REVENUES
Total revenues for reportable segments                                                  $    4,735,758
Other revenue                                                                           $          941
                                                                                        ---------------
Total consolidated revenues                                                             $    4,736,699
                                                                                        ===============

INTEREST REVENUE
Total interest revenue for reportable segments                                          $        1,081
Corporate interest revenue                                                              $           --
                                                                                        ---------------
Total consolidated interest revenues                                                    $        1,081
                                                                                        ===============

PROFIT OR LOSS
Total profit for reportable segments                                                    $      291,290
Corporate expenses                                                                      $      (91,300)
                                                                                        ---------------
Profit before income tax                                                                $      199,990
                                                                                        ===============

ASSETS
Total assets for reportable segments                                                    $    8,985,898
Other assets                                                                            $    2,596,939
                                                                                        ---------------
Total consolidated assets                                                               $   11,582,837
                                                                                        ===============

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments                                   $    2,665,664
                                                                                        ===============


11  SUBSEQUENT EVENT

    From July 3, 2006 to July 24, 2006, the Company issued 120,168 shares of common stock through private placement at a price of $1.50 per share for a total amount of $180,252. Consulting fees approximately $15,321 associated with the issuance of these shares of common stock were accrued.

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

The following discussion should be read in conjunction with selected financial data and the consolidated financial statements and notes to consolidated financial statements.


RESULTS OF OPERATIONS

The six months and three months ended June 30, 2006 compared with the six months and three months ended June 30, 2005.


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

Business Operations
-------------------

Our principal operations are carried out through the following three segments of our business:

1. ENTERTAINMENT SERVICES - Video on-Demand services for entertainment and education, providing the Company with advertising, subscriptions, online games and e-commerce (B2B and B2C) revenues.

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

The Company's offers the following products on the VOD platform :

o Entertainment - Consumers pay a monthly subscription for access to movies, music, glamour and fashion, lifestyle (hobbies, cooking, personalities), documentaries, sports, health and fitness and others. They can choose from a large number of different channels depending on their interests or lifestyle preferences.

o Adult Education - Consumers pay a monthly subscription to view program on management skills, communication skills, decision making, customer services and sales, motivation, presentation and writing skills, counseling and others.

With this strategy, the Company generates diversified sources of revenue from:

a) Advertising i.e. program & channel sponsorship

b) Online subscriptions

c) Channel/portal development i.e. digital programming services

d) Content aggregation and syndication

e) Broadband consulting services and online shopping turnkey solutions

f) E-commerce services

g) Online gaming micro-payments


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

b)   Global Broadband TV Service

     The Company through its wholly owned subsidiaries, M2B World, Inc. incorporated in the state of California and M2B World Pte. Ltd. incorporated in Singapore, will be offering multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection.

     The service has been in operation in US and Singapore in July 2006 and it is expected that 40 channels will be available to customers. Anyone subscribing to a local Internet service provider will be able to tune in to the service on a subscription basis. Subscribers will be provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They will be able to watch the programs on their TV sets. The Company plans to extend this service to broadband users worldwide in the later part of 2006.


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

The M2B travel site is expected to be launched by the end of 2006.


REVENUE

The revenue for the six months ended June 30, 2006 increased by $9,574,267 (202%), from $4,736,699 for the six months ended June 30, 2005 to $14,310,966 for the six months ended June 30, 2006. The revenue for the three months ended June 30, 2006 increased by $4,100,353 (123%), from $3,333,476 to $7,433,829 for the three months ended June 30, 2005 and 2006, respectively.

This increase in revenue was mainly contributed by the digit games in Cambodia which commenced operations in June 2005 as well as from the sale of Pony set-top boxes licensing rights on a non-exclusive basis in four Asian countries. The revenue from this sale of licensing rights is included in entertainment segment revenues for the three months and six months ended June 30, 2006.


COST OF SALES

Cost of sales for the six months ended June 30, 2006 was $10,973,303 which increased by $7,255,390 (195%) from $3,717,913 for the six months ended June 30, 2005.

As a proportion of revenue, the cost of sales for the six months ended June 30, 2006 was 77% (cost of sales at $10,973,303 and revenue at $14,310,966) as compared to 78% for the six months ended June 30, 2005 (cost of sales at $3,717,913 and revenue at $4,736,699).

Cost of sales for the three months ended June 30, 2006 was $5,184,910 which increased by $2,345,011 (83%) from $2,839,899 for the three months ended June 30, 2005.

The significant increase in cost of sales of $7,255,390 and $2,345,011 for the six months and three months ended June 30, 2006 was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for digit games (lottery).

As a proportion of revenue, the cost of sales for the three months ended June 30, 2006 was 83% (cost of sales at $5,184,910 and revenue at $7,433,829) as compared to 85% for the three months ended June 30, 2005 (cost of sales at $2,839,899 and revenue at $3,333,476), which is marginally constant.


DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2006 at $559,529 was higher by $359,059 (179%) as compared to the amount of $200,470 incurred for the six months ended June 30, 2005.

The higher distribution expenses was attributed to increased spending on the branding of the M2B brand, marketing and promoting the global Broadband TV which increased by $322,487 (325%) from $99,344 for the six months ended June 30, 2005 to $421,831 for the six months ended June 30, 2006.

Distribution expenses for the three months ended June 30, 2006 at $312,095 was higher by $170,986 (121%) as compared to the amount of $141,109 for the three months ended June 30, 2005.

The higher amount spent for the three months ended June 30, 2006 was attributed to the higher expenditure on advertising and marketing which increased by $152,501 (193%) from $79,200 to $231,701 for the three months ended June 30, 2005 and 2006, respectively. The higher spending in the three months ended June 30, 2006 resulted from a publicity launch of the Company's global broadband TV services.


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June 30, 2006 at $1,682,011 was higher by $1,062,604 (172%) as compared to the amount of $619,407 incurred for the six months ended June 30, 2005.

Administration expenses for the three months ended June 30, 2006 at $1,048,334 was higher by $654,978 (167%) as compared to the amount of $393,356 incurred for the three months ended June 30, 2005.

The increase in administration expenses for the six months and three months ended June 30, 2006 were attributed mainly to increases in:

o Staff costs. Staff costs had increased by $430,929 (245%) from $176,236 for the six months ended June 30, 2005 to $607,165 for the six months ended June 30, 2006. Similarly, for the three months ended June 30, 2006, staff cost had increased by $290,609 (251%) from $115,910 to $406,519 for the three months ended June 30, 2005 and 2006 respectively. The increase in staff cost resulted from the increase in the number of professional employees hired to cater to the expanding and growing business and the payment of mid-year bonuses.

o Depreciation and license amortization attributed to the leasehold improvements for the expansion of the office and new editing suites to cater to the demands of the growing business. The increase in license amortization came from the on-line games license and gaming license in Cambodia. The amount increased by $272,980 (208%) and $123,844 (134%) for the six months and three months ended June 30, 2006 as compared to the six months and three months ended June 30, 2005 respectively.


NET INCOME

For the six months ended June 30, 2006, net income was $1,220,459 which increased by $1,021,713 (514%) from $198,746 for the six months ended June 30, 2005. For the three months ended June 30, 2006, net income was $920,203 which increased by $893,782 (3,383%) from $26,421 for the three months ended June 30, 2005.

The significant increase in net income for the six months and three months ended June 30, 2006 was due to the revenue generated from the sale of distribution rights and lower cost of services offset by higher distribution expenses and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $6,048,949 at June 30 2006 as compared to cash of $4,776,819 at December 31, 2005.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the six months ended June 30, 2006, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk and price risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2006 to expand its broadband coverage by launching new broadband sites in North America, Europe and Australia.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2006. The server farm will be expanded in the US to handle the North American business and the global Broadband TV service. The Company plans to offer multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection. This service has been made available in the US and Singapore in July 2006 with more than 40 channels available to customers. The Company intends to provide a similar service to broadband users worldwide in later part of 2006.

By the end of 2006, the Company plans to launch an innovative travel e-commerce portal, marketing travel products through a revolutionary world first video travel portal and providing distribution and technology solutions for the travel industry.

The Company is continuing to raise additional funds through its private placement of equity to fund all business expansions and working capital. For the six months ended June 30, 2006, the Company raised a total of $11,110,860, net of issuance costs of $707,690.

The Company believes that it can continue to raise funds through private placement of its securities to fund its growth and expansion.



ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of June 30, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.


Item 2.  Unregistered sales of equity securities and use of proceeds

From January 23, 2006 to April 3, 2006, the Company issued 14,411,400 shares of common stock at a price of $0.75 per share for a total amount of $10,808,550 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

On April 27, 2006, the Company issued 808,000 shares of common stock through its new private placement of up to $10 million at a purchase price of $1.25 per share for a total amount of $1,010,000 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

Offering costs of $707,690 associated with the issuance of these shares of common stock were deducted from paid in capital. The use of the proceeds includes working capital and business expansion of the Company.

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

(a)  Exhibits
     --------

     Exhibit No.     Description

     Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

     Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

(b)  Reports on 8K during the quarter:

      Form 8-K filed on April 6, 2006

      Form 8-K filed on April 13, 2006

      Form 8-K filed on April 24, 2006

      Form 8-K filed on April 26, 2006

      Form 8-K filed on April 28, 2006

      Form 8-K filed on May 11, 2006

      Form 8-K filed on May 17, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMARU, INC.

Date: August 11, 2006

                               By  /s/ Colin Binny
                                   --------------------------------------------
                                   President



                               By  /s/ Francis Foong
                                   --------------------------------------------
                                   Chief Financial Officer