Form 10QSB
period 2006-09-30
AMARU INC
filed 2006-10-19
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB



(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006


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

The number of shares of the registrant's common stock as of October 19, 2006:
153,638,528 shares.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                   F-1
(a)      Consolidated Balance Sheets                                         F-2
(b)      Consolidated Statements of Operations                               F-3
(c)      Consolidated Statement of Changes in Shareholders' Equity           F-4
(d)      Consolidated Statements of Cash Flows                               F-5
(e)      Notes to Consolidated Financial Statements                          F-6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             1

Item 3.  Controls and Procedures                                               7


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                     8

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           8

Item 3.  Defaults On Senior Securities                                         8

Item 4.  Submission of Items to a Vote                                         8

Item 5.  Other Information                                                     8

Item 6.  Exhibits and Reports on Form 8K                                       8

SIGNATURES AND CERTIFICATES                                                    9

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements


                                TABLE OF CONTENTS

Consolidated Balance Sheets                                                  F-2

Consolidated Statements of Operations                                        F-3

Consolidated Statement of Changes in Shareholders' Equity                    F-4

Consolidated Statements of Cash Flows                                        F-5

Notes to Consolidated Financial Statements                                   F-6

                                   AMARU, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                                           (UNAUDITED)


                                                          SEPTEMBER 30,  DECEMBER 31,
                                                               2006          2005
                                                           -----------   -----------
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                  $ 3,462,393   $ 4,776,819
Accounts receivable                                            400,580       842,371
Other receivable                                                80,699            --
Inventory                                                      695,352            --
Deposit for an investment                                    2,153,196            --
Prepayment to a supplier                                       549,000            --
Other current assets                                           497,288       247,566
                                                           -----------   -----------
     Total current assets                                    7,838,508     5,866,756

NON CURRENT ASSETS
Property and equipment, net                                 20,253,788     5,264,130
Product development, net                                        12,043        60,616
Investment at cost                                           4,079,664       441,206
Investments available for sale                               2,147,580     2,147,580
License, net                                                 9,129,253     6,964,671
                                                           -----------   -----------
     Total non current assets                               35,622,328    14,878,203
                                                           -----------   -----------

Total assets                                               $43,460,836   $20,744,959
                                                           ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses                      $   814,686   $   656,484
Advances from related parties                                       --        58,392
                                                           -----------   -----------
     Total current liabilities                                 814,686       714,876

NON-CURRENT LIABILITIES
Deferred tax liability                                         563,295       157,756
                                                           -----------   -----------
     Total liabilities                                       1,377,981       872,632

Commitments                                                         --            --

SHAREHOLDERS' EQUITY
Preferred stock (par value $0.001)
     5,000,000 shares authorized: 0 shares issued and
     outstanding at September 30, 2006 and December 31, 2005,
     respectively                                                   --            --
Common stock (par value $0.001) 200,000,000 shares
     authorized; 153,638,528 and 125,591,120 shares
     issued and outstanding at September 30, 2006 and
     December 31, 2005 respectively                            153,638       125,591
Additional paid-in capital                                  38,944,013    14,642,550
Subscribed common stock, 0 and 5,675,840 shares at
     September 30, 2006 and December 31, 2005 respectively          --     4,256,880
Retained earnings                                            2,972,277       834,379
Comprehensive gain on currency translation                      12,927        12,927
                                                           -----------   -----------
     Total shareholders' equity                             42,082,855    19,872,327
                                                           -----------   -----------
Total liabilities and shareholders' equity                 $43,460,836   $20,744,959
                                                           ===========   ===========

   The accompanying notes form an integral part of these financial statements.


                                   AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                          FOR THE NINE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                       ------------------------------    ------------------------------
                                        SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                            2006            2005              2006            2005
                                       -------------    -------------    -------------    -------------
Revenue:
     Entertainment                   $     6,305,460    $   3,221,842   $    3,089,981     $    450,575
     Digit gaming                         17,310,828        8,475,652        6,216,485        6,511,161
     Other income                              9,794            2,002            8,650            1,061
                                       -------------    -------------    -------------    -------------
     Total revenue                        23,626,082       11,699,496        9,315,116        6,962,797

Cost of services                         (17,056,214)     (10,132,267)      (6,082,911)      (6,414,354)
                                       -------------    -------------    -------------    -------------
Gross profit                               6,569,868        1,567,229        3,232,205          548,443

Distribution costs                          (857,412)        (367,958)        (297,883)        (167,488)
Administrative expenses                   (3,278,355)      (1,135,291)      (1,596,344)        (515,884)
                                       -------------    -------------    -------------    -------------
Total expenses                            (4,135,767)      (1,503,249)      (1,894,227)        (683,372)
                                       -------------    -------------    -------------    -------------

Income (Loss) from operations              2,434,101           63,980        1,337,978         (134,929)

Other income:
     Interest income                         109,336            1,081           51,465               --
     Gain on disposal of equipment                --              151               --              151
                                       -------------    -------------    -------------    -------------
Income (Loss) before income taxes          2,543,437           65,212        1,389,443         (134,778)

(Provision for) Benefit from income
   taxes                                    (405,539)          36,379         (472,004)          37,623
                                       -------------    -------------    -------------    -------------
Net income (loss)                      $   2,137,898    $     101,591    $     917,439    $     (97,155)
                                       =============    =============    =============    =============


Earnings per share
   - basic and diluted                 $       0.015    $       0.001    $       0.006    $      (0.001)
                                       =============    =============    =============    =============

Weighted average number of common
     shares outstanding
   - basic and diluted                   146,563,354      115,270,812      153,605,863      121,524,608
                                       =============    =============    =============    =============


           The accompanying notes form an integral part of these financial statements.


                                                   AMARU, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                           (UNAUDITED)


                   PREFERRED STOCK             COMMON STOCK
                 --------------------         ---------------
                  NUMBER                                      ADDITIONAL     SUBSCRIBED                                    TOTAL
                    OF   PAR VALUE  NUMBER OF    PAR VALUE     PAID-IN        COMMON        RETAINED     TRANSLATION   SHAREHOLDERS'
                  SHARES  ($0.001)   SHARES      ($0.001)      CAPITAL        STOCK         EARNINGS        GAIN          EQUITY
                 ------   -------  -----------   ---------   ------------   ------------   ------------   ----------   ------------

Balance at
 December 31,
 2004                 --   $  --   108,800,000   $ 108,800   $  2,851,151   $         --   $    667,634   $    9,188   $  3,636,773

Common stock
 issued for cash      --      --    16,132,000      16,132     11,297,719             --             --           --     11,313,851

Common stock
 issued for
 repayment of
 account payable      --      --       580,000         580        434,420             --             --           --        435,000

Common stock issued
 for services         --      --        79,120          79         59,260             --             --           --         59,339

Common stock
 subscribed for
 cash (5,520,000
 shares)              --      --            --          --             --      4,140,000             --           --      4,140,000

Common stock
 subscribed for
 services
 (155,840 shares)      --     --            --          --             --        116,880             --           --        116,880

Net income            --      --            --          --             --             --        166,745           --        166,745

Comprehensive
 gain on currency
 translation          --      --            --          --             --             --             --        3,739          3,739
                                                                                                                       ------------
Comprehensive
 income               --      --            --          --             --             --             --           --        170,484

                    ----   -----   -----------   ---------   ------------   ------------   ------------   ----------   ------------
Balance at
 December 31,
 2005                 --      --   125,591,120     125,591     14,642,550      4,256,880        834,379       12,927     19,872,327

Common stock
 issued for cash      --      --    15,339,568      15,339     11,257,291             --             --           --     11,272,630

Common stock issued
 for services         --      --        40,000          40         59,960             --             --           --         60,000

Subscribed common
 stock issued         --      --     5,675,840       5,676      4,251,204     (4,256,880)            --           --             --

Common stock
 issued in
 exchange for
 acquisition of
 film library         --      --     6,992,000       6,992      8,733,008             --             --           --      8,740,000

Net income            --      --            --          --             --             --      2,137,898           --      2,137,898

Comprehensive
 gain on currency     --      --            --          --             --             --             --           --             --
 translation
                                                                                                                       ------------
Comprehensive
 income               --      --            --          --             --             --             --           --      2,137,898

                    ----   -----   -----------   ---------   ------------   ------------   ------------   ----------   ------------
Balance at September
 30, 2006             --   $  --   153,638,528   $ 153,638   $ 38,944,013   $         --   $  2,972,277   $   12,927   $ 42,082,855
                    ====   =====   ===========   =========   ============   ============   ============   ==========   ============


                           The accompanying notes form an integral part of these financial statements.





                                   AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)


                                                                 FOR THE NINE MONTHS ENDED
                                                               ----------------------------

                                                               SEPTEMBER 30,   SEPTEMBER 30,
                                                                   2006            2005
                                                               ------------    ------------
Cash Flows from Operating Activities
Net income                                                    $   2,137,898   $     101,591
Adjustments to reconcile net income to cash and
     cash equivalents used in or provided by operations:
     Amortization                                                   283,991         210,741
     Depreciation                                                   579,915          74,291
     Gain on disposal of equipment                                       --            (151)
     Acquisition of investment in exchange for account
        receivable                                               (3,000,000)             --
     Common stock issued for services                                60,000              --
Changes in operation assets and liabilities
     Accounts receivable                                            441,791        (840,387)
     Other receivable                                               (80,699)        680,737
     Inventory                                                     (695,352)             --
     Other current assets                                          (798,722)       (190,799)
     Accounts payable and accrued expenses                          158,202          30,740
     Income tax payable                                             405,539              --
                                                               ------------    ------------
Net cash (used in) provided by operating activities                (507,437)         66,763

Cash Flows from Investing Activities
     Proceeds from disposal of equipment                                 --             151
     Software development reduction                                      --         (17,460)
     Acquisition of equipment                                    (6,829,573)     (3,302,773)
     Acquisition of license                                      (2,400,000)     (5,295,000)
     Acquisition of investments                                    (638,458)       (175,070)
     Deposit paid for an investment                              (2,153,196)              --
                                                               ------------    ------------
Net cash used in investing activities                           (12,021,227)     (8,790,152)

Cash Flows from Financing Activities
     Payable to related party                                       (58,392)        (91,042)
     Issuance of common stock for cash                           11,272,630       8,849,500
     Proceeds from stock subscription                                    --       1,500,000
                                                               ------------    ------------
Net cash provided by financing activities                        11,214,238      10,258,458

Effect of exchange rate changes on cash and cash equivalents             --           3,739
                                                               ------------    ------------
Net cash (used in) provided by all activities                    (1,314,426)      1,538,808

Cash and cash equivalents at beginning of period                  4,776,819         644,319
                                                               ------------    ------------
Cash and cash equivalents at end of period                        3,462,393       2,183,127
                                                               ============    ============

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
Common stock in exchange for repayment of accounts payable     $         --    $    435,000
Common stock in exchange for acquisition of film library       $  8,740,000              --
                                                               ============    ============



           The accompanying notes form an integral part of these financial statements.

                                              F-5

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

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

    1.3   Basis of Presentation

          The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full year.

          The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


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

          Licensing and advertising revenues were concentrated with five customers totaling 100% of these related revenues for the nine months ended September 30, 2006 and 2005.

          The Company's operations are conducted over the world wide web and some purchases are made from locations outside of the U.S.


                                                   FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                  -------------------------   --------------------------
                                                 September 30,   September 30,  September 30,  September 30,
                                                     2006           2005            2006            2005
                                                 ------------   -------------   ------------    -----------

          Sales outside of the U.S               $ 23,626,082   $  11,699,496   $  9,315,116   $  6,962,797

          Services purchased outside of the U.S  $ 17,056,214   $  10,132,267   $  6,082,911   $  6,414,354


    2.4   Cash and Cash Equivalents

          Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments readily convertible to cash and subject to insignificant risk of changes in value.

          Cash in banks and short-term deposits are held to maturity and are carried at cost. For the purposes of the statement of cash flow, cash and cash equivalents consist of cash on hand and deposits in banks, net of outstanding bank overdrafts.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


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

    2.7   Licensing Rights

          Licensing rights refer to the rights to use the content. These rights are purchased for a specific period as determined in the contract. The costs of these rights are amortized in the accounts over the life of the contract on a straight line basis. These contents are then streamed into the broadband sites and the revenue earned from advertising, sponsorship and subscription are then recognized according to our policy on revenue.


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


    2.9   Inventories

          Inventories are stated at the lower of cost and net realisable value. Cost comprises direct materials and, where applicable, direct labour costs and those overheads that have been incurred in bringing the inventories to their present location and condition. Cost is calculated using the first-in, first-out method. Net realisable value represents the estimated selling price less all estimated costs of completion and costs to be incurred in marketing, selling and distribution.


    2.10  Property and Equipment

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

          The film library which were purchased for a specific period are stated at cost and are amortized over the period of the contract, which is two to ten years. The film library which were purchased and have indefinite lives are not being amortized and are stated at cost.


    2.11  Product Development

          The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which were developed in 2002. The Company projects that these development costs will be useful for up to five years before additional significant development needs to be done.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


    2.12  Impairment of Long-Lived Assets

          The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. No impairment losses were recorded for the nine months ended September 30, 2006 and 2005.


    2.13  Advances from Related Party

          Advances from related party are unsecured, non-interest bearing and payable on demand.


    2.14  Foreign Currency Translation

          Transactions in foreign currencies are measured and recorded in the functional currency U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in shareholders' equity as other comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.


    2.15  Investments

          The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). There are no investments classified as trading or held-to-maturity as of September 30, 2006 and December 31, 2005.

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


    2.16  Advertising

          The cost of advertising is expensed as incurred. For the nine months ended September 30, 2006 and 2005, the Company incurred advertising expenses of $629,573 and $194,634 respectively. For the three months ended September 30, 2006 and 2005, the Company incurred $207,742 and $95,290 of advertising expenses respectively.


    2.17  Income Taxes

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

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


    2.18  Earnings Per Share

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


    2.19  Financial Instruments

          The carrying amounts of the Company's cash and cash equivalents, other current assets, accounts payable, accrued expenses, and other liabilities approximate their fair values.


    2.20  Reclassifications

          Certain amounts in the previous periods presented have been reclassified to conform with current period's financial statement presentation.


3   PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                SEPTEMBER 30,      DECEMBER 31,
                                                     2006              2005
                                                ------------       ------------

    Office equipment                            $    722,984       $    431,791
    Film library                                  19,766,245          4,905,066
    Motor vehicle                                     11,000             11,000
    Furniture, fixture and fittings                  397,178             96,501
    Pony set-top boxes                               116,524                 --
                                                ------------       ------------
                                                  21,013,931          5,444,358
    Accumulated depreciation                        (760,143)          (180,228)
                                                ------------       ------------
                                                $ 20,253,788       $  5,264,130
                                                ============       ============

    Depreciation expense was $579,915 for the nine months ended September 30, 2006 and $74,291 for the nine months ended September 30, 2005.


4   PRODUCT DEVELOPMENT

    Product development consists of the following:

                                                SEPTEMBER 30,      DECEMBER 31,
                                                    2006               2005
                                                ------------       ------------

    Development expenditures                    $   618,561        $    618,561
    Accumulated amortization                       (606,518)           (557,945)
                                                ------------       ------------
                                                $    12,043        $     60,616
                                                ============       ============

    Amortization expense was $48,573 for the nine months ended September 30, 2006 and $105,157 for the nine months ended September 30, 2005.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


5   LICENSE

    License consists of the following:

                                                SEPTEMBER 30,       DECEMBER 31,
                                                    2006               2005
                                                ------------       ------------

    Software license                            $  2,420,227       $  2,420,227
    Gaming license                                 7,090,000          4,690,000
                                                ------------       ------------
                                                   9,510,227          7,110,227
    Accumulated amortization                        (380,974)          (145,556)
                                                ------------       ------------
                                                $  9,129,253       $  6,964,671
                                                ============       ============

    Amortization expense was $235,418 for the nine months ended September 30, 2006 and $105,584 for the nine months ended September 30, 2005.


6   LEASES COMMITMENTS

    The Company leases a number of office spaces under operating leases. The leases typically run for an initial period of three years, with an option to renew the lease after that date.

    Rent expense totaled $150,723 for the nine months ended September 30, 2006 and $55,141 for the nine months ended September 30, 2005.

    Minimum lease payments for the non-cancellable operating lease for the years ending December 31,

     2006                         $   75,592
     2007                         $  302,366
     2008                         $  262,426
     2009                         $  126,025
                                  ----------
     Total                        $  766,409
                                  ==========

7   GAMING SERVICES

    The Company's wholly owned subsidiary, M2B Commerce Limited, purchased the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


8   CAPITAL STOCK

    (a)   Common stock issued for cash

          In January and February 2006, the Company issued a total of 5,520,000 shares of common stock for a value of $4,140,000. These shares were subscribed and paid for before December 31, 2005 pursuant to the Company's private placement.

          From January 23, 2006 to April 23, 2006, the Company issued 14,411,400 shares of common stock through a private placement at a price of $0.75 per share for a total amount of $10,808,550.

          From April 24, 2006 to April 26, 2006, the Company issued 808,000 shares of common stock through its new private placement at a price of $1.25 per share for a total amount of $1,010,000.

          From July 3, 2006 to July 24, 2006, the Company issued 120,168 shares of common stock through private placement at a price of $1.50 per share for a total amount of $180,249.

          The total amount of cash raised through the private placement of shares of common stock in the nine months ended September 30, 2006 was $11,998,799.

          Consulting fees of $726,169 incurred in connection with the private placement were deducted from paid in capital.

    (b)   Common stock issued for acquisition of film library

          On April 27, 2006, the Company issued 6,992,000 shares of common stock through a private placement at a price of $1.25 per share for a total amount of $8,740,000 for the acquisition of film library.

    (c)   Common stock issued for services

          In January and February 2006, the Company issued a total of 155,840 shares of common stock for value of $116,880 for services rendered. These shares were subscribed and paid for before December 31, 2005.

          On August 15, 2006, the Company issued 40,000 shares of common stock in a private placement at a price of $1.50 per share for a total amount of $60,000 for services to be rendered to the Company. Such services have been rendered as of September 30, 2006.

    (d)   Stock split

          On May 16, 2006, the Company effected a 1-for-4 forward stock split of its outstanding shares of common stock. A total of 38,369,590 shares of common stock of the Company issued and outstanding as of the effective date had been changed into shares of common stock of the Company at the ratio of 1 pre-split share to 4 post-split shares. After the forward stock split and as at September 30, 2006, the Company had 153,638,528 shares of common stock issued and outstanding. All references to per share amounts in the consolidated financial statements reflect the forward stock split.


9   INCOME TAXES

    The Company files separate tax returns for Singapore and the United States of America. The Company operated primarily in Singapore and incurred no United States federal or state income taxes as of September 30, 2006 and 2005.

    The Company had available approximately $2,357,000 of unused Federal net operating loss carry-forwards at September 30, 2006, that may be applied against future taxable income. These net operating loss carry-forwards will expire for Federal purposes in 2025 and 2026. There is no assurance that the Company will realize the benefit of the net operating loss carry-forwards.

    SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. At September 30, 2006, a valuation allowance for the full amount of the net United States deferred tax asset was established due to the uncertainties as to the amount of the taxable income that would be realized.

    The Company had available approximately $1,399,000 of unused Singapore capital allowance carry-forwards at September 30, 2006, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


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

2006                                    ENTERTAINMENT    DIGIT GAMING        OTHER            TOTAL
                                        --------------  --------------   -------------  ---------------

Revenues from external customers        $   6,305,460   $  17,310,828    $      9,794   $   23,626,082
Interest revenue                        $      40,022   $          --    $         --   $       40,022
Depreciation and amortization           $     639,986   $     223,920    $         --   $      863,906
Segment profit                          $   2,765,175   $     193,651    $      9,794   $    2,968,620
Segment assets                          $  29,445,518   $   9,530,692    $  4,484,626   $   43,460,836
Expenditures for segment assets         $  17,969,573   $          --    $         --   $   17,969,573

Reconciliation:-
REVENUES
Total revenues for reportable segments                                                  $   23,616,288
Other revenue                                                                           $        9,794
                                                                                        ---------------
Total consolidated revenues                                                             $   23,626,082
                                                                                        ===============

INTEREST REVENUE
Total interest revenue for reportable segments                                          $       40,022
Corporate interest revenue                                                              $       69,314
                                                                                        ---------------
Total consolidated interest revenues                                                    $      109,336
                                                                                        ===============

PROFIT OR LOSS
Total profit for reportable segments                                                    $    2,968,620
Corporate expenses                                                                      $     (425,183)
                                                                                        ---------------
Profit before income tax                                                                $    2,543,437
                                                                                        ===============

ASSETS
Total assets for reportable segments                                                    $   38,976,210
Other assets                                                                            $    4,484,626
                                                                                        ---------------
Total consolidated assets                                                               $   43,460,836
                                                                                        ===============

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments                                   $   17,969,573
                                                                                        ===============






                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)


2005                                    ENTERTAINMENT    DIGIT GAMING        OTHER           TOTAL
                                        --------------  --------------   -------------  ---------------

Revenues from external customers        $   3,221,842   $   8,475,652    $     2,002    $   11,699,496
Interest revenue                        $       1,081   $          --    $        --    $        1,081
Depreciation and amortization           $     204,615   $      80,417    $        --    $      285,032
Segment profit                          $      76,993   $     160,826    $     2,002    $      239,821
Segment assets                          $   5,861,919   $   4,953,403    $ 4,032,612    $   14,847,934
Expenditures for segment assets         $   3,907,773   $   4,690,000    $        --    $    8,597,733

Reconciliation:-
REVENUES
Total revenues for reportable segments                                                  $   11,697,494
Other revenue                                                                           $        2,002
                                                                                        ---------------
Total consolidated revenues                                                             $   11,699,496
                                                                                        ===============

INTEREST REVENUE
Total interest revenue for reportable segments                                          $        1,081
Corporate interest revenue                                                              $           --
                                                                                        ---------------
Total consolidated interest revenues                                                    $        1,081
                                                                                        ===============

PROFIT OR LOSS
Total profit for reportable segments                                                    $      239,821
Corporate expenses                                                                      $     (174,609)
                                                                                        ---------------
Profit before income tax                                                                $       65,212
                                                                                        ===============

ASSETS
Total assets for reportable segments                                                    $   10,815,322
Other assets                                                                            $    4,032,612
                                                                                        ---------------
Total consolidated assets                                                               $   14,847,934
                                                                                        ===============

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments                                   $    8,597,733
                                                                                        ===============

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


RESULTS OF OPERATIONS

The nine months and three months ended September 30, 2006 compared with the nine months and three months ended September 30, 2005.


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

The Company has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, video streaming, video storage and web servers in Singapore and in the US.

The Company has also developed its streaming applications to stream into television sets, via a set top box.

The Company has developed a capability to stream wireless broadband and have its own digitized entertainment sites for wireless broadband applications.

M2B offers consumers personalized entertainment through its wide range of broadband streaming channels available at www.m2bworld.com.

The Company offers the following products on the VOD platform :

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

e) Broadband consulting services and online shopping turnkey solutions

f) E-commerce services

g) Online gaming micro-payments


Currently, the M2B Broadband websites include:

1. ENTERTAINMENT SITES

     INTERNATIONAL AND US SITES:

     o m2btv.com - an advertising and subscription based global broadband TV Service

     o Star78.com - an advertising-based Family Entertainment site for international viewers

     o Shine8.com - an advertising-based Lifestyle site for international viewers

     o Jump29.com - an advertising-based Young Adults site for international viewers

     o Dreamstage7.com - an advertising & subscription-based Glamour & Fashion site for international viewers

     o Highfashion7.com - an advertising and subscription based designer Fashion site for international viewers

     o Dragon78.tv - an advertising & subscription-based Mandarin Entertainment site for viewers in the US only

     o Chinois78.com - an advertising and subscription based Mandarin Lifestyle site for viewers in the US only

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

     o Colours78.com - an advertising and subscription based Mandarin Lifestyle site in Singapore only

     o HappyDigi.com - a subscription based Mandarin site in China only (Movie entertainment platform)


2. EDUCATION SITES

     US SITES:

     o Wiz5.us - an advertising & subscription-based Business & Corporate Training site for viewers in the US only

     ASIAN SITES:

     o Wiz5.com - an advertising & subscription-based Business & Corporate Training site for viewers in Singapore only

3. E-COMMERCE SITES

     INTERNATIONAL SITES:

     o   Starzmall.com - A One-Stop Shopping Paradise

     o   Trotteuse.com - A Second-Hand Branded Goods Mall

     o   Royalhive.com - A One-Stop Health and Beauty Mall


Broadband Services

a)   Global Broadband TV Service

     The Company through its wholly owned subsidiaries, M2B World, Inc. incorporated in the state of California and M2B World Asia Pacific Pte. Ltd. incorporated in Singapore, will be offering multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection; directly to the TV Sets via an IP set top box.

     The service commenced operation in US and Singapore in July 2006 and it offers more than 50 channels to customers. Anyone subscribing to a local Internet service provider will be able to tune in to the service on a subscription basis. Subscribers will be provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They will be able to watch the programs on their TV sets. The Company plans to extend this service to broadband users worldwide in the later part of 2006.

b)   Content Management System

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


2.   Digit Games
     -----------

In May 2005, the Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games (lottery) in Cambodia and to manage the digit games activities in Cambodia. The license to manage, conduct and operate the digit games activities in Cambodia is for a period of eighteen years.

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

The M2B travel site is expected to be launched by the end of 2006. No assurances can be made that such plan will be materialized as planned.


REVENUE

The revenue for the nine months ended September 30, 2006 increased by $11,926,586 (102%), from $11,699,496 for the nine months ended September 30, 2005 to $23,626,082 for the nine months ended September 30, 2006.

This increase in revenue for the nine months ended September 30, 2006 was mainly contributed by the digit games in Cambodia which commenced operations in June 2005 and the licensing and advertising income.

The revenue for the three months ended September 30, 2006 increased by $2,352,319 (34%), from $6,962,797 to $9,315,116 for the three months ended
September 30, 2005 and 2006, respectively. The increase was mainly contributed by the licensing and advertising income which was slightly offset by the decline in revenue from digit games.


COST OF SERVICES

Cost of services for the nine months ended September 30, 2006 was $17,056,214 which increased by $6,923,947 (68%) from $10,132,267 for the nine months ended September 30, 2005.

The significant increase in cost of services of $6,923,947 for the nine months ended September 30, 2006 was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for digit games.

As a proportion of revenue, the cost of services for the nine months ended September 30, 2006 was 72% (cost of services at $17,056,214 and revenue at $23,626,082) as compared to 87% for the nine months ended September 30, 2005 (cost of services at $10,132,267 and revenue at $11,699,496).

Cost of services for the three months ended September 30, 2006 was $6,082,911 which decreased by $331,443 (5%) from $6,414,354 for the three months ended September 30, 2005.

As a proportion of revenue, the cost of services for the three months ended September 30, 2006 at 65% (cost of services at $6,082,911 and revenue at $9,315,116) registered a decrease of 27 percentage points as compared to 92% for the three months ended September 30, 2005 (cost of services at $6,414,354 and revenue at $6,962,797).


DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2006 of $857,412 was higher by $489,454 (133%) as compared to the amount of $367,958 incurred for the nine months ended September 30, 2005.

The higher distribution expenses were attributed to increased spending on the branding of the M2B brand, marketing and promoting the Global Broadband TV Service which increased by $434,939 (223%) from $194,634 for the nine months ended September 30, 2005 to $629,573 for the nine months ended September 30, 2006.

Distribution expenses for the three months ended September 30, 2006 at $297,883 were higher by $130,395 (78%) as compared to the amount of $167,488 for the three months ended September 30, 2005.

The higher amount spent for the three months ended September 30, 2006 was attributed to the higher expenditure on advertising and marketing which was increased by $112,452 (118%) from $95,290 to $207,742 for the three months ended September 30, 2005 and 2006, respectively.


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2006 at $3,278,355 were higher by $2,143,064 (189%) as compared to the amount of $1,135,291 incurred for the nine months ended September 30, 2005.

Administration expenses for the three months ended September 30, 2006 at $1,596,344 were higher by $1,080,460 (209%) as compared to the amount of $515,884 incurred for the three months ended September 30, 2005.

The increases in administration expenses for the nine months and three months ended September 30, 2006 was attributed mainly to increases in:

o Staff costs. Staff costs had increased by $674,015 (176%) from $382,172 for the nine months ended September 30, 2005 to $1,056,187 for the nine months ended September 30, 2006. Similarly, for the three months ended September 30, 2006, staff cost had increased by $237,679 (112%) from $211,343 to
     $449,022 for the three months ended September 30, 2005 and 2006 respectively. The increase in staff cost resulted from the increase in the number of professional employees hired to cater to the expanding and growing business.

o Depreciation and license amortization attributed to the leasehold improvements for the expansion of the office and new editing suites to cater to the demands of the growing business. The increase in license amortization came from the on-line games license and gaming license in Cambodia. The amount increased by $578,874 (203%) and $305,894 (199%) for the nine months and three months ended September 30, 2006 as compared to the nine months and three months ended September 30, 2005 respectively.


NET INCOME

For the nine months ended September 30, 2006, net income was $2,137,898 which increased by $2,036,307 (2,004%) from $101,591 for the nine months ended September 30, 2005. For the three months ended September 30, 2006, net income was $917,439 which increased by $1,014,594 (1,044%) from the net loss of $97,155 for the three months ended September 30, 2005.

The significant increase in net income for the nine months and three months ended September 30, 2006 was due to the revenue generated from the licensing and advertising income and lower cost of services offset by higher distribution expenses and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $3,462,393 at September 30, 2006 as compared to cash of $4,776,819 at December 31, 2005.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the nine months ended September 30, 2006, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk and price risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2006 to expand its broadband coverage by launching new broadband sites in North America, Europe and Australia. No assurances can be made that such plans will be carried out in a timely manner.

In North America, the Company intends to launch new broadband entertainment and business training content sites in 2006. The server farm will be expanded in the US to handle the North American business and the global Broadband TV service. The Company plans to offer multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection. This service has been made available in the US and Singapore in July 2006 with more than 40 channels available to customers. The Company intends to provide a similar service to broadband users worldwide in later part of 2006. No assurances can be made that such plans will be materialized as planned.

By the end of 2006, the Company plans to launch an innovative travel e-commerce portal, marketing travel products through a revolutionary world first video travel portal and providing distribution and technology solutions for the travel industry. No assurances can be made that such plans will materialize as planned.

The Company is continuing to raise additional funds through its private placement of equity to fund all business expansions and working capital. For the nine months ended September 30, 2006, the Company raised a total of $11,272,630, net of issuance costs of $726,169.

The Company believes that it can continue to raise funds through private placement of its securities to fund its growth and expansion, however, no assurances can be made that the Company will raise sufficient funds as planned.



ITEM 3.  Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of September 30, 2006 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.


Item 2.  Unregistered sales of equity securities and use of proceeds

From January 23, 2006 to April 23, 2006, the Company issued 14,411,400 shares of common stock at a price of $0.75 per share for a total amount of $10,808,550 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

From April 27, 2006 to April 26, 2006, the Company issued 808,000 shares of common stock through its new private placement of up to $10 million at a purchase price of $1.25 per share for a total amount of $1,010,000 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

From July 3, 2006 to July 24, 2006, the Company issued 120,168 shares of common stock through private placement at a price of $1.50 per share for a total amount of $180,249 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

Consulting fees of $726,169 incurred in connection with the private placement were deducted from paid in capital. The use of the proceeds includes working capital and business expansion of the Company.

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

     Exhibit No.     Description

     Exhibit 31 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

     Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

(b) Reports on 8K during the quarter:

      Form 8-K filed on July 17, 2006

      Form 8-K filed on August 18, 2006

      Form 8-K filed on August 31, 2006

      Form 8-K filed on October 5, 2006

      Form 8-K filed on October 18, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMARU, INC.

Date: October 19, 2006

                                   By /s/ Colin Binny
                                      ------------------------------------------
                                      President



                                   By /s/ Bee Leng Ho
                                      ------------------------------------------
                                      Chief Financial Officer