Form 10KSB/A
period 2005-12-31
AMARU INC
filed 2006-12-28
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                               FORM 10-KSB/A


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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]


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

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      NONE

The only amendment to this report is being made on the cover page by the statement referred to above and shown as a revision.

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


                              Date: 12-28-06

         Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Binny             Chairman, President, Secretary and Director       Date: 12-28-06
------------------------         (principal executive officer)
    Colin Binny


/s/ Bee Leng Ho                    Chief Financial Officer                    Date: 12-28-06
------------------------
    Bee Leng Ho
