Form 10QSB/A
period 2006-03-31
AMARU INC
filed 2006-12-28
CIK 1139822

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

The only amendment to this report is being made on the cover page by the statement referred to above and marked as a revision.

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

                                   AMARU, INC.
Date: December 28, 2006

                               By  /s/ Colin Binny
                                   --------------------------------------------
                                   President

                               By  /s/ Bee Leng Ho
                                   --------------------------------------------
                                   Chief Financial Officer