Form 10KSB
period 2006-12-31
AMARU INC
filed 2007-04-12
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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


                              (011) (65) 6332 9287
                (Issuer's telephone number, including area code)


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


Yes [ ]           No [X]


State issuer's revenues for its most recent fiscal year: $32,573,275.


The aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 20, 2007 at $0.70 per share was $107,840,970.


The number of shares outstanding of the registrant's only class of common stock, $0.001 par value per share, was 154,058,528 as of March 20, 2007. The registrant has no outstanding non-voting common equity.


                      DOCUMENTS INCORPORATED BY REFERENCE:
                                      None

Transitional Small Business Disclosure Format (check one):

Yes [ ]           No [X]

                                TABLE OF CONTENTS


                                     PART I

ITEM 1    DESCRIPTION OF BUSINESS                                              1
ITEM 2    DESCRIPTION OF PROPERTY                                             16
ITEM 3    LEGAL PROCEEDINGS                                                   17
ITEM 4    SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS                  17

                                     PART II

ITEM 5    MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND
          SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES                18
ITEM 6    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION           20
ITEM 7    CONSOLIDATED FINANCIAL STATEMENTS                                  F-1
ITEM 8    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE                                            28
ITEM 8A   CONTROLS AND PROCEDURES                                             28
ITEM 8B   OTHER INFORMATION                                                   28

                                    PART III

ITEM 9    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                   29
ITEM 10   EXECUTIVE COMPENSATION                                              31
ITEM 11   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS                                     33
ITEM 12   CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS                       35
ITEM 13   EXHIBITS                                                            36
ITEM 14   PRINCIPAL FEES AND SERVICES                                         37

SIGNATURES                                                                    38

                                     PART I


ITEM 1     DESCRIPTION OF BUSINESS

        Background

        Amaru, Inc. (the "Company" or "Amaru") was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 112 Middle Road, #08-01 Midland House, Singapore 188970; telephone (65) 63329287. The Company, through its subsidiaries under the M2B brand name, is in the Broadband Media Entertainment business, providing interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

        As of February 25, 2004 (the "Closing Date"), Amaru acquired M2B World Pte. Ltd. (M2B World), a Singapore corporation, in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended ("IRC") pursuant to the Agreement and Plan of Reorganization (the "Reorganization Agreement") by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of the Company's Series A Convertible Preferred Stock had a conversion rate of 38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding. All of the Series A Convertible Preferred Stock was subsequently converted into shares of common stock of the Company.

        The restructuring and re-capitalization has been treated as a reverse acquisition with M2B World becoming the accounting acquirer. The historical financial statements prior to the closing of the transaction are those of M2B World.

        Company Overview

        BUSINESS OVERVIEW

        The Company, through its subsidiaries under the M2B brand name, is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

        The Company has launched multiple Broadband TV websites with entertainment, education and online shopping content, with over 100 channels designed to cater to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle, education, and more. The Company markets its products globally through its "M2B" brand name. The M2B brand offers access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media, including rights for merchandising, product branding, promotion and publicity.

        Globally, Amaru, Inc. is expanding through several of its subsidiaries, including:

        1.   M2B World, Inc.                     -   focuses on the US market and is based in
                                                     Hollywood, California

        2.   M2B World Asia Pacific Pte. Ltd.    -   oversees the Asia Pacific business and directs
                                                     the Asian markets through this office and
                                                     representative office in Chengdu, China

        3.   M2B Australia Pty. Ltd.             -   oversees Oceania markets

        4.   M2B Entertainment, Inc.             -   oversees Canadian market

        5.   M2B Commerce Limited                -   focuses on e-commerce and e-trading, with a
                                                     branch in Cambodia

        6.   M2B World Travel Singapore Pte Ltd  -   offers e-travel services

        7.   Amaru Holdings Limited              -   focuses on content syndication and distribution
                                                     in areas other than Asia Pacific region

        8.   M2B World Holdings Limited          -   focuses on content syndication and distribution
                                                     in Asia Pacific region

        9.   M2B World Pte. Ltd.                 -   provides management services to fellow subsidiaries
                                                     of the Company

        10.  Tremax International Limited        -   operates as an investment holding company

        11.  M2B World Travel Limited            -   overseas online travel and related business

        M2B offers consumers personalized entertainment through its wide range of broadband streaming channels available at WWW.M2BWORLD.COM.

        Business Strategy

        Our business strategy is to become a premier diversified media, e-commerce and e-lifestyle company. We adopt the latest broadband, e-commerce and communications technology and leverage on our international premium content and programming expertise. This is how we deliver online entertainment, education, lifestyle products and services to our customers.

        Our goal is to constantly identify fresh market opportunities and to stay ahead of changes in the broadband media and related e-commerce industry. We believe that we can accomplish this by continuing to satisfy customers' needs for a convenient, comprehensive and personalized source of broadband video content, services and information with pleasant user experiences. Through our business plan implementation, we aim to become a leading Broadband Media Entertainment business, providing interactive Entertainment-on-demand, Education-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

        We intend to continue leveraging on our competitive strengths to attain a leadership position in the industry.

        Competitive Strengths

        RICH CONTENT LIBRARY

        The Company owns a rich library of content that covers a wide range of genres, of which the majority include worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries - thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers.

        GLOBAL VIDEO STREAMING NETWORK

        The Company has also developed and implemented a global video streaming network that enables it to deliver high quality on-demand video streaming programs from its rich library of content rights to a worldwide audience of broadband users. This global video streaming network is completely integrated with firewalls, loading balancing protocols, bandwidth and consumer monitoring systems and payment gateways to enable worldwide billing. In addition, the Company has its own digital post-production and design capabilities to fully manage content rights protection, user experience and specialized programming for all its consumer-facing delivery platforms. This end-to-end broadband streaming infrastructure enables the Company to customize and diversify its products and services, incorporating on-demand e-commerce services.

        MULTIPLE REVENUE STREAMS

        The Company's diversified delivery platforms enable it to capitalize and generate multiple revenue streams by targeting different consumer segments over broadband, across different geographic markets. The multiple revenue streams comprise of advertising, subscriptions, sponsorships, online shopping and games, as well as licensing and content syndication and turn-key broadband consulting solutions. The Company's goal is not to be excessively dependent on any one single revenue source. Its rich library of content rights combined with its global video streaming network supports the Company's future growth strategy that focuses on multiple growth areas and territories. The Company can thereby cost-effectively tailor its broadband websites and services to suit different cultures, consumer behavior and clients needs in different geographical locations. The Company is also able to localize its products and services to sustain loyalty of its viewers and consumers.

        KEY ALLIANCES

        The Company has entered into strategic alliances with key partners to support the marketing and distribution of its products and services in different territories. Among its key partners are Amadeus (Global Travel GDS based in Spain), CCTV (China), KBS (Korea), SingTel (Singapore), Sony Pictures Television International (SPTI) and Zentek Technology (Japan). The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

        Growth Strategies

        The Company's growth strategies consist of:

        o Continuing to build its rich library of content rights on the broadband to provide sustained high quality on-demand video-based entertainment, education and e-commerce that will maintain and grow its worldwide base of viewers.

        o Penetrating new markets to deliver M2B branded content to any screen including PC, 3G and TV, as well as wireless mobile devices like PDAs and to establish new delivery channels to meet the changing preferences of viewers and consumers, worldwide.

        o Capitalise on its growing worldwide viewer and consumer base by aggressively signing up subscribers, as well as advertisers onto its on-demand interactive broadband delivery channels for entertainment, online games and e-commerce.

        NEW PRODUCT OFFERINGS

        The Company offered two key new products in fiscal 2006:

        (a)     Global Broadband TV (IPTV) Service

                The Company through its wholly-owned subsidiaries, M2B World Inc incorporated in the state of California and M2B World Asia Pacific Pte. Ltd. incorporated in Singapore, offers multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection and IP set top boxes.

                The service has been in operation in the U.S. and Singapore since second half of 2006 and more than 50 channels are made available to customers. Anyone subscribing for a broadband access with local Internet service provider is able to tune in to the service on a subscription basis. Subscribers are provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They are able to watch the programs on their TV sets. The Company plans to continue its expansion by extending this service to broadband users worldwide in 2007.

        (b)     Global Travel Portal

                Global Travel Portal is the establishment of an innovative Travel and e-commerce portal, marketing travel products through an interactive on demand video travel portal and providing distribution solutions for the travel industry. This travel portal is owned by M2B World Travel Limited, a company incorporated in the British Virgin Islands and wholly owned by the Company.

                M2B World Travel differentiates itself from other travel portals by being a portal that provides considerable streaming travel video content to improve user choice. The Company utilizes the broad based viewership of the M2B World Video On Demand Network to create innovative and high quality broadband travel Internet services for users. The focus is to increase our user base and to achieve deeper connection with our users on the M2B World network, thereby enhancing the value and long-term loyalty of that user base and increasing the spending by advertisers.

        CONSUMER MARKETING

        The Company's broadband entertainment websites, and online shopping sites attract viewers from all over the world. The Company's strategy of converting visitors into customers lies in a combination of incentives, including seasonal and purchase-related promotions that take advantage of the Company's customer database and broadband websites. The Company plans to negotiate special rates and benefits to obtain access to a superior online inventory for the customers. The increasing scale of the business will enable the Company to negotiate on more favorable terms. Through research with visitors and customers, the Company is developing new programs and features (including personalization and loyalty incentives) that would turn visitors into customers and maintain loyalty.

        The Company also employs a variety of online and traditional media programs and promotional activities such as:

        (a)     Advertising

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

        (b)     Public Relations

                The core of our public relations effort is media relations and industry analyst relations. We maintain relations with journalists and industry analysts to help secure unbiased, third-party endorsements for the Company. We pursue coverage by online publications, search engines and directories.

        (c)     Co-marketing, Promotions and Loyalty Programs

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

        (d)     Direct Marketing

                The Company maintains a database which includes customers profiles and preferences and other key customer attributes. This data enables us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we regularly communicate with our customers through targeted e-mail.

                The Company, while growing the business, also maintains profitability. While it executes its growth strategies, it also controls costs. It intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This strategy should enable us to provide our products to customers on a cost competitive basis.

        Business Operations

        Our principal operations are carried out through the following three segments of our business:

        1.   Entertainment Services    -   Video on-Demand services such as for entertainment
                                           and education, providing the Company with advertising,
                                           subscriptions, online games and e-commerce (B2B and
                                           B2C) revenues

        2.   Digit Games               -   Physical Lottery

        3.   E-Travel Services         -   Online Travel Portal

        ENTERTAINMENT SERVICES

        The Company provides online entertainment and education on-demand on Broadband channels, Internet portals and 3G devices across the globe, for specific and identified viewer lifestyles, demographics and interests. Entertainment and web visit experience is maintained throughout from the initial viewing experience to on-line shopping and payment checkout experience.

        The Company uses Broadband technology to provide its services. Broadband technology is defined as high speed, high-bandwidth, two-way data, voice and video communications, delivered at high transmission rates.

        SERVICES: Broadband technology allows us to deliver the following services::

        o Video-on-demand (VOD) services that enable individuals to select videos from a Central Server, on-demand 24 hours a day, 7 days a week, for viewing on:

                o       Television screens (Set top Box Technology)

                o       PCs (Digital Subscriber Line (DSL) Technology)

                o Personal Digital Assistants(PDA), 3G hand phones (Wireless Technology)

                o E-Commerce or online shopping - linked interactively to the VOD platforms on broadband. Consumers choose to buy products online as they watch the videos.

        The Company applies broadband technologies to facilitate its growth in the broadband sector. Its main competitive advantage is derived from its ownership of rights for various territories on broadband for its contents i.e. movies and programs on lifestyles, education, business and glamour.

        The Company has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, which include video streaming, video storage and web servers in Singapore and the U.S. The Company has also developed its streaming applications to stream into television sets, via a set top box.

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

        PRODUCTS: We offer the following products on the VOD platform:

        o Entertainment - Consumers access movies, music, glamour and fashion, lifestyle (hobbies, cooking, and personalities), documentaries, sports, health and fitness and others. They can choose from a large number of different channels depending on their interests or lifestyle preferences.

        o Adult Education - consumers view program on management skills, communication skills, decision making, customer services and sales, motivation, presentation and writing skills, counseling and others.

        With this strategy, the Company generates diversified sources of revenue from:

        1.      Advertising i.e. program and channel sponsorship

        2.      Online subscriptions

        3.      Channel/portal development i.e. digital programming services

        4.      Content aggregation and syndication

        5. Broadband consulting services and online shopping turnkey solutions

        6.      E-commerce services

        7.      Online games micro-payments

        Currently, the M2B Broadband websites include:

        1.      Entertainment Sites

                INTERNATIONAL AND U.S. SITES:

                o Star78.com - an advertising-based Family Entertainment site for international viewers

                o Shine8.com - an advertising-based Lifestyle site for international viewers

                o Jump29.com - an advertising-based Young Adults site for international viewers

                o Dreamstage7.com - an advertising and subscription-based Glamour and Fashion site for international viewers

                o Highfashion7.com - an advertising and subscription based designer Fashion site for international viewers

                o Dragon78.tv - an advertising and subscription-based Mandarin Entertainment site for viewers in US only

                o Chinois78.com - an advertising and subscription based Mandarin Lifestyle site for viewers in US only

                ASIAN SITES:

                o Dimension88.com - an advertising and subscription-based Movie site in Singapore only

                o Dragon78.com - an advertising and subscription-based Mandarin Entertainment site in Singapore only

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

                o Colours78.com - an advertising and subscription based Mandarin Lifestyle site in Singapore only

                o HappyDigi.com - a subscription based Mandarin site in China only (Movie entertainment platform)

        2.      Education Sites

                U.S. SITES:

                o Wiz5.us - an advertising and subscription-based Business & Corporate Training site for viewers in US only

                ASIAN SITES:

                o Wiz5.com - an advertising and subscription-based Business and Corporate Training site for viewers in Singapore only

        3.      E-Commerce Sites

                INTERNATIONAL SITES:

                o       Starzmall.com - A One-Stop Shopping Paradise

                o       Royalhive.com - A One-Stop Health and Beauty Mall

        MAJOR EVENTS IN FISCAL YEAR 2006 FOR ENTERTAINMENT SERVICES

        In January, M2B World developed a second server site to support its broadband entertainment on-demand channels. The additional server farm, based in San Jose, CA, will operate in tandem with the hub in Singapore and will primarily support broadband channel offerings for US and international markets, while increasing the Company's capacity to add feature-rich content and allow for expanded viewership without sacrificing the quality of the delivery. The San Jose server farm now host all sites that can be accessed by both international and US-based viewers.

        The additional server farm allows the Company to add newly developed applications while simultaneously increasing its US customer base without sacrificing the high bit rates and quality of streaming that the Company currently delivers. The dual points of origination are designed to ensure smooth delivery of content and provide an additional layer of reliability.

        In March 2006, the company announced the launch of a new subscription program with current partner, The Happy Digital Network & Information Technology Co ("Happydigi"), a media company of China Telecom. The new subscription program offers the current Happydigi subscribers the flexibility to access M2B video on-demand programming for periods of one, three and five days. Happydigi subscribers can allocate their paid online credits, also known as "dragon currency", to purchase passes to view streaming entertainment channels provided by M2B World.

        In April 2006, the Company's subsidiary M2B Commerce Limited, announced the signing of an initial five-year agreement with the leading ISP provider in Cambodia, Cogetel Limited, a Cambodian corporation, to offer its interactive, on-demand broadband entertainment platform and its proprietary micro-payment system to the Cambodian-based company which holds the Online brand.

        In May 2006, M2B World, Inc. secured a multi-year deal with Sony Pictures Television International (SPTI) for video-on-demand rights on film titles from both Sony Pictures Entertainment and Metro-Goldwyn-Mayer for M2B viewers. The agreement marks a significant advance in content rights for the Company. This deal will give M2B viewer's access to SPTI product in the window after local video release.

        In May 2006, the Company announced its official launch of its much anticipated Global Broadband TV Service, M2Btv, and its innovative PONY set-top box, making the duo available to consumers in 2006.

        PONY, is Amaru's cutting-edge set-top box. The unit, approximately the size of a standard DVD player, can be easily added to an existing entertainment center and will allow viewers to tap into the M2Btv service, as well as access the internet and the corresponding full range of benefits that internet accessibility provides. In addition, the PONY box allows for long sought after lifestyle solutions, including easy-to-use video conferencing, video messaging and shopping, and will be offered for free with a monthly subscription to M2Btv. Essentially, the two offerings have combined to bring the time-efficient benefits of IPTV into the living room, where the content and the internet will be directly accessible via existing hardware such as a television set and broadband internet connection. In August 2006 the Company and its subsidiary M2B World provided another must-have feature on its Global Broadband TV service: Online Interactive Games.

        In August 2006, the Company signed a Memorandum of Understanding (MOU) in Singapore with KBSi, the new media arm of leading Korean Broadcaster, KBS, for the distribution rights for several highly popular Korean dramas for broadband access.

        Following the distribution agreement signed with SONY Pictures, this MOU represents another milestone for the Company in forming strong strategic alliances with major content producers, both in the U.S. and Asia, and to deliver premium quality on-demand entertainment to its viewers and subscribers via broadband to any screen on the PC, 3G and TV.

        Toward end of 2006, the Company lined up a series of events to increase the ever-growing marketing exposure of the M2Btv service and PONY set-top box. The American Film Market, Third Street Promenade, House of Blues, and Universal Citywalk were among the many events the Company participated.

        In December 2006, the Company announced a partnership with Singapore Press Holdings Limited ("SPH"), to launch an SPH video news on-demand channel on Singapore's First Broadband TV service, launched by M2B World. Under the agreement, M2B World will convert, host and stream video news clips produced by SPH, as well as international video news content licensed from AP Digital a division of The Associated Press ("AP").

        This new SPH video news channel significantly expands the total offering of entertainment and education on-demand content provided by M2B World on Singapore's First Broadband TV service, reinforcing its position to provide a comprehensive range of video on-demand content in the living room.

        ONGOING DEVELOPMENTS OF 2005 INITIATIVES

        The Company continues to provide and plans to increase its VOD (video on demand) channels through its partnership with SingTel in Singapore that was made in 2004 which was further extended in May 2005 to cover 3G (Third Generation) wireless mobile phones.

        The Company's 5-year agreement with Chengdu Happy Digital Network & Information Technology Co, or "Happydigi", the media company of China Telecom, continues to allow M2B to develop the Happydigi Movies Entertainment Platform Website. This remains an important milestone for the Company, reflecting its continued penetration of the rapidly expanding Chinese broadband entertainment market. China Telecom is the largest fixed-line telecommunications operator in the country. Through M2B, Happydigi can gain access to an expansive range of Hollywood entertainment content via streaming broadband.

        M2B has previously partnered with CITV, the sole distributor of China Central Television Station's (CCTV) programs, to distribute Mandarin content via broadband outside of the People's Republic of China. This agreement expands M2B's reach.

        The Company's office in Hollywood, California will continue to focus on growing the brand within the US and will be an integral component of an overall brand growth strategy. This will include the continued completion of marketing, acquisition and distribution agreements with key Hollywood entertainment and fashion companies for the rights to a vast array of broadband streaming content.

        The Company's launch of www.highfashion7.com (HIGHFASHION7), a lifestyle channel that caters to a high fashion savvy viewer base worldwide, is set to stay. HIGHFASHION7 offers licensed coverage of international fashion runway shows from some of the well-known clothing designers in the world, as well as a sophisticated array of fashion features, which are available on demand 24 hours a day, seven days a week.

        Categories on the channel are Top Designers, which offer content from a list of fashion superstars such as Giorgio Armani, Christian Dior, Ralph Lauren, Versace and Gucci; Top Supermodels, with features on Cindy Crawford, Claudia Schiffer, Helena Christensen and Karen Mulder; Vintage Fashion, a look to the past with your favorite designers; Fashion Specials; Up Close and Personal; Fashion Feature of the Month; and a Fashion Webcast, providing in-depth coverage of an important current fashion event.

        The Company also continues to provide through its on-line e-commerce mall - 'www.royalhive.com' - health and beauty products. ROYALHIVE markets and sells high end health and wellness products; it will be co-branded with HIGHFASHION7 to reach the fashion savvy audience of this site.

        BROADBAND SERVICES

        The Company has an automated Content Management System ("CMS") to enhance its advertising service offered to clients and to provide a new revenue source for the Company. The system allows for the programming of video, animation, streaming and flash content to multiple destinations and was demonstrated back in 2005 at the Asia Television Forum (ATF
        2005), a regional platform for media buyers and sellers. As a sponsor at the event, M2B World showcased the automated CMS on plasma screens, together with programming from the M2B content library that includes movies, dramas, comedies, documentaries, music, fashion, lifestyle, learning and more.

        Linked by broadband networks and wireless set-top boxes to push content and scheduled advertising at physical premises, the CMS allows businesses the option of presenting targeted content on selected video displays in multiple locations, such as on different levels of a shopping mall, in various spots within a restaurant or club or on separate elevators in the same building.

        In store video panels can also carry individualized messages together with customized content to reach consumers and target audiences within the premises. The Company plans to further introduce this integrated CMS and content solution to U.S. clients in 2007. Businesses and advertisers can then readily offer customers feature-rich content with this versatile and easy-to-use CMS designed to advance brand-building activities and widen the advertising options for customer outreach. This integrated solution underscores M2B's key strength in delivering content for viewing on PCs, 3G mobile phones, PDAs as well as television screens. This is another method by which M2B is continuing to meet the consumer shift toward on-demand and personalized media experiences whether at home or work and now additionally on video screens in stores, restaurants, clubs and other business or leisure outlets.

        DIGIT GAMES

        The Company has an 18-year license to conduct nation wide lottery in Cambodia. The Company also signed an agreement with Allsports Limited, a British Virgin Islands company, to operate, administer, and manage the lottery digit games activities in Cambodia.

        E-TRAVEL SERVICES

        The Company's subsidiary, M2B World Travel Limited., signed a global agreement with Amadeus Global Travel Distribution, SA, a Spanish corporation. Through the agreement, M2B continues to offer direct access to the extensive range of travel options available through the Amadeus network to their viewers around the world. The agreement extends M2B's reach through its broadband streaming entertainment into the worldwide travel arena.

        According to PhoCusWright, a travel industry research provider, the online portion of those sales is growing particularly quickly in the U.S., Europe and the Asia-Pacific region, where combined online travel sales in those three geographic regions is estimated to top $115 billion this year. With eMarketer reporting that broadband currently reaches over 58 million households in Asia-Pacific alone, M2B World Travel Limited through its agreement with Amadeus, is now poised to immediately access and serve this consumer market.

        The M2B World Travel Website aims to provide competitive rates through its direct connection to the Amadeus System using the Elleipsis TravelTalk(TM) integration platform, which allows M2B to access not only the major travel providers, but an expanded roster of additional suppliers such as low-cost carriers, cruise lines, and widened hotel distribution channels all through one single, easy-to-use platform.

        The video e-travel portal brings an extensive range of travel options to our viewers and gives the Company an entry into the travel and tourism market; it directly aggregates travel solutions from 500 airlines, 58,000 hotel properties, some 42 car rental companies serving over 30,000 locations, as well as widespread air, ferry, rail, cruise, and tour operators with proprietary video content, allowing customers to the site to view their travel destination, thus influencing their purchasing decision.

        The Company plans to launch the M2B travel site in early part of 2007. No assurances can be made that such plan will materialize as planned.

        Markets

        The business operations and financial results of the Company are directly affected by the markets that the Company operates in.

        RISING DISPOSABLE INCOME AND USAGE OF PC AND BROADBAND TECHNOLOGY

        In many other parts of the world, especially emerging markets with growing use of PCs, Internet with fast growing number of broadband subscribers and rising disposable incomes, these markets offer significant growth potential.

        THE ADVENT AND INCREASING ADOPTION OF BROADBAND TECHNOLOGY

        The advent of broadband technology and ever-increasing bandwidth has pushed for the next generation of online on-demand broadband entertainment as one of the desired applications that will meet the needs of increasingly demanding and bandwidth hungry consumers and enterprise. Such technology can be further enhanced by the coupling of value added services, namely Internet telephony communication services and E-Commerce, together with the Broadband entertainment sites.

        The market consists of both the consumers and the enterprise. The demand from consumers is rich media content, on demand, highly interactive and fast. On the other hand the enterprise must reach out to such demands and the next generation through the new medium, or be left behind. To meet this demand, the Company has established relationships with major production houses, and access to major distributors worldwide. This is expected to put the Company in a position to acquire high quality, original video content. Such strategic positioning has resulted in the Company acquiring extensive content on broadband for multiple countries and for dedicated time periods.

        The Company intends to continue to maximize on its key strength, the packaging of our content. The Company believes that it will shape the delivery of its content in the most cost effective manner and innovative way.

        THE BOOMING ONLINE ADVERTISING MARKET

        According to the Euromonitor International, an industry research provider, the market for advertising is forecasted to grow by 119.1% from 2004 to 2009, to reach a value of US$609.3 billion.

        The online video is growing dramatically, with increased broadband penetration creating a larger audience, leading more advertisers to consider adding video to their online efforts. Jupiter Research estimates that the online video advertising industry is worth $1.3 billion.

        THE GROWTH OF ONLINE TRAVEL

        The travel business has already been impacted by the Internet. Travel companies have already used the Internet as a distribution channel and for ticketing and transaction processes. With the introduction of online booking and online travel agencies, the travel industry has only begun to realize the cost reduction potentials of e-business. The growth in online travel has caused a radical change in the travel retail market since the late 1990s, and is one area that continues to record growth after the slump in tourism that began in 2001. Travel as a commodity has proved ideally suited to e-commerce, as average spending is high, and the cost of delivering the goods is minimal.

        The online global travel retail opportunity represented a $85 billion market worth in 2004, according to Euromonitor in 2005.
                                       12

        THE GROWTH OF THE VIDEO ON DEMAND MARKET

        According to Jupiter Research, in 2007 the Video-on-Demand (VOD) market is expected to be worth $1.4 billion while the Subscription VOD market is worth $800 million.

        According to ZDNet Research, there were approximately 7.5 million worldwide cable-based VOD users at the end of 2004. VOD user growth is projected to remain strong for the next several years. Total worldwide users number 13 million at the end of 2005 and is forecasted to ultimately reach 34 million in 2009.

        A study released by Adams Media Research in 2007 forecasts that sales of video downloads will total $427 million in 2007. $1.2 billion in 2008, $2 billion in 2009, $3.1 billion in 2010, then hit $4.1 billion in 2011. The same study also predicts that advertiser spending on internet video streams to PCs and TVs will approach $1.7 billion in 2011.

        Business Risks

        ABILITY TO EXPAND CUSTOMER BASE

        The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals. An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, in the US, Europe and Asia. The degree of success of this depends on

        o our efforts to establish independent broadband sites in countries where conditions are suitable.

        o our ability to expand our offerings of content in entertainment and education, to include more niche channels and offerings.

        o our ability to provide content beyond just personal computers but to encompass television, wireless application devices and 3G hand phones.

        ABILITY TO ACQUIRE NEW MEDIA CONTENTS

        The continued ability of the Company to acquire rights to new media contents, at competitive rates, is crucial to grow and sustain the Company's business.

        AVAILABILITY OF TECHNOLOGICALLY RELIABLE NEW GENERATION OF BROADBAND DEVICES

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

        CAPITAL INVESTMENT IN BROADBAND INFRASTRUCTURE BY GOVERNMENT AND TELCOS

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

        COMPETITION FROM BROADBAND CABLE AND TV NETWORKS OPERATORS

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

        The Company's business is reliant on complex information technology systems and networks. Any significant system or network disruption could have a material adverse impact on our operations and operating results. The Company's nature of business is highly dependent on the efficient and uninterrupted operation of complex information technology systems networks, may they, either be that of ours, or our Telco/ ISP partners.

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

        LAW AND REGULATIONS GOVERNING INTERNET

        Increased regulation of the Internet or differing application of existing laws might slow the growth of the use of the Internet and online services, which could decrease demand for our services. The added complexity of the law may lead to higher compliance costs resulting in higher costs of doing business.

        UNAUTHORIZED USE OF PROPRIETARY RIGHTS

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

        LAW AND REGULATIONS GOVERNING BUSINESS

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

        OUTBREAK OF BIRD FLU PANDEMIC OR SIMILAR PUBLIC HEALTH DEVELOPMENTS

        Any future outbreak of the bird flu pandemic or similar adverse public health developments may have a material adverse effect on the Company's business operations, financial condition and results of operations.

        Competition

        The Company faces intense competition in every aspect of our business, and particularly in the acquisition of content.

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

        In the e-travel services business, the Company competes with the established traditional offline travel agencies and airlines as well as online travel players like Travelocity, Zuji, Expedia, Priceline.com. With the trend in the travel industry moving towards a constellation of cooperative alliances, the Company believes that there will be many opportunities for vertical as well as horizontal growth and integration of the various travel companies.

        The Company also competes within the industry for advertising revenue and viewers. More generically, the Company faces competition from other leisure entertainment activities from Video CDs (especially in Asia), DVDs to cinemas, home theatres and emerging mobile multi media kiosks and display panels.

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

        Employees

        As of December 31, 2006, the Company had a total 66 employees of which 53 are full time and 16 are part-time employees. Of the 66 employees, 54 are based in Singapore, two are based in Thailand and one is based in Cambodia and nine are based in the U.S.

ITEM 2  DESCRIPTION OF PROPERTY

        The headquarters for operations and management is located in Singapore in an office space of about 3,927 square feet. We entered into a three year operating lease paying a monthly rent of $4,545 (S$7,000). The lease will be due for renewal in 2008 and the rent will be based on the open market rates.

        In addition to the office which housed the management staff of the Company, there are three other offices: located in the US, Singapore and China. The office in the US is situated on Sunset Boulevard, West Hollywood and it consists of 2,965 square feet. The office in Singapore consists of about 6,727 square feet and is situated in 112 Middle Road, Singapore. The office in China consists of about 1,399 square feet and is situated in No.5, JingLi Dong Road, #2-17-4, Chengdu, Sichuan. These three offices are on monthly lease and the rental is $10,530 for the US office, $10,790 (S$16,620) for the Singapore office and $779 (S$1,200) for the Chengdu office.

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

ITEM 3  LEGAL PROCEEDINGS

        As of the date of this report, we are not a party to any material pending legal proceedings.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the year ended December 31, 2006 and quarter ended December 31, 2006, no matters were submitted to a vote of our common stockholders.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

        PUBLIC MARKET

        Our common stock trades on the National Association of Securities Dealers' over-the-counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 20, 2007, there were 438 holders of our common stock.

        The price of the Company's stock as of March 20, 2007 was $0.70.

        On January 19, 2007, the Company announced that its common stock is trading on the OTCBB, effective January 19, 2007 under the symbol "AMRU". The Company's common stock was previously trading on the Pink Sheets Electronic Quotation System.

        The Company's high and low closing bid and close information for the fiscal year ended December 31, 2006 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

        Date                          Open         High         Low       Close/Last*
        March 2005                   1.2500       1.2500       1.2000       1.2000
        Second Quarter 2005          1.5000       3.5000       1.5000       3.5000
        Third Quarter 2005           3.5000       4.5000       1.4500       4.0000
        Fourth Quarter 2005          4.5000       5.0500       1.4500       5.0500
        First Quarter 2006           0.5250       1.3130       1.1250       1.2250
        Second Quarter 2006          1.1250       1.3750       1.2500       2.2000
        Third Quarter 2006           2.5200       2.0400       0.9000       0.7000
        Fourth Quarter 2006          0.6500       0.9200       0.5000       0.5500

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

        RECENT SALE OF UNREGISTERED SECURITIES

        In January and February 2006, the Company issued a total of 5,520,000 shares of common stock through private placement at a price of $0.75 per share for a value of $4,140,000. These shares were subscribed and paid for before December 31, 2005 pursuant to the Company's private placement.

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

        The total amount of funds raised through the private placement of shares of common stock for the year ended December 31, 2006 was $11,998,799.

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

        On June 8, 2005, the Company issued 580,000 shares of common stock through a private placement at a price of $0.75 a share for a total amount of $435,000 for repayment of accounts payable.

        On December 30, 2005, the Company approved the issue of 20,000 "restricted" shares of common stock at a price of $0.75 per share to a consultant for services to be rendered to the Company. The shares were issued in January 2006. The services of the consultant pertaining to these shares issued were not rendered as of December 31, 2005.

        In the fiscal year ended December 31, 2005, the Company issued a total of 16,132,000 shares of common stock through private placement at a price of $0.75 per share for a total amount of $12,099,000.

        A further 5,520,000 shares were subscribed before December 31, 2005 through private placement at a price of $0.75 per share for a total purchase price of $4,140,000. The shares were issued in January 2006.

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

        On October 1, 2004, Amaru Inc. issued 400,000 "restricted" shares of common stock for services valued at $5,000. The shares were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act.

        On October 25, 2004, a total of 143,000 shares of Series A Preferred Stock was converted to 5,500,000 shares of common stock of Amaru Inc.

        On October 28, 2004, Amaru Inc. issued 1,200,000 shares of common stock through private placement at a price of $0.70 per share.

        On November 20, 2004, Amaru Inc. issued 400,000 shares of common stock through private placement at a price of $0.70 per share.

        On December 10, 2004, Amaru Inc. issued 800,000 shares of common stock through private placement at a price of $0.75 per share.

        On December 11, 2004, Amaru Inc. issued 400,000 shares of common stock through private placement at a price of $0.75 per share.

ITEM 6  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

        In fiscal 2006, the Company restructured its operations to meet fully its global expansion initiatives, enhancing its competitiveness and efficiency in a growing global business. The business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

        M2B WORLD PTE. LTD.

        M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and overseas the Asian business. With effect from September 1, 2006, the Company's Asian business was overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd.

        The Company took an investment on May 16, 2005 for a 9.1% equity position with a company called Activ Lifestyle Pte Ltd in Singapore to help facilitate Amaru Inc.'s diversification into the health and wellness market. On September 27, 2005, the Company raised its investment in Activ Lifestyle Pte Ltd to 12.6%. This was further increased to 17.4% as of December 31, 2006.

        In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. During 2006, M2B World Pte. Ltd. divested part of its interest in Auston. As of December 31, 2006, the Company's equity interest in Auston stands at 12.5%.

        M2B WORLD, INC.

        M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company has leased a new office on Sunset Boulevard, West Hollywood that came into effect in August 2006.

        This subsidiary oversees the new global Broadband TV (IPTV) service. A new server farm was set up in the U.S. in San Jose California in December 2005 to expand the broadband streaming infrastructure; in order to handle the business in North America and also the global IPTV service.

        On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. The investment will allow M2B World, Inc. to access the library of programs of Indie Vision Films, Inc.

        M2B WORLD ASIA PACIFIC PTE. LTD.

        M2B World Asia Pacific Pte Ltd was incorporated in the Republic of Singapore on 1 August 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region. This company had taken over the Asian business operations as well as the assets and liabilities of M2b World Pte. Ltd. with effect from September 1, 2006.

        M2B COMMERCE LIMITED

        M2B Commerce Limited, a company incorporated in the British Virgin Islands on July 25, 2002, focuses on e-commerce and e-trading, with a branch in Cambodia that oversees the digit gaming operation in Cambodia.

        The Company has an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit games activities in Cambodia, as an extension of the Company's entertainment operations.

        The company has entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort is targeted at families as it will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. As of December 31, 2006, the company had invested $2,402,613 in relation to this investment. The resort was completed and is in operation subsequent to the balance sheet date.

        M2B ENTERTAINMENT, INC.

        M2B Entertainment, Inc. was incorporated on October 27, 2005 and is dormant as of December 31, 2006. This subsidiary will oversee the Company's Canadian market. As of December 31, 2006, this subsidiary is dormant.

        M2B AUSTRALIA PTY LTD

        M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of December 31, 2006, this subsidiary is dormant.

        M2B WORLD TRAVEL SINGAPORE PTE. LTD.

        M2B World Travel Singapore Pte Ltd was incorporated in the Republic of Singapore on March 7, 2006. This subsidiary of M2B World Travel Limited launches a global online travel platform which offers global e-travel services.

        The Company has completed the development of an online travel engine and travel web applications for integration with suppliers of travel information and travel services; and incorporating travel features with current media operations under the M2B brand name in 2006. It has launched its e-travel services at the beginning of 2007.

        M2B World Travel Limited signed a global agreement with Amadeus Global Travel Distribution, SA, a Spanish corporation. Through the agreement, the company will be able to offer direct access to the extensive range of travel options available through the Amadeus network to viewers around the world.

        AMARU HOLDINGS LIMITED AND M2B WORLD HOLDINGS LIMITED

        Amaru Holdings Limited and M2B World Holdings Limited are incorporated in the British Virgin Islands on February 21, 2005 and June 15, 2006, respectively. Amaru Holdings Limited focuses on content syndication and distribution in areas other than Asia Pacific region. M2B World Holdings Limited focuses on content syndication and distribution in Asia Pacific region and is a subsidiary of M2B World Asia Pacific Pte. Ltd.

        TREMAX INTERNATIONAL LIMITED AND M2B WORLD TRAVEL LIMITED

        Tremax International Limited and M2B World Travel Limited are both incorporated in the British Virgin Islands on June 8, 2006 and May 3, 2005 respectively. Both companies are investment holdings companies.

        In the preparation of the financial statements, the Company adopted the following critical accounting policies.

        INTANGIBLE ASSETS

        Intangible assets consist of film library, gaming and software license and product development costs. Intangible assets which were purchased and have indefinite lives are stated at cost less impairment losses. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are amortized over the period of the contract, which is two to 18 years.

        REVENUE

        Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions revenue are recognized as earned.

        The Company has adopted accounting pronouncements issued before December 31, 2006, that are applicable to the Company.

        In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements -- Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff's views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements -- Materiality ("SAB 99"). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The adoption of SAB 108 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 31, 2006.

        Recent Accounting Pronouncements

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.

        In March 2006, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF 06-3"). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.

        Results of Operations

        For the fiscal year ended December 31, 2006 compared with the fiscal year ended December 31, 2005

        REVENUE

        Our revenue for the year ended December 31, 2006 (FY2006) increased by $14,477,353 or 80.0% to $32,573,275 from $18,095,922 for the year ended
        December 31, 2005 (FY2005) mainly due to the full year effect of the operation of the digit gaming activities in Cambodia and the increase in content syndication and licensing revenue.

        The main bulk of the revenue for FY2006 was from the entertainment services and digit gaming operations. Entertainment services revenue registered an increase of $4,774,313 or 145.6% from $3,278,833 in FY2005 to $8,053,146 in FY2006 while the digit gaming revenue registered an increase of $9,691,836 or 65.4% from $14,813,629 in FY2005 to
        $24,505,465 in FY2006.

        The increase was contributed by an increase in licensing revenue as well as the full year effect of the operations of the digit gaming (lottery) operations in Cambodia, which only commenced in May 2005.

        COST OF SERVICES

        Cost of services for FY2006 was $24,302,425 which increased by $7,950,377 or 48.6% from $16,352,048 in FY2005. As a proportion of revenue, the cost of services for FY2006 was 74.6% (cost of services at $24,302,425 and revenue of $32,573,275) as compared to 90.4% (cost of services at $16,352,048 and revenue at $18,095,922) in FY2005. This improvement was mainly due to the licensing revenue generated during the year which tends to have a higher margin.

        The significant increase in cost of services was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for the digit games and the payment of royalties for the lottery license. This accounted for $23,673,958 of the total cost of $24,302,425 (97.4%).

        DISTRIBUTION COSTS

        Distribution costs increased by $344,651 or 31.3% in FY2006 from $1,102,339 in FY2005 to $1,446,990 in FY2006. The increase in distribution costs were mainly due to increased spending on the branding of the M2B brand, marketing and promoting the Global Broadband TV Service, which increased by $190,439 or 21.6% from $881,572 in FY2005 to $1,072,011 in FY2006 as well as the increased in traveling expenses to promote the Global Broadband TV Service.

        GENERAL AND ADMINISTRATIVE EXPENSES

        Administration expenses for FY2006 increased by $3,280,975 or 164.1% from $1,998,803 in FY2005 to $5,279,778 in FY2006.

        The increase in administration expenses in FY2006 were attributed mainly to increases in:

        (a)     Staff costs

                Staff costs had increased by $1,066,344 or 129.1% from $825,956 in FY2005 to $1,892,300 in FY2006 as a result of the increase in the number of professional employees hired to cater to the expanding and growing business.

        (b)     Depreciation and amortization.

                The increase in depreciation was attributed to the leasehold improvements for the expansion of the offices, new editing suites and laptops provided to staff to cater to the demands of the growing business as well as the Pony set-top boxes installed in the homes and offices of the customers. Depreciation expense increased by $173,100 or 275.2% from $62,893 in FY2005 to
                $235,993 in FY2006.

                The increase in license amortization came from the film library, on-line games license and gaming license in Cambodia. Amortization charged in FY2006 increased by $772,835 or 214.5% from $360,349 in FY2005 to $1,133,184 in FY2006.

        (c)     Legal and professional fees.

                The increase were mainly due to the higher costs of the quarterly review and accrual of audit fees as a result of the expansion of the business, legal fees incurred in review of contracts and filing and professional fees incurred in the valuation of the film library of the Company. Legal and professional fees increase by $665,480 or 196.0% from $339,491 in FY2005 to $1,004,971 in FY2006.

        OTHER INCOME

        Other income increased by $372,786 from $2,374 in FY2005 to $375,160 in FY2006 mainly due to the gain on disposal of investment available for sale, interest income from deposit placed with financial institutions and management fee income received.

        INCOME (LOSS) FROM OPERATIONS

        The profit from operations was $1,544,082 in FY2006 as compared to a loss of $1,357,268 in FY2005. The profit from operations in FY2006 was mainly attributed to the revenue generated from the licensing income and lower cost of services as compared to FY2005 as well as from the gain on sale of available for sale investment.

        SALE OF M2B GAME WORLD PTE. LTD.

        On December 20, 2005, the Company sold 81% of M2B Game World Pte. Ltd. to Auston for $2,147,580. The gain from this sale was $1,643,016 and included in gain from discontinued operations. This is a strategic move as it enables the Company to partner Auston who has in depth knowledge of the Asian market and consumers.

        NET INCOME

        Net income increased by $1,083,784 or 650.0% from $166,745 in FY2005 to $1,250,529 in FY2006 mainly due to the increase in licensing income and lower cost of services offset by higher distribution and administrative expenses.

        Liquidity and Capital Resources

        The Company had cash of $2,294,984 as of December 31 2006 as compared to cash of $4,776,819 as of December 31, 2005.

        The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

        During the financial year ended December 31, 2006, the Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly, the Company believes its exposure to market interest rate risk is not material.

        Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2007 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

        In North America, the Company had launched new broadband entertainment and business training content sites in 2006. A new server farm had been built in the U.S. to handle the North American business and the global IPTV service. The Company plans to offer multiple TV channels, delivered live over the Internet, to homes that have a high-speed internet connection. This service is to be available in the U.S. and Singapore in July 2006 with about 50 channels available to customers. The Company intends to provide a similar service to broadband users worldwide in early part of 2007. No assurances can be made that such plans will be carried out in a timely manner.

        The Company plans to launch an innovative travel e-commerce portal, marketing travel products and services available through a on-demand video travel portal and providing distribution and technology solutions for the travel industry in 2007. No assurances can be made that such plan will materialize as planned.

        The Company is continuing to raise additional funds through its private placement of equity to fund its business expansions and working capital. In FY2006, the Company raised a total of $11,270,743, net of issuance costs of $728,056.

        The Company believes that it can continue to raise funds through private placement of its securities to fund its growth and expansion, however, no assurances can be made that the Company will raise sufficient funds as planned.

        New Contracts entered into in fiscal year 2006

        (a) On January 12, 2006, the Company through its subsidiary, M2B Commerce Limited entered into an investment agreement with Khoo Kim Leng. Khoo Kim Leng is the beneficial owner of Dai Long Co who intends to develop and operate an integrated resort in the Kingdom of Cambodia consisting of hotel, guest house, shopping arcade, entertainment and amusement centre and some gaming tables. Pursuant to the terms of the Agreement, M2B Commerce Limited will acquire 25% beneficial ownership in Dai Long for $3million. A downpayment of $1.24 million shall be paid within 30 days from signing of the Agreement. The initial downpayment of $1.24 million shall be converted into 5% equity of Dai Long. The remaining $1.76 million of the agreed payment shall be made within 90 days of the signing of the Agreement, pursuant to the results of the feasibility and land valuation study as stated in the Agreement.

                In the event, M2B Commerce Limited is not able to continue with the investment, all monies invested shall be converted into equity as follows: $1.24 million for 5% equity shares of Dai Long, $1.76 million for 20% equity shares of Dai Long, prorated accordingly in the event of partial payment by M2B Commerce Limited.

        (b) On March 14, 2006, the Company through its subsidiary, M2B Commerce Limited (British Virgin Islands) entered into a five year agreement with an ISP provider in Cambodia, Cogetel Limited, a Cambodian corporation, to offer its interactive, on-demand broadband entertainment platform and its proprietary micro-payment system to the Cambodian-based company which holds the Online brand.

        (c) On March 15, 2006, the Company through its subsidiary, M2B World Travel Ltd. entered into an agreement with a travel service provider in China, China International Travel Services (CITS, Sichuan Province) that will facilitate the linking of the M2B World Travel platform with the CITS network within the major tourist hubs in China beginning with Sichuan.

        (d) On April 24, 2006, the Company through its subsidiary, Amaru Holdings Limited, entered into a License Agreement with Sony Pictures Television International, a division of CPT Holdings, a Delaware corporation, to obtain a limited non-exclusive license with respect to providing the Company's private residential Video-on Demand television programming service. The programs included in the License Agreement will be selected from the available Sony and MGM film library as set forth in the License Agreement.

ITEM 7   CONSOLIDATED FINANCIAL STATEMENTS


         OUR CONSOLIDATED FINANCIAL STATEMENTS ARE INCLUDED HEREIN.



         TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS          PAGE


         Report of Independent Registered Public Accounting Firm       F-2 - F-3

         Consolidated Balance Sheets                                      F-4

         Consolidated Statements of Income                                F-5

         Consolidated Statements of Stockholders' Equity and
           Comprehensive Income                                        F-6 - F-7

         Consolidated Statements of Cash Flows                         F-8 - F-9

         Notes to Consolidated Financial Statements                       F-10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Amaru, Inc.


We have audited the accompanying consolidated balance sheet of Amaru, Inc. and subsidiaries, as of December 31, 2006, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to, nor have we been engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaru, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.




/s/ Nexia Court & Co.
April 11, 2007

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




/s/ MENDOZA BERGER & COMPANY, LLP
Irvine, California
March 15, 2006


                                       AMARU, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                     AS OF DECEMBER 31, 2006 AND 2005


                                                                        DECEMBER 31,       DECEMBER 31,
                                                                            2006               2005
                                                                       --------------     --------------
ASSETS
Current assets
Cash and cash equivalents                                              $   2,294,984      $   4,776,819
Accounts receivable, net                                                   2,106,647            842,371
Inventories                                                                1,689,634             12,280
Other current assets                                                         539,604            235,286
                                                                       --------------     --------------
     Total current assets                                                  6,630,869          5,866,756

Non-current assets
Property and equipment, net                                                1,215,744            437,194
Intangible assets, net                                                    28,886,883         11,852,223
Investments available for sale                                            12,158,351          2,588,786
                                                                       --------------     --------------
     Total non-current assets                                             42,260,978         14,878,203
                                                                       --------------     --------------

Total assets                                                           $  48,891,847      $  20,744,959
                                                                       ==============     ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                  $   2,101,970      $     656,484
Income taxes payable                                                          58,473                 --
Advances from related parties                                                     --             58,392
                                                                       --------------     --------------
     Total current liabilities                                             2,160,443            714,876

Deferred tax liabilities                                                   1,684,158            157,756
                                                                       --------------     --------------
     Total liabilities                                                     3,844,601            872,632

Commitments                                                                       --                 --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized;
     0 shares issued and outstanding at December 31, 2006 and
     2005, respectively                                                           --                 --
Common stock (par value $0.001) 200,000,000 shares authorized;
     153,638,528 and 125,591,120 shares issued and outstanding at
     December 31, 2006 and 2005, respectively                                153,638            125,591
Additional paid-in capital                                                38,942,126         14,642,550
Subscribed common stock, 420,000 and 5,675,840 shares at
     December 31, 2006 and 2005 respectively                                 189,000          4,256,880
Retained earnings                                                          2,084,908            834,379
Accumulated other comprehensive income                                     3,677,574             12,927
                                                                       --------------     --------------
     Total stockholders' equity                                           45,047,246         19,872,327
                                                                       --------------     --------------
Total liabilities and stockholders' equity                             $  48,891,847      $  20,744,959
                                                                       ==============     ==============


                       See accompanying notes to consolidated financial statements

                                                   F-4










                                       AMARU, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                              FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005


                                                                               FOR THE YEAR ENDED
                                                                       ---------------------------------
                                                                        DECEMBER 31,       DECEMBER 31,
                                                                            2006               2005
                                                                       --------------     --------------

Revenue:
     Entertainment                                                     $   8,053,146      $   3,278,833
     Digit gaming                                                         24,505,465         14,813,629
     Other                                                                    14,664              3,460
                                                                       --------------     --------------
     Total revenue                                                        32,573,275         18,095,922

Cost of services                                                          24,302,425         16,352,048
                                                                       --------------     --------------
Gross profit                                                               8,270,850          1,743,874

Distribution costs                                                         1,446,990          1,102,339
General and administrative expenses                                        5,279,778          1,998,803
                                                                       --------------     --------------
Total expenses                                                             6,726,768          3,101,142
                                                                       --------------     --------------

Income (loss) from operations                                              1,544,082         (1,357,268)

Other (income) expense:
Gain on disposal of property and equipment                                        --               (151)
Gain on sale of investment available for sale                               (185,686)                --
Management fee income                                                        (60,247)                --
Interest income                                                             (129,227)            (2,223)
                                                                       --------------     --------------
Income (ioss) before income taxes                                          1,919,242         (1,354,894)

Provision for income taxes                                                   668,713            121,377
                                                                       --------------     --------------
Income (loss) before discontinued operations                               1,250,529         (1,476,271)

Discontinued operations:
     Income from operations of discontinued component,
     including income from disposal of discontinued operations                    --          1,643,016

     Income tax                                                                   --                 --
                                                                       --------------     --------------
     Net gain on discontinued operations                                          --          1,643,016
                                                                       --------------     --------------

Net income                                                             $   1,250,529      $     166,745
                                                                       ==============     ==============

Income (loss) per share before discontinued operations
-    basic and diluted                                                 $        0.01      $       (0.01)
                                                                       ==============     ==============
Income per share from discontinued operations
-    basic and diluted                                                 $          --      $        0.01
                                                                       ==============     ==============
Net income per share
-    basic and diluted                                                 $        0.01      $        0.00
                                                                       ==============     ==============
Weighted average number of common shares outstanding
-    basic and diluted                                                   148,346,686        117,675,312
                                                                       ==============     ==============


                       See accompanying notes to consolidated financial statements

                                                   F-5






                                                    AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005


                                                                                                 ACCUMULATED OTHER
                 PREFERRED STOCK              COMMON STOCK                                      COMPREHENSIVE INCOME
                ------------------  ----------------------------------                         -----------------------
                 NUMBER     PAR                    PAR     ADDITIONAL   SUBSCRIBED              CURRENCY                  TOTAL
                   OF      VALUE     NUMBER OF    VALUE      PAID-IN      COMMON     RETAINED  TRANSLATION  FAIR VALUE SHAREHOLDERS'
                 SHARES   ($0.001)    SHARES     ($0.001)    CAPITAL      STOCK      EARNINGS    RESERVE      RESERVE     EQUITY
                --------  --------  -----------  --------  -----------  ----------  ----------  ----------  ----------  -----------

Balance at
  December 31,
  2004                --        --  108,800,000  $108,800  $ 2,851,151  $       --  $  667,634  $    9,188  $       --  $ 3,636,773

Common stock
  issued for
  cash                --        --   16,132,000    16,132   11,297,719          --          --          --          --   11,313,851

Common stock
  issued for
  repayment of
  trade account
  payable             --        --      580,000       580      434,420          --          --          --          --      435,000

Common stock
  issued for
  services            --        --       79,120        79       59,260          --          --          --          --       59,339

Common stock
  subscribed
  for cash
  (5,520,000
  shares)             --        --           --        --           --   4,140,000          --          --          --    4,140,000

Common stock
  subscribed
  for services
  (155,840
  shares)             --        --           --        --           --     116,880          --          --          --      116,880

Net income            --        --           --        --           --          --     166,745          --          --      166,745

Comprehensive
  loss on
  currency
  translation         --        --           --        --           --          --          --       3,739          --        3,739

                                                                                                                        -----------
Comprehensive
  income              --        --                                                                                          170,484

                --------  --------  -----------  --------  -----------  ----------  ----------  ----------  ----------  -----------
Balance at
  December 31,
  2005                --        --  125,591,120  $125,591  $14,642,550  $4,256,880  $  834,379  $   12,927  $       --  $19,872,327
                ========  ========  ===========  ========  ===========  ==========  ==========  ==========  ==========  ===========



                                     See accompanying notes to consolidated financial statements





                                                    AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                            FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005


                                                                                                 ACCUMULATED OTHER
                 PREFERRED STOCK              COMMON STOCK                                      COMPREHENSIVE INCOME
                ------------------  ----------------------------------                        ------------------------
                 NUMBER     PAR                    PAR     ADDITIONAL   SUBSCRIBED              CURRENCY                  TOTAL
                   OF      VALUE     NUMBER OF    VALUE      PAID-IN      COMMON     RETAINED  TRANSLATION  FAIR VALUE SHAREHOLDERS'
                 SHARES   ($0.001)    SHARES     ($0.001)    CAPITAL      STOCK      EARNINGS    RESERVE      RESERVE     EQUITY
                --------  --------  -----------  --------  -----------  ----------  ----------  ----------  ----------  -----------

Balance at
  December 31,
  2005                --        --  125,591,120  $125,591  $14,642,550  $4,256,880  $  834,379  $   12,927  $       --  $19,872,327

Common stock
  issued for
  cash                --        --   15,339,568    15,339   11,255,404          --          --          --          --   11,270,743

Common stock
  issued for
  services            --        --       40,000        40       59,960          --          --          --          --       60,000

Subscribed
  common stock
  issued              --        --    5,675,840     5,676    4,251,204  (4,256,880)         --          --          --           --

Common stock
  issued in
  exchange for
  acquisition
  of film
  library             --        --    6,992,000     6,992    8,733,008          --          --          --          --    8,740,000

Common stock
  subscribed
  for services
  (420,000
  shares)             --        --           --        --           --     189,000          --          --          --      189,000

Net income            --        --           --        --           --          --   1,250,529          --          --    1,250,529

Change in
  fair value
  of equity
  securities
  available for
  sale, net of tax    --        --           --        --           --          --          --          --   3,664,647    3,664,647

                                                                                                                        -----------
Comprehensive
  income              --        --                                                                                        4,915,176

                --------  --------  -----------  --------  -----------  ----------  ----------  ----------  ----------  -----------
Balance at
  December 31,
  2006                --        --  153,638,528  $153,638  $38,942,126  $  189,000  $2,084,908  $   12,927  $3,664,647  $45,047,246
                ========  ========  ===========  ========  ===========  ==========  ==========  ==========  ==========  ===========


                                     See accompanying notes to consolidated financial statements


                                                                 F-7





                                       AMARU, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005


                                                                               FOR THE YEAR ENDED
                                                                       ---------------------------------
                                                                        DECEMBER 31,       DECEMBER 31,
                                                                            2006               2005
                                                                       --------------     --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $    1,250,529     $      166,745
Adjustments to reconcile net income to cash and
     cash equivalents used or provided by operations:
     Amortization                                                           1,133,184            360,349
     Depreciation                                                             235,993             62,893
     Gain on disposal of property and equipment                                    --               (151)
     Gain on sale of investment available for sale                           (185,686)                --
     Gain on sale of discontinued operations                                       --         (1,643,016)
     Acquisition of investment in exchange for account receivable          (3,000,000)                --
     Common stock issued and subscribed for services                          249,000            176,219
Changes in operation assets and liabilities
     Accounts receivable                                                   (1,264,276)          (842,132)
     Inventories                                                           (1,677,354)           (12,280)
     Other current assets                                                    (304,318)           451,027
     Accounts payable and accrued expenses                                  1,445,486            612,343
     Income tax payable                                                       668,713                 --
                                                                       --------------     --------------
Net cash used in operating activities                                      (1,448,729)          (668,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of property and equipment                                       --                151
Proceeds from sale of investment available for sale                         1,238,001                 --
Product development expenditures                                              (50,968)           (17,460)
Acquisition of property and equipment                                      (1,014,543)          (482,176)
Acquisition of software and gaming licenses and film library               (9,376,876)        (9,090,488)
Acquisition of investments available for sale                              (3,041,071)          (945,770)
                                                                       --------------     --------------
Net cash used in by investing activities                                  (12,245,457)       (10,535,743)

CASH FLOWS FROM FINANCING ACTIVITIES
Payable to related parties                                                    (58,392)          (121,344)
Issuance of common stock for cash                                          11,270,743         11,313,851
Proceeds from stock subscriptions                                                  --          4,140,000
                                                                       --------------     --------------
Net cash provided by financing activities                                  11,212,351         15,332,507

Effect of exchange rate changes on cash and cash equivalents                       --              3,739
                                                                       --------------     --------------
CASH FLOWS FROM ALL ACTIVITIES                                             (2,481,835)         4,132,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,776,819            644,319
                                                                       --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    2,294,984     $    4,776,819
                                                                       ==============     ==============


                       See accompanying notes to consolidated financial statements

                                                   F-8





                                       AMARU, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEAR ENDED DECEMBER 31, 2006 AND 2005


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Common stock issued for repayment of trade accounts payable            $           --     $      435,000
Common stock issued for acquisition of film library                    $    8,740,000     $           --
Acquisition of film library and content (1)                            $    2,100,000     $           --
Acquisition of investments (2)                                         $    3,000,000     $    2,147,580
Write off of fully depreciated fixed assets                            $           --     $        7,962
                                                                       ==============     ==============


(1)   On June 6, 2006, the Company through its subsidiary, M2B Commerce Limited, entered into a licensing agreement for a licensing fee of $2.1 million on sale of licensing rights for its Pony set-top boxes on a non-exclusive basis in four Asian countries. This $2.1 million receivable was set off against payable for the acquisition of a gaming license by the Company. This is a license for operating multi-player online games for a period of twenty years commencing from June 2006. The gaming license was acquired at a cost of $2.4 million. The balance of $0.3 million payable to the supplier was settled in cash.

(2)   On August 22, 2006, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. subscribed for 25% interest in an investment for $3.2 million. On September 1, 2006, the investee company entered into a licensing agreement with M2B World Asia Pacific Pte. Ltd. for $3 million worth of film library. On September 1, 2006, both parties agreed to set-off the outstanding balances with the balance of $0.2 million being paid in cash.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


1.    BASIS OF PRESENTATION AND REORGANIZATION

      1.1   Description of Business

            Amaru, Inc. (the Company) through its subsidiaries under the M2B brand is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, Education-on-demand and E-commerce streaming over Broadband channels, Internet portals and Third-Generation (3G) devices globally. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to target specific viewer profiles and lifestyles of local and international audiences. The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      2.1   Principles of Consolidation

            The consolidated financial statements include the financial statements of Amaru, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      2.2   Use of Estimates

            The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include carrying amount of property and equipment, intangibles, valuation allowances of receivables and inventories. Actual results could differ from those estimates.

            Management has not made any subjective or complex judgments the application of which would result in any material differences in reported results.

      2.3   Cash and Cash Equivalents

            Cash and cash equivalents are defined as cash on hand, demand deposits and short-term, highly liquid investments readily convertible to cash and subject to insignificant risk of changes in value.

            Cash in banks and short-term deposits are held to maturity and are carried at cost. For the purposes of the consolidated statements of cash flows, cash and cash equivalents consist of cash on hand and deposits in banks, net of outstanding bank overdrafts.

            The Company monitors its liquidity risk and maintains a level of cash and cash equivalents deemed adequate by management to finance the Company's operations and to mitigate the effects of fluctuations in cash flows.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


      2.4   Trade Accounts Receivable

            Trade accounts receivable, which generally have 30 to 90 day terms, are recorded at the invoiced amount less an allowance for any uncollectible amounts (if any) and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debts are written off as incurred. The Company does not have any off-balance sheet credit exposure related to its customers.

            The Company's primary exposure to credit risk arises through its trade accounts receivable. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies.

            Licensing and advertising revenues were concentrated with five customers totalling 99.8% of these related revenues for the year ended December 31, 2006 and six customers totaling 97.6% of these related revenues for the year ended December 31, 2005.

            The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                                          FOR THE YEAR ENDED
                                                      -------------------------
                                                      DECEMBER 31,  DECEMBER 31,
                                                          2006          2005
                                                      ------------  ------------

            Sales outside of the U.S.                 $ 32,573,155  $ 18,095,922

            Services purchased outside of the U.S.    $ 24,153,201  $ 16,284,120

      2.5   Inventories

            Inventories are carried at the lower of cost or and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition.

      2.6   Property and Equipment

            Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statement of income of the respective period. The estimated useful lives of the assets range from 3 to 5 years.

      2.7   Intangible Assets

            Intangible assets consist of film library, gaming and software licence and product development costs. Intangible assets which were purchased and have indefinite lives are stated at cost less impairment losses. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are amortized over the period of the contract, which is two to 18 years.

            Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


            The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002 as product development costs. The Company projects that these development costs will be useful for up to five years before additional significant development needs to be done.

      2.8   Investments

            The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). There are no investments classified as trading or held-to-maturity as of December 31, 2006 and 2005.

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

      2.9   Valuation of Long-Lived Assets

            The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the years ended December 31, 2006 and 2005.

      2.10  Advances from Related Party

            Advances from related party are unsecured, non-interest bearing and payable on demand.

      2.11  Foreign Currency Translation

            Transactions in foreign currencies are translated at foreign exchange rates ruling at the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies at the balance sheet date are translated into US dollars at foreign exchange rate ruling at that date. Non-monetary assets and liabilities measured at cost in a foreign currency are translated using exchange rates at the date of the transaction. Foreign currency transaction gains and losses are included in determining net income and were not significant.

      2.12  Revenues

            Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions revenue are recognized as earned.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


      2.13  Costs of Services

            The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period its was incurred.

      2.14  Income Taxes

            Deferred income taxes are determined using the liability method in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

      2.15  Earnings (Loss) Per Share

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

      2.16  Financial Instruments

            The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses and other liabilities approximate their fair value.

      2.17  Advertising

            The cost of advertising is expensed as incurred. For the years ended December 31, 2006 and 2005, the Company incurred advertising expenses of $1,072,011 and $881,572 respectively.

      2.18  Reclassifications

            Certain prior year amounts have been reclassified to conform to the current year presentation.

      2.19  Recent Accounting Pronouncements

            The Company has adopted accounting pronouncements issued before December 31, 2006, that are applicable to the Company.

            In September 2006, the SEC published Staff Accounting Bulletin Topic 1N, Financial Statements -- Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 addresses how a company should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


            used to compute the amount of a misstatement. Specifically, the amount should be computed using both the "rollover" (current year income statement perspective) and "iron curtain" (year-end balance sheet perspective) methods. SAB 108 does not address how to evaluate materiality, that is, how to assess the quantitative and qualitative effects of a misstatement on the financial statements. The SEC staff's views on evaluating the materiality of an error are covered in SAB Topic 1M, Financial Statements -- Materiality ("SAB 99"). Companies that will need to change their method for computing the amount of an error must adopt the dual approach for fiscal years ending after November 15, 2006, which is effective with our year ended December 31, 2006. A change in the method of quantifying errors represents a change in accounting policy. Under FAS 154, changes in accounting policy generally are accounted for using retrospective application; however, SAB 108 permits public companies to report the cumulative effect of the new policy as an adjustment to opening retained earnings. The adoption of SAB 108 did not impact our consolidated financial position, results of operations or cash flows for the year ended December 31, 2006.

            In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company's financial position and results of operations.

            In March 2006, the Emerging Issues Task Force ("EITF") reached a tentative consensus on Issue No. 06-3, How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation) ("EITF 06-3"). EITF 06-3 addresses income statement classification and disclosure requirements of externally-imposed taxes on revenue-producing transactions. EITF 06-3 is effective for periods beginning after December 15, 2006. We do not expect the implementation of EITF 06-3 to have a material impact on our consolidated financial position, results of operations or cash flows.

            In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and requires enhanced disclosures about fair value measurements. SFAS 157 requires companies to disclose the fair value of their financial instruments according to a fair value hierarchy, as defined and may require companies to provide additional disclosures based on that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact adoption of SFAS 157 may have on our consolidated financial statements.


3.    OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                                      DECEMBER 31,  DECEMBER 31,
                                                          2006          2005
                                                      ------------  ------------

      Prepayments                                     $    177,278  $    212,097
      Deposits                                             172,882        16,016
      Other receivables                                    189,444         7,173
                                                      ------------  ------------
                                                      $    539,604  $    235,286
                                                      ============  ============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         2006          2005
                                                     ------------  ------------

      Office equipment                               $    721,085  $    431,791
      Motor vehicle                                        11,000        11,000
      Furniture, fixture and fittings                     556,069        96,501
      Pony set-top boxes                                  265,681            --
                                                     ------------  ------------
                                                        1,553,835       539,292
      Accumulated depreciation                           (338,091)     (102,098)
                                                     ------------  ------------
                                                     $  1,215,744  $    437,194
                                                     ============  ============

      Depreciation expense was $235,993 for the year ended December 31, 2006 and $62,893 for the year ended December 31, 2005.


5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         2006          2005
                                                     ------------  ------------

      INDEFINITE LIVES
      Film library                                   $ 17,674,378  $  4,389,668
      Software license                                  2,420,227     2,420,227
                                                     ------------  ------------
                                                       20,094,605     6,809,895

      DEFINITE USEFUL LIVES
      Film library                                      2,947,564       515,398
      Gaming license                                    7,090,000     4,690,000
      Product development expenditures                    669,529       618,561
                                                     ------------  ------------
                                                       10,707,093     5,823,959
      Accumulated amortization                         (1,914,815)     (781,631)
                                                     ------------  ------------
                                                        8,792,278     5,042,328

                                                     ------------  ------------
                                                     $ 28,886,883  $ 11,852,223
                                                     ============  ============

      Amortization expense was $1,133,184 for the year ended December 31, 2006 and $360,349 for the year ended December 31, 2005. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2006 for each of the years in the five year period ending December 31, 2011 and thereafter is: 2007 - $1,391,539; 2008 - $871,236; 2009 -
      $478,600; 2010 - $338,225, 2011 - $315,925 and thereafter - $5,396,753.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


6.    INVESTMENTS AVAILABLE FOR SALE

      Investments available for sale consist of the following:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         2006          2005
                                                     ------------  ------------

      Quoted equity securities                       $  5,676,074  $  2,147,580
      Unquoted equity securities                        6,482,277       441,206
                                                     ------------  ------------
                                                     $ 12,158,351  $  2,588,786
                                                     ============  ============

      The investments in quoted equity security with unrealized gains of $4,580,809 as of December 31, 2006, comprised of 36,428,571 common shares of Auston International Group Ltd (Auston). The Company purchased 71,428,571 common shares of Auston in December 2005 at a cost of $0.03 (S$0.055) per share. During the financial year ended December 31, 2006, the Company disposed of 35,000,000 common shares of Auston for an amount of $1,238,001; gross realized gains included in other income in 2006 were $185,686. As of December 31, 2006, the market value of the shares was $0.16 (S$0.24).

      The equity securities classified as available-for-sale, with a carrying value of $6,482,277 and $441,206 as of December 31, December 2006 and 2005, respectively, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.


7.    COMMITMENTS

      As of the balance sheet date, the Group has the following capital commitments:

                                                     DECEMBER 31,  DECEMBER 31,
                                                         2006          2005
                                                     ------------  ------------
      CAPITAL COMMITMENTS:
      Contracted but not provided for
             Film library                            $  4,254,372  $         --
             Pony set-top boxes                         2,562,000     3,660,000
                                                     ------------  ------------
                                                     $  6,816,372  $  3,660,000
                                                     ============  ============

      The Company has several noncancelable operating leases, primarily for office spaces, that expire over the next five years.

      As of December 31, 2006, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                       OPERATING
                                                        LEASES
                                                      -----------
      Year ending December 31,
          2007                                            302,366
          2008                                            262,426
          2009                                            178,675
          2010                                            126,360
          2011                                             80,504
                                                      -----------
          Total minimum lease payments                $   950,331
                                                      ===========

      Rent expense totaled $238,744 for the year ended December 31, 2006 and $79,814 for the year ended December 31, 2005.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


8.    CAPITAL STOCK

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

            The total amount of cash raised through the private placement of shares of common stock for the year ended December 31, 2006 was $11,998,799.

            Consulting fees of $728,056 incurred in connection with the private placement were deducted from paid-in-capital for the year ended December 31, 2006.

      (b)   Common stock issued for acquisition of film library

            On April 27, 2006, the Company issued 6,992,000 shares of common stock at a price of $1.25 per share for a total amount of $8,740,000 for the acquisition of film library.

      (c)   Common stock issued for services

            In January and February 2006, the Company issued a total of 155,840 shares of common stock for value of $116,880 for services rendered. These shares were subscribed and paid for before December 31, 2005.

            On August 15, 2006, the Company issued 40,000 shares of common stock in a private placement at a price of $1.50 per share for a total amount of $60,000 for services rendered to the Company.

      (d)   Common stock issued to employees

            On December 20, 2006, 420,000 shares of common stock were approved for issue at a price of $0.45 a share to its employees. These shares were issued in March 2007 to the employees for their services to the Company pursuant to the Company's 2004 Equity Compensation Plan (the "Plan"). The shares of Common stock issued to the employees pursuant to the Plan have been registered on the registration statement on Form S-8.

      (e)   Stock split

            On May 16, 2006, the Company effected a 1-for-4 forward stock split of its outstanding shares of common stock. A total of 38,369,590 shares of common stock of the Company issued and outstanding as of the effective date had been changed into shares of common stock of the Company at the ratio of 1 pre-split share to 4 post-split shares.

            After the forward stock split and as of December 31, 2006, the Company had 153,638,528 shares of common stock issued and outstanding.

            All references to per share amounts in the consolidated financial statements reflect the forward stock split.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


9.    SALE OF M2B GAME WORLD PTE. LTD.

      On December 20, 2005, the Company sold 81% equity interests in one of its subsidiaries, M2B Game World Pte. Ltd., to Auston, a public listed company in Singapore for 71,428,571 shares of common stock of Auston and the investment was valued at $2,147,580. The gain from this sale was $1,643,016 and included in gain from discontinued operations.


10.   INCOME TAXES

      Current and deferred income taxes (tax benefits) provided is as follows:

                                                         2006          2005
                                                     ------------  ------------
      Federal:
             Current                                 $         --  $         --
             Deferred                                  (1,064,579)      372,150

      State:
             Current                                           --            --
             Deferred                                          --            --

      Foreign:
             Current                                       58,473            --
             Deferred                                     610,240       121,377

      Change in valuation allowance                     1,064,579      (372,150)
                                                     ------------  ------------
             Total                                   $    668,713  $    121,377
                                                     ============  ============

      The Company recorded no income tax expense on discontinued operations in 2005, as the gain from disposition was not taxable. The gain from disposition is also not subject to foreign tax on the basis that it is a non-taxable capital. As of December 31, 2006 and 2005, the Company does not have US income tax from foreign operations.

      Reconciliation of the differences between the statutory tax and the effective income tax is as follows:

                                                         2006          2005
                                                     ------------  ------------

      Tax computed at U.S. federal statutory rate    $     95,233  $    778,681
      State and local taxes                                    --            --
      Non-deductible items                                 25,221            --
      Effect of foreign income taxes                     (462,529)     (285,124)
      Others                                              (53,791)           --
      Valuation allowance                               1,064,579      (372,180)
                                                     ------------  ------------
             Total                                   $    668,713  $    121,377
                                                     ============  ============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


      Significant components of the Company's net deferred tax liabilities are as follows:

                                                         2006          2005
                                                     ------------  ------------

      Investments available for sale                 $    916,162            --
      Depreciation and amortization                       862,770       679,681
                                                     ------------  ------------
      Deferred tax liability                            1,778,932       679,681


      Loss carry forwards                              (1,617,653)     (993,075)
      Others                                              (12,850)           --
      Valuation allowance                               1,535,729       471,150
                                                     ------------  ------------
      Deferred tax asset                                  (94,774)     (521,925)
                                                     ------------  ------------
      Net deferred tax liability                     $  1,684,158  $    157,756
                                                     ============  ============

      The Company had available approximately $4,479,057 of unused U.S. net operating loss carry-forwards at December 31, 2006, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2006 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

      The Company had available approximately $473,868 of unused Singapore capital allowance carry-forwards at December 31, 2006, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.


11.   SEGMENT REPORTING

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


      YEAR 2006                         ENTERTAINMENT   DIGIT GAMING     OTHER         TOTAL
                                        -------------   ------------  ------------  ------------
      Revenues from external customers  $   8,053,146   $ 24,505,465  $     14,664  $ 32,573,275
      Interest revenue                  $      55,038   $         --  $     74,189  $    129,227
      Depreciation and amortization     $   1,070,621   $    298,556  $         --  $  1,369,177
      Segment profit                    $   2,325,859   $    317,476  $     14,664  $  2,657,999
      Segment assets                    $  38,984,965   $  7,390,339  $  2,516,543  $ 48,891,847
      Expenditures for segment assets   $  19,182,387   $         --  $         --  $ 19,182,387

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


      Reconciliation:-
      REVENUES
      Total revenues for reportable segments                    $   32,558,611
      Other revenue                                             $       14,664
                                                                ---------------
      Total consolidated revenues                               $   32,573,275
                                                                ===============

      INTEREST REVENUE
      Total interest revenue for reportable segments            $       55,038
      Corporate interest revenue                                $       74,189
                                                                ---------------
      Total consolidated interest revenue                       $      129,227
                                                                ===============

      PROFIT OR LOSS
      Total profit for reportable segments                      $    2,657,999
      Corporate loss                                            $     (738,757)
                                                                ---------------
      Profit before income tax and discontinued operations      $    1,919,242
                                                                ===============

      ASSETS
      Total assets for reportable segments                      $   46,375,304
      Other assets                                              $    2,516,543
                                                                ---------------
      Total consolidated assets                                 $   48,891,847
                                                                ===============

      EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for reportable segments     $   19,182,387
                                                                ===============

      YEAR 2005                          ENTERTAINMENT   DIGIT GAMING     OTHER         TOTAL
                                        -------------   ------------  ------------  ------------
      Revenues from external customers  $   3,278,833   $ 14,813,629  $      3,460  $ 18,095,922
      Interest revenue                  $       2,223   $         --  $         --  $      2,223
      Depreciation and amortization     $     254,826   $    168,416  $         --  $    423,242
      Segment (loss) profit             $    (634,798)  $   (309,158) $      3,460  $   (940,496)
      Segment assets                    $   9,568,104   $  5,057,195  $  6,119,660  $ 20,744,959
      Expenditures for segment assets   $   4,781,124   $  4,809,000  $         --  $  9,590,124

      Reconciliation:-
      REVENUES
      Total revenues for reportable segments                    $   18,092,462
      Other revenue                                             $        3,460
                                                                ---------------
      Total consolidated revenues                               $   18,095,922
                                                                ===============

      INTEREST REVENUE
      Total interest revenue for reportable segments            $        1,551
      Corporate interest revenue                                $          672
                                                                ---------------
      Total consolidated interest revenue                       $        2,223
                                                                ===============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


      PROFIT OR LOSS
      Total loss for reportable segments                        $     (940,496)
      Corporate expenses                                        $     (414,398)
                                                                ---------------
      Loss before income tax and discontinued operations        $   (1,354,894)
                                                                ===============

      ASSETS
      Total assets for reportable segments                      $   14,625,299
      Other assets                                              $    6,119,660
                                                                ---------------
      Total consolidated assets                                 $   20,744,959
                                                                ===============

      EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for reportable segments     $    9,590,124
                                                                ===============

      Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.


      YEAR 2006                          ASIA PACIFIC  UNITED STATES     OTHER          TOTAL
                                         ------------  -------------  ------------  ------------
      Revenues from external customers   $ 27,872,976  $         299  $  4,700,000  $ 32,573,275
      Property and equipment, net        $    825,322  $     295,021  $     95,400  $  1,215,744


      YEAR 2005                          ASIA PACIFIC  UNITED STATES     OTHER          TOTAL
                                         ------------  -------------  ------------  ------------

      Revenues from external customers   $ 18,056,522  $      33,000  $      6,400  $ 18,095,922
      Property and equipment, net        $    323,851  $      28,343  $     85,000  $    437,194

12.   SUBSEQUENT EVENTS

      (a) On January 3, 2007, M2B World Asia Pacific Pte Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.7%.

      (b) On January 15, 2007, the Company through its subsidiary, Amaru Holdings Limited (Amaru Holdings), a British Virgin Islands corporation, entered into a sale and purchase agreement together with other sellers (the "Agreement") with Auston International Group Ltd., a Singapore company (Auston) to sell to Auston its majority owned subsidiary, M2B World Asia Pacific Pte Ltd., together with its subsidiary, M2B World Holdings Limited (collectively, M2B Asia). Auston is a company trading on the Singapore Stock Exchange. The Agreement provides for the sale of 42,459,978 shares of M2B World Asia Pacific Pte. Ltd., its total issued and outstanding capital. As the consideration for M2B World Asia Pacific Pte. Ltd. shares, Auston agreed to issue a total of 660 million new ordinary shares of Auston to M2B World Asia Pacific Pte. Ltd. shareholders. The Auston shares are valued at S$0.25 per share.

            The Agreement is subject to certain conditions precedent, including, but not limited to the shareholder approval of the transaction by Auston shareholders, the approval of the Singapore Stock Exchange and other related regulatory approvals of both parties.

            Amaru Holdings is required to deliver a valuation report by an independent auditor to Auston confirming that the value of the assets of M2B World Asia Pacific Pte. Ltd. is no less than that of the amount of consideration to be paid by Auston.

      (c) On January 19, 2007, the Company announced that its common stock is trading on the Over-The-Counter Bulletin Board (OTC BB), effective January 19, 2007 under the symbol "AMRU". The Company's common stock was previously trading on the Pink Sheets Electronic Quotation System.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2006 AND 2005


      (d) On February 15, 2007, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. subscribed for additional 4.9% interest in an investment for $1.7 million in exchange for the settlement of an accounts receivable from the investee company.

      (e) On March 19, 2007, the Company issued 40,000 shares of common stock through private placement at a price of $1.50 per share for a total amount of $60,000 for services to be rendered to the Company.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


        The Board of directors of the Company approved the engagement of Nexia Court & Co. on October 3, 2006 to serve as the Company's independent public auditor and to conduct the audit of the Company's financial statements for the financial year ended December 31, 2006. The Company's independent public auditors for the financial year ended December 31, 2005 was Mendoza, Berger & Co. LLP.

        The audit report for the financial year ended December 31, 2006 provided by the Company's auditor, Nexia Court & Co. did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and Nexia Court & Co, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

        The audit report for the financial year ended December 31, 2005 provided by the Company's auditor, Mendoza, Berger & Co. LLP, did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles. There have been no past disagreements between the Company and Nexia Court & Co, on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

ITEM 8A    CONTROLS AND PROCEDURES

        Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) have concluded, based on their evaluation as of December 31, 2006, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that the information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

        During the quarter ended December 31, 2006, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 8B    OTHER INFORMATION

        Sales of Unregistered Securities

        On March 19, 2007, the Company issued 40,000 shares of common stock through private placement at a price of $1.50 per share for a total amount of $60,000 for services to be rendered to the Company.

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

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

        Our directors, executive officers and key employees as of April 11, 2007 were as follows:

        Name                      Age   Position
        ----                      ---   --------

        Sakae Torisawa             61   Chairman of the Board of Directors

        Lewis Marks                56   Director

        Zee Moey Ngiam             51   Director

        Colin St.Gerard Binny      53   Chief Executive Officer, President,
                                        Interim Acting Chief Financial Officer
                                        and Director

        Francis Keong Kwong Foong  47   Director and former Chief Financial
                                        Officer

        Bee Leng Ho                34   Director and former Chief Financial
                                        Officer

        SAKAE TORISAWA has served as a director of the Company since January 2007, and as the Chairman of the Company's Board of Directors since March 5, 2007. Mr. Torisawa graduated from the Journalism Course of Law Department at Nippon University, Japan. In 1973, Mr. Torisawa joined Hockmetals Group in Tokyo, which is a worldwide trading and mining firm. He worked as a trader for non-ferrous metals and raw materials, especially copper, zinc, lead, tungsten, and antimony. In 1976, Hockmetals closed its Tokyo office, and he joined Union Carbide, USA as a representative in Tokyo office for the Metal Division. In 1977, Mr. Torisawa joined Glencore Far East Ag in Switzerland, an international trading and industrial firm, specializing in oil, coal, metals and minerals. He served as a partner in charge of Tokyo office. He continued in trading copper, zinc and lead metals and raw materials. Due to nature of business, he was involved in mining and smelting green field projects. Presently Mr. Torisawa works for C & P Asia Pte Ltd, Singapore as a Senior Advisor.

        LEWIS MARKS has served as a director of the Company since March 5, 2007. Mr. Marks graduated from the Georgetown University of Foreign Service (B.S.F.S. 1973) and S.U.N.Y. Buffalo School of Law (1977). Mr. Lewis Marks is fluent in Mandarin Chinese and Japanese. Since 2003 until present, Mr. Marks has been a Director of CBH Resources Co., Ltd., Sydney, Australia; since 2002 until present Mr. Lewis Marks has been a Director of Coeau Vert Co., Ltd., Tokyo, Japan; and since 2002 until present, he has been a Managing Member of M.I.C. Global Partners, LLC.

        ZEE MOEY NGIAM has served as a director of the Company since March 5, 2007. Mr. Ngiam is a Fellow Member of the Institute of Certified Public Accountants of Singapore; he is a Member of Marketing Institute of Singapore, and a Fellow of Association of Chartered Certified Accountants UK. From 1987 - March, 2005 he has been Group Financial Controller for Lauw & Sons Group of Companies. He was responsible for all financial matters of the Group's Singapore operation, development and implementation of marketing programs of the Group's Properties and identification and development of investment opportunities. He also reviewed quarterly financial and Management reports of overseas Companies in USA, Taiwan and Australia . From 2004 until present, he has been Joint Company Secretary for AEI Corporation Ltd.

        COLIN BINNY has served as the Chairman of the Board, Chief Executive Officer and Director since 2000. Mr. Binny held various senior management positions with local and global companies over the last 25 years. He is also the Chairman of B Media Pte Ltd (formerly known as M2B Media Pte Ltd) and the Chairman of M Media Pte Ltd (formerly known as Metromedia Productions Pte Ltd), a regional event company. From 1996 through 1999, Mr. Binny was the President and CEO of UTV International (Singapore ). Mr. Binny obtained his marine engineering diploma from the Singapore Polytechnic in 1975.

        FRANCIS FOONG KEONG KWONG, has served as the Company's Chief Financial Officer since October 1, 2004. He stepped down as Chief Financial Officer with effect from August 31, 2006. Mr. Foong has served as a director of the Company since April 11, 2007. Prior to joining M2B World, Mr. Foong was a Principal Consultant with Quality Vision Consultants. Prior to being a Principal Consultant, Mr. Foong had worked 19 years as a finance professional. From 1993 to 1996 he was Financial Controller of Natco Singapore Pte Ltd, a subsidiary of a large oil and gas company based in Houston. From November 2002 to February 2003 he was the Asean/ India Financial Controller for IBM Business Consulting Services. From May 1996 to November 2002 he was the Regional Finance Director for PwC East Asia Consulting (IBM Consulting merged with PwC East Asia Consulting in November 2002). He managed the regional finance function based in Singapore and the finance departments in the eight countries of China, Taiwan, Hong Kong, Thailand, Philippines, Malaysia, Singapore and Indonesia. From the years 1999 to 2002 he sat in the East Asia Board of Directors acting as a financial adviser to the Business sector leaders on business decisions, risks management and financial analysis on various business and strategy issues. Mr. Foong received Bachelor of Accountancy, National University of Singapore, is a Member, Singapore Institute of Certified Public Accountants since 1987. In 2004 he became a Fellow of the Institute. Mr. Foong received Master in Business Administration, University of Hull (UK) in 1995.

        BEE LENG HO, has served as the Company's Chief Financial Officer effective September 1, 2006. Ms Ho was appointed as the Company's director in January, 2007. She stepped down as Chief Financial Officer with effect from April 2, 2007. Prior to joining the Company, she was a Senior Audit Manager with KPMG and her responsibilities included managing a department, managing portfolios of clients, managing initial public offerings as well as business development activities. She started her professional career in 1997 as an audit assistant with KPMG Singapore, and was promoted to Senior Audit Manager in 2005. She is a member of the Institute of Certified Public Accountants of Singapore and the Association of Chartered Certified Accountants, UK.

9.1     Committees

        The Company does not currently have standing audit, nominating or compensation committees of the Board of Directors, or committees performing similar functions.

9.2     Code of Business Conduct and Ethics

        Our code of business conduct and ethics, as approved by our board of directors, and it can be obtained from our Website, at www.m2bworld.com

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

9.3     Section 16(a) Beneficial Ownership Reporting Compliance

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

        Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2006 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2006, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 10 EXECUTIVE COMPENSATION

        Summary Compensation Table

        The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2006 shown below.


                                                                        Director's     Other
Name and Principal Position         Year    Salary    Bonus    Others      Fees     Compensation
---------------------------------  ------  --------  -------  --------  ----------  ------------
Colin Binny, CEO                    2006    110,065   83,725    7,620     135,208           --
                                    2005     92,537   31,847    7,589     103,009       21,900
                                    2004     44,358    7,393    5,651       8,280        7,500


Francis Foong, former CFO           2006     50,799   52,054    7,938       8,780       36,000
(Resigned on August 31, 2006)       2005     52,878   18,628    6,171      68,605       70,500
                                    2004      8,280    4,140      422          --        5,000


Bee Leng Ho, former CFO             2006     45,908   24,411    5,713          --       40,500
(Resigned on April 2, 2007)


(1)   Bonus awarded based on performance.

(2) No officers received or will receive any long term incentive plan payouts or other payouts during financial year ended December 31, 2006.

(3) Shares issued as compensation for services rendered to the Company. On December 20, 2006, 90,000 shares of common stock were approved by the Board of Directors to be issued to Bee Leng Ho, the Company's former CFO for services rendered valued at $40,500 and 80,000 shares of common stock to be issued to Francis Foong, the Company's consultant and former CFO for services rendered valued at $36,000, pursuant to the Company's 2004 Equity Compensation Plan.

(4) Subsequent to December 31, 2006, Francis Foong had voluntarily returned to the Company an amount of $65,000 paid to him as directors fee in relation to FY2005.

        In December 2005, a total of 7,300 shares of common stock were issued to Colin Binny, the Company's CEO for services rendered valued at $21,900 pursuant to the Company's 2004 Equity Compensation Plan. In December, 2005, a total of 4,700 shares of common stock were issued and 18,800 shares of common stock were approved by the Board of Directors to be issued to Francis Foong, the Company's then CFO for services rendered to the Company valued at $70,500 pursuant to the Company's 2004 Equity Compensation Plan.

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

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        General

        As of March 20, 2007, a total of 154,058,528 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

        o       Each of our directors

        o       Each of our named executive officers

        o       All of our directors and executive officers as a group; and

        o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table.

                                  Amount and Nature           Percent of
Name and Address               of Beneficial Ownership         Class of
of Beneficial Owner                of Common Stock           Common Stock
--------------------------     -----------------------      --------------

Colin St.Gerard Binny                  629,200                  14.76%
112, Middle Road #08-01               (Direct)
Midland House                      22,111,888 (1)
Singapore 188970                     (Indirect)


Bee Leng Ho                            90,000                    0.06%
112, Middle Road #08-01               (Direct)
Midland House
Singapore 188970


Sakae Torisawa                        1,329,808                  0.86%
112, Middle Road #08-01               (Direct)
Midland House
Singapore 188970

Lewis Marks                            89,000                    0.06%
112, Middle Road #08-01               (Direct)
Midland House
Singapore 188970


All Directors and Officers
As A Group (4 persons)               24,249,896                 15.74%

1) Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2) Based on a total of 22,111,888 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of B Media Pte Ltd (formerly known as M2B Media Pte Ltd).

ITEM 12    CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

        On January 15, 2007, Amaru Holdings Limited ("Amaru Holdings"), a British Virgin Islands corporation and a wholly-owned subsidiary of Amaru, Inc., a Nevada corporation the "Company") entered into a sale and purchase agreement together with other sellers (the "Agreement") with Auston International Group, Ltd., a Singapore company ("Auston") to sell to Auston its majority owned subsidiary, M2B World Asia Pacific Pte Ltd., together with its subsidiary, M2B World Holdings Limited (collectively, "M2B Asia"). Auston is a company trading on the Singapore Stock Exchange. The Agreement provides for the sale of 42,459,978 shares of M2B Word Asia Pacific Pte Ltd, its total issued and outstanding capital. As the consideration for M2B World Asia Pacific Pte Ltd shares, Auston agreed to issue a total of 660 million new ordinary shares of Auston to M2B World Asia Pacific Pte Ltd shareholders. The Auston shares are valued at S$0.25 per share.

        The Agreement is subject to certain conditions precedent, including, but not limited to the shareholder approval of the transaction by Auston shareholders, the approval of the Singapore Stock Exchange and other related regulatory approvals of both parties.

        Amaru Holdings is required to deliver a valuation report by an independent auditor to Auston confirming that the value of the assets of M2B Asia is no less than that of the amount of consideration to be paid by Auston. Following the completion of the transaction, the Company would hold more than 50% of the shares of Auston. The Company believes that prior to entering into the Agreement, there were no material relationships between or among M2B Asia, the Company or any of its affiliates, officers or directors, or associates of any such officers or directors, on the one hand, and the shareholders or their respective affiliates, on the other. The Company, through one of its subsidiaries owns 11.1% of Auston, and Auston has no ownership in the Company. One of the Company's directors is also a director of Auston, however, said director did not vote on the approval of the transaction.

        On September 1, 2006, M2B World Asia Pacific Pte. Ltd entered into a licensing agreement with its investee, 121 View Corporation (Sea) Ltd (121 View). The company licensed $3 million worth of film library to 121 View. On December 20, 2006, the company licensed additional $1.7 million worth of film library to 121 View.

ITEM 13    EXHIBITS

        Exhibit Number     Description
        --------------     -----------

        2.1                Agreement and Plan of Reorganization with M2B World
                           Pte. Ltd..**

        3.1                Articles of Incorporation*

        3.2                Amendment to the Articles of Incorporation***

        3.3                Bylaws*

        4.1 Form of Subscription Agreement executed by investors in the Private Placement*

        10.1               Sale and Purchase Agreement dated January 15, 2007.**

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

        31.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

        32.1 Certification of Chief Executive Officer and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

        32.2 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

        * Previously filed with the Securities and Exchange Commission on Form 10-SB.

        ** Previously filed with the Securities and Exchange Commission on Form 8-K.

        ***     Previously filed with the Securities and Exchange Commission on
                Schedule 14C.

ITEM 14    PRINCIPAL FEES AND SERVICES

        The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2006 and December 31, 2005.

                                                         2006          2005
                                                     ------------  ------------

        Audit fees (1)                               $    187,557  $     76,800
        Tax fees (2)                                      103,239         5,000
                                                     ------------  ------------
        Total                                        $    290,796  $     81,800
                                                     ============  ============

        (1) Audit Fees: These are fees paid and payable for professional services performed for the financial years ended December 31, 2006 by Nexia Court & Co. and Nexia Tan & Sitoh and Mendoza, Berger & Co LLP. In 2005, these fees were paid and payable for professional services performed by PG Wee and Partners and Mendoza, Berger & Co. LLP. These are fees paid or payable for the audit of the annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings.

        (2) Tax Fees: These are fees paid or payable to Advisors Incorporated and Mendoza, Berger & Co. LLP relating to tax compliance, preparation and filing of returns for the Company.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Amaru, Inc.



                               BY: /s/ Colin Binny
                               -------------------
                         Colin Binny, President and CEO
                              Date: April 12, 2007


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Binny        President, CEO, Interim CFO and Director    Date: April 12, 2007
---------------        (principal executive officer and principal financial officer)
Colin Binny


/s/ Sakae Torisawa       Director                                  Date: April 12, 2007
------------------
Sakae Torisawa


/s/ Lewis Marks          Director                                  Date: April 12, 2007
---------------
Lewis Marks


/s/ Zee Moey Ngiam       Director                                  Date: April 12, 2007
------------------
Ngiam Zee Moey


/s/ Francis Foong        Director (Former Chief                    Date: April 12, 2007
---------------          Financial Officer)
Francis Foong


/s/ Bee Leng Ho          Director (Former Chief                    Date: April 12, 2007
---------------          Financial Officer)
Bee Leng Ho