Form 10QSB
period 2007-03-31
AMARU INC
filed 2007-05-22
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB


(X) Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2007

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

Yes [ ]           No [X]


The number of shares of the registrant's common stock as of April 26, 2007:
154,098,528 shares.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                                TABLE OF CONTENTS

                                                                            PAGE

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                   F-1

(a)      Consolidated Balance Sheets                                         F-2
(b)      Consolidated Statements of Income                                   F-3
(c)      Consolidated Statement of Shareholders' Equity and
            Comprehensive Income                                             F-4
(d)      Consolidated Statements of Cash Flows                               F-6
(e)      Notes to Consolidated Financial Statements                          F-7

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

PART I. FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                                TABLE OF CONTENTS

Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Income............................................F-3

Consolidated Statement of Changes in Stockholders' Equity
    and Comprehensive Income.................................................F-4

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

                                       AMARU, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)


                                                                        MARCH 31,      DECEMBER 31,
                                                                          2007             2006
                                                                       -----------      -----------

ASSETS
Current assets
Cash and cash equivalents                                              $ 5,757,807      $ 2,294,984
Accounts receivable, net                                                   413,244        2,106,647
Inventories                                                              1,617,962        1,689,634
Other current assets                                                       526,470          539,604
                                                                       -----------      -----------
     Total current assets                                                8,315,483        6,630,869

Non-current assets
Property and equipment, net                                              1,266,620        1,215,744
Intangible assets, net                                                  29,101,035       28,886,883
Investments available for sale                                          16,705,405       12,158,351
                                                                       -----------      -----------
     Total non-current assets                                           47,073,060       42,260,978
                                                                       -----------      -----------

Total assets                                                           $55,388,543      $48,891,847
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                  $ 1,910,515      $ 2,101,970
Others payable                                                             105,784               --
Income taxes payable                                                        58,473           58,473
                                                                       -----------      -----------
     Total current liabilities                                           2,074,772        2,160,443

Deferred tax liabilities                                                 2,138,646        1,684,158
                                                                       -----------      -----------
     Total liabilities                                                   4,213,418        3,844,601

Commitments                                                                     --               --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized;
     0 shares issued and outstanding at March 31, 2007 and
     December 31, 2006, respectively                                            --               --
Common stock (par value $0.001) 200,000,000 shares authorized;
     154,098,528 and 153,638,528 shares issued and outstanding at
     March 31, 2007 and December 31, 2006, respectively                    154,098          153,638
Additional paid-in capital                                              39,190,666       38,942,126
Subscribed common stock, 0 and 420,000 shares at March 31, 2007
     and December 31, 2006 respectively                                         --          189,000
Retained earnings                                                        2,907,619        2,084,908
Accumulated other comprehensive income                                   5,906,627        3,677,574
                                                                       -----------      -----------
     Total stockholders' equity                                         48,159,010       45,047,246
Minority interest                                                        3,016,115               --
                                                                       -----------      -----------
                                                                        51,175,125       45,047,246

                                                                       -----------      -----------
Total liabilities and stockholders' equity                             $55,388,543      $48,891,847
                                                                       ===========      ===========


                       See accompanying notes to consolidated financial statements




                                 AMARU, INC. & SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF INCOME
                                         (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                          ---------------------------------
                                                          MARCH 31, 2007      MARCH 31, 2006
                                                          -------------       -------------
Revenue:
   Entertainment                                          $      10,249       $   1,002,657
   Digit gaming                                               5,476,826           5,873,694
   Other income                                                      --                 786
                                                          -------------       -------------
     Total revenue                                            5,487,075           6,877,137

Cost of services                                             (5,423,501)         (5,788,393)
                                                          -------------       -------------
Gross profit                                                     63,574           1,088,744

Distribution costs                                             (309,647)           (247,434)
Administrative expenses                                      (1,672,296)           (633,677)
                                                          -------------       -------------
  Total expenses                                             (1,981,943)           (881,111)

(Loss) Income from operations                                (1,918,369)            207,633

Other income:
   Interest received                                             13,682              17,582
   Gain on dilution of interest in subsidiary                 2,483,871                  --
                                                          -------------       -------------
Income before income taxes                                      579,184             225,215
Benefit for income taxes                                        163,513              75,041
                                                          -------------       -------------
Net income                                                      742,697       $     300,256
                                                          =============       =============

Attributable to:
Equity holders of the company                                   822,711             300,256
Minority interest                                               (80,014)                 --
                                                          -------------       -------------
                                                                742,697             300,256
                                                          =============       =============

Earnings per share
- basic and diluted                                       $       0.005       $       0.002
                                                          =============       =============
Weighted average number of common shares outstanding
- basic and diluted                                         153,784,306         134,776,864
                                                          =============       =============

                 See accompanying notes to consolidated financial statements




                                                    AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                             (UNAUDITED)

                                                                                              ACCUMULATED OTHER
                 PREFERRED STOCK              COMMON STOCK                                   COMPREHENSIVE INCOME
                -----------------  -------------------------------                        ------------------------         TOTAL
                 NUMBER    PAR                   PAR    ADDITIONAL  SUBSCRIBED            CURRENCY                         SHARE-
                   OF     VALUE     NUMBER OF   VALUE     PAID-IN     COMMON   RETAINED TRANSLATION FAIR VALUE MINORITY   HOLDERS'
                 SHARES  ($0.001)    SHARES    ($0.001)   CAPITAL     STOCK    EARNINGS   RESERVE    RESERVE   INTEREST    EQUITY
                -------- -------- ----------- -------- ----------- ---------- ---------- ---------- ---------- -------- ------------
Balance at
  December 31,
  2005               --       --  125,591,120 $125,591 $14,642,550 $4,256,880 $  834,379  $ 12,927  $       --       --   19,872,327

Common stock
  issued for
  cash               --       --   15,339,568   15,339  11,255,404         --         --        --          --       --  11,270,743

Common stock
  issued for
  services           --       --       40,000       40      59,960         --         --        --          --       --      60,000

Subscribed
  common stock
  issued             --       --    5,675,840    5,676   4,251,204 (4,256,880)        --        --          --       --           --

Common stock
  issued in
  exchange for
  acquisition
  of film library    --       --    6,992,000    6,992   8,733,008         --         --        --          --       --    8,740,000

Common stock
  subscribed
  for services
  (420,000
  shares)            --       --           --       --          --    189,000         --        --          --       --      189,000

Net income           --       --           --       --          --         --  1,250,529        --          --       --    1,250,529
Change in
  fair value
  of equity
  securities
  available for
  sale, net of tax   --       --           --       --          --         --         --        --   3,664,647       --    3,664,647
                                                                                                                         -----------
Comprehensive
  income             --       --                                                                                     --    4,915,176
                ------- --------  ----------- -------- ----------- ---------- ----------  --------  ---------- --------- -----------
Balance at
  December 31,
  2006               --       --  153,638,528 $153,638 $38,942,126 $  189,000 $2,084,908  $ 12,927  $3,664,647 $      -- $45,047,246
                ======= ========  =========== ======== =========== ========== ==========  ========  ========== ========= ===========

                                    See accompanying notes to consolidated financial statements






                                                    AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)

                                                                                              ACCUMULATED OTHER
                 PREFERRED STOCK              COMMON STOCK                                   COMPREHENSIVE INCOME
                -----------------  -------------------------------                        ------------------------        TOTAL
                 NUMBER    PAR                   PAR    ADDITIONAL  SUBSCRIBED            CURRENCY    FAIR                SHARE-
                   OF     VALUE     NUMBER OF   VALUE     PAID-IN     COMMON   RETAINED TRANSLATION   VALUE   MINORITY   HOLDERS'
                 SHARES  ($0.001)    SHARES    ($0.001)   CAPITAL     STOCK    EARNINGS   RESERVE    RESERVE  INTEREST    EQUITY
                -------- -------- ----------- -------- ----------- ---------- ---------- --------- ---------- -------- ------------

Balance at
  December 31,
  2006               --      --  153,638,528 $153,638 $38,942,126 $  189,000 $2,084,908 $ 12,927 $3,664,647 $        -- $45,047,246

Subscribed common
  Stock issued       --      --     420,000      420     188,580   (189,000)        --       --         --           --          --

Common stock
  issued for
  services           --      --      40,000      40       59,960         --         --       --         --           --      60,000

Contribution from
  minority interest  --      --          --        --         --         --         --       --         --    5,580,000   5,580,000

Gain on dilution
  of interest in
  subsidiary         --      --          --        --          --         --         --       --         --  (2,483,871) (2,483,871)

Net income           --      --          --        --          --         --    822,711       --         --     (80,014)    742,697

Change in fair
  value equity
  securities
  available for
  sale, net of tax   --      --          --        --          --         --         --       --  2,229,053          --   2,229,053
                                                                                                                        -----------
Comprehensive
  income             --      --                                                                                      --   2,971,750

                ------- -------  ----------- -------- ----------- ---------- ---------- -------- ---------- ----------- -----------
                     --      --  154,098,528 $154,098 $39,190,666         -- $2,907,619 $ 12,927 $5,893,700 $ 3,016,115 $51,175,125
                ======= =======  =========== ======== =========== ========== ========== ======== ========== =========== ===========

                                    See accompanying notes to consolidated financial statements



                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED
                                                                     March 31, 2007    March 31, 2006
                                                                      -----------       -----------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $   742,697       $   300,256
    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                          803,881           151,669
    Depreciation                                                          113,655            36,059
    Acquisition of investment in exchange for account receivable       (1,700,000)               --
    Gain on dilution of interest in subsidiary                         (2,483,871)               --
    Common stock issued for services                                       60,000                --

 Changes in operation assets and liabilities
    Accounts receivables                                                1,693,403          (143,684)
    Inventories                                                            71,672                --
    Other receivables                                                      30,841           (71,323)
    Others current assets                                                 (17,707)          (99,167)
    Accounts payable and accrued expenses                                (191,455)            5,705
    Other payables                                                        105,784                --
    Income tax payable                                                   (163,513)               --
                                                                      -----------       -----------
Net cash (used in) generated from operating activities                   (934,613)          179,515

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                             (164,531)          (42,341)
    Deposit paid for an investment                                             --        (1,052,613)
    Acquisition of investment available for sale                               --          (130,030)
    Acquisition of intangible assets                                   (1,018,033)       (3,089,026)
                                                                      -----------       -----------
Net cash used in by investing activities                               (1,182,564)       (4,314,010)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of balances due to related party                                  --           (58,392)
   Proceeds from issuance of common stock                                      --         4,611,710
   Capital contributed by minority shareholders                         5,580,000                --
                                                                      -----------       -----------
Net cash provided by financing activities                               5,580,000         4,553,318

Effect of exchange rate changes on cash and cash equivalents                   --                --
                                                                      -----------       -----------

Cash flows from all activities                                          3,462,823           418,823

Cash and cash equivalents at beginning of period                        2,294,984         4,776,819
                                                                      -----------       -----------

Cash and cash equivalents at end of period                            $ 5,757,807       $ 5,195,642
                                                                      ===========       ===========

                     See accompanying notes to consolidated financial statements

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND INVESTING ACTIVITIES:
Acquisition of investments (1)                                        $ 1,700,000       $        --
                                                                      ===========       ===========


(1)   On February 15, 2007, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd.
      subscribed for additional 4% interest in an investment for $1.7 million in exchange for the settlement of an investment for $1.7 million in exchange for the settlement of an accounts receivable from the investee company.

                                                 F-6

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


1.    BASIS OF PRESENTATION

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

      1.2   Basis of Presentation

            The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full year.

            The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the company's Annual report on Form 10-KSB for the year ended December 31, 2006.


2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      2.1   Principles of Consolidation

            The consolidated financial statements include the financial statements of Amaru, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


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

            Licensing and advertising revenues were concentrated with Nil customers totalling O% of these related revenues for the three months ended March 31, 2007 and three customers totaling 100.0% of these related revenues for the three months ended March 31, 2006.

            The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                                     FOR THE THREE MONTHS ENDED
                                                      -------------------------
                                                         MARCH 31,    MARCH 31,
                                                          2007           2006
                                                      ------------  ------------

            Sales outside of the U.S.                  $ 5,487,030   $ 6,877,137

            Services purchased outside of the U.S.     $ 5,393,399   $ 5,773,846

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


      2.8   Investments

            The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). There are no investments classified as trading or held-to-maturity as of March 31, 2007 and December 31, 2006.

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

      2.9   Valuation of Long-Lived Assets

            The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the three months ended March 31, 2007 and the year ended December 31, 2006.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


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

      2.17  Advertising

            The cost of advertising is expensed as incurred. For the three months ended March 31, 2007 and 2006, the Company incurred advertising expenses of $205,429 and $190,130 respectively.

      2.18  Reclassifications

            Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3.    OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2007          2006
                                                     ------------  ------------

      Prepayments                                    $   193,893   $    177,278
      Deposits                                           173,974        172,882
      Other receivables                                  158,603        189,444
                                                     ------------  ------------
                                                     $   526,470   $    539,604
                                                     ============  ============


4.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2007          2006
                                                    ------------  ------------

      Office equipment                              $   736,979   $    721,085
      Motor vehicle                                      32,372         11,000
      Furniture, fixture and fittings                   583,036        556,069
      Set-top boxes                                     365,979        265,681
                                                    ------------  ------------
                                                      1,718,366      1,553,835
      Accumulated depreciation                         (451,746)      (338,091)
                                                    ------------  ------------
                                                    $ 1,266,620   $  1,215,744
                                                    ============  ============

      Depreciation expense was $113,655 for the three months ended March 31, 2007 and $36,059 for the three months ended March 31, 2006.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


5.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      INDEFINITE LIVES
      Film library                                  $ 17,683,099   $ 17,674,378
      Software license                                 2,420,227      2,420,227
                                                     ------------  ------------
                                                      20,103,326     20,094,605

      DEFINITE USEFUL LIVES
      Film library                                     3,947,789      2,947,564
      Gaming license                                   7,090,000      7,090,000
      Product development expenditures                   678,616        669,529
                                                     ------------  ------------
                                                      11,716,405     10,707,093
      Accumulated amortization                        (2,718,696)    (1,914,815)
                                                     ------------  ------------
                                                       8,997,709      8,792,278

                                                     ------------  ------------
                                                    $ 29,101,035   $ 28,886,883
                                                     ============  ============

      Amortization expense was $803,881 for the three months ended March 31, 2007 and $151,669 for the three months ended March 31, 2006.


6.    INVESTMENTS AVAILABLE FOR SALE

      Investments available for sale consist of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Quoted equity securities                       $ 8,523,128   $  5,676,074
      Unquoted equity securities                       8,182,277      6,482,277
                                                     ------------  ------------
                                                     $16,705,405   $ 12,158,351
                                                     ============  ============

      The investments in quoted equity security comprised of 36,428,571 common shares of Auston International Group Ltd (Auston). As of March 31, 2007, the market value of the shares was $0.23 (S$0.36).

      The equity securities classified as available-for-sale, with a carrying value of $8,182,277 and $6,482,277 as of March 31, 2007 and December 31, 2006, respectively, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.


7.    COMMITMENTS

      As of the balance sheet date, the Group has the following capital commitments:

                                                       MARCH 31,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------
      CAPITAL COMMITMENTS:
      Contracted but not provided for
             Film library                            $    471,124  $  4,254,372
             Set-top boxes                              2,562,000     2,562,000
             Other equipments                             328,000            --
                                                     ------------  ------------
                                                     $  3,361,124  $  6,816,372
                                                     ============  ============

      The Company has several noncancelable operating leases, primarily for office spaces, that expire over the next five years.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


7.    COMMITMENTS (Cont'd)

      As of March 31, 2006, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                       OPERATING
                                                        LEASES
                                                      -----------
      Year ending December 31,
          2007                                            226,744
          2008                                            262,426
          2009                                            178,675
          2010                                            126,360
          2011                                             80,504
                                                      -----------
          Total minimum lease payments                $   874,709
                                                      ===========

      Rent expense totaled $71,379 for the three months ended March 31, 2007 and $32,217 for the three months ended March 31, 2006.


8.    CAPITAL STOCK

      (a)   Common stock issued for services

            On March 19, 2007, the Company issued 40,000 shares of common stock in a private placement at a price of $1.50 per share for a total amount of $60,000 for services rendered to the Company.

      (b)   Common stock issued to employees

            On December 20, 2006, 420,000 shares of common stock were approved for issuance at a price of $0.45 a share to its employees. These shares were issued on March 2, 2007 to the employees for their services to the Company pursuant to the Company's 2004 Equity Compensation Plan (the "Plan"). The shares of common stock issued to the employees pursuant to the Plan have been registered on the registration statement on Form S-8.


9.   INCOME TAXES

      The Company files separate tax returns for Singapore and the United States of America.

      The Company had available approximately $4,847,587 of unused U.S. net operating loss carry-forwards at March 31, 2007, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2007 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

      The Company had available approximately $950,091 of unused Singapore capital allowance carry-forwards at March 31, 2007, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


10.   SEGMENT REPORTING

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

2007
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------

Revenues from external customers   $     10,249    $  5,476,826    $         --   $  5,487,075
Interest revenue                   $     13,682    $         --    $         --   $     13,682
Depreciation and amortization      $    842,897    $     74,639    $         --   $    917,536
Segment profit (loss)              $ (1,842,101)   $     64,275    $         --   $ (1,777,826)
Segment assets                     $ 45,544,336    $  7,361,956    $  2,482,251   $ 55,388,543
Expenditures for segment assets    $  1,182,564    $         --    $         --   $  1,182,564

Reconciliation :-

REVENUES
Total revenues for reportable segments                            $   5,487,075
Other revenue                                                     $          --
                                                                  -------------
         Total consolidated revenues                              $   5,487,075
                                                                  -------------

INTEREST REVENUE
Total interest revenue for reportable segments                    $      13,658
Corporate interest revenue                                        $          24
                                                                  -------------
         Total consolidated interest revenue                      $      13,682
                                                                  -------------

PROFIT OR LOSS
Total loss for reportable segments                                $  (1,777,826)
Corporate expenses                                                $    (126,861)
Gain on dilution of interest in subsidiary                        $   2,483,871
                                                                  -------------
         Profit before income tax                                 $     579,184
                                                                  -------------

ASSETS
Total assets for reportable segments                              $  52,906,292
Other assets                                                      $   2,482,251
                                                                  -------------
         Total consolidated assets                                $  55,388,543
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments             $   1,182,564
                                                                  -------------




                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


10.   SEGMENT REPORTING (Cont'd)

2006
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------

Revenues from external customers   $  1,002,657    $  5,873,694    $        786   $  6,877,137
Interest revenue                   $     17,582    $         --    $         --   $     17,582
Depreciation and amortization      $    113,089    $     74,639    $         --   $    187,728
Segment profit                     $    212,922    $     82,977    $        786   $    296,685
Segment assets                     $ 14,843,096    $  6,530,580    $  4,230,562   $ 25,604,238
Expenditures for segment assets    $  3,131,367    $         --    $         --   $  3,131,367

Reconciliation :-

REVENUES
Total revenues for reportable segments                            $   6,876,351
Other revenue                                                     $         786
                                                                  -------------
         Total consolidated revenues                              $   6,877,137
                                                                  -------------

INTEREST REVENUE
Total interest revenue for reportable segments                    $      11,471
Corporate interest revenue                                        $       6,111
                                                                  -------------
         Total consolidated interest revenue                      $      17,582
                                                                  -------------

PROFIT OR LOSS
Total profit for reportable segments                              $     296,685
Corporate expenses                                                $     (71,470)
                                                                  -------------
         Profit before income tax                                 $     225,215
                                                                  -------------

ASSETS
Total assets for reportable segments                              $  21,373,676
Other assets                                                      $   4,230,562
                                                                  -------------
         Total consolidated assets                                $  25,604,238
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments             $   3,131,367
                                                                  -------------

      Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.


      2007                                ASIA PACIFIC  UNITED STATES     OTHER          TOTAL
                                         ------------  -------------  ------------  ------------

      Revenues from external customers   $   5,487,030  $         45  $      -      $  5,487,075
      Property and equipment, net        $     893,249  $    277,971  $  95,400     $  1,266,620


      2006                                ASIA PACIFIC  UNITED STATES     OTHER          TOTAL
                                         ------------  -------------  ------------  ------------

      Revenues from external customers   $ 6,877,137   $           -  $        -    $ 6,877,137
      Property and equipment, net        $   305,844   $      52,633  $    85,000   $   443,477

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006

11.   SUBSEQUENT EVENTS

On April 20, 2007, M2B World Asia Pacific Pte. Ltd. subscribed for additional interest in an investee company for $66,000.

On April 23, 2007, M2B World Holdings Limited ("M2B World"), a British Virgin Islands corporation entered into a sale and purchase agreement (the "Agreement") with P T Agis TBK, a company incorporated in Indonesia ("Agis") to sell to Agis certain assets, including the domain name under which the IPTV business will operate in Indonesia and the transfer and license of IPTV platform (collectively, the "Assets"). M2B World is a wholly-owned subsidiary of M2B World Asia Pacific Pte Ltd. which is a 81.7% owned by Amaru Holdings Limited. Amaru Holdings Limited is a wholly-owned subsidiary of Amaru Inc., a Nevada corporation (the "Company"). Agis is trading on the Indonesia Stock Exchange. The Agreement provides for the consideration of US$15 million for the sale of the Assets based on the mutually agreed valuation of such Assets. Such consideration is to be provided through the issuance of 75 million of Agis shares at an agreed price of IDR 1300 per share, and such number of shares of a to be formed investment holding wholly-owned subsidiary of Agis that shall equal to 50% of beneficial holdings of such subsidiary. The sale is contemplated to be completed by June 30, 2007.

On April 23, 2007, a supplier filed a lawsuit against M2B World, Inc. for breach of contract for an amount of $72,649.

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

The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia.


The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.


RESULTS OF OPERATIONS
---------------------

For the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006.

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

      The Company plans to launch the M2B travel site in 2007. No assurances can be made that such plan will materialize as planned.

REVENUE

Revenue for the three months ended March 31, 2007 at $5,487,075 was lower than revenue of $6,877,137 for the three months ended March 31, 2006 by $1,390,062 (20.2%).

Entertainment revenue for the three months ended 31 March 2007 at $10,249 was lower than entertainment revenue of $1,002,657 for the three months ended March 31, 2006. The decrease in entertainment revenue by $992,408 was mainly due to the reorganization and redesigning of the broadband sites as a part of the restructuring of the Company.

Digit gaming revenue for the three months ended March 31, 2007 at $5,476,826 was lower than $5,873,694 at March 31, 2006 by $396,868 mainly due to more holidays in the first quarter of 2007 as compared to 2006.


COST OF SALES

Cost of sales for the three months ended March 31, 2007 was $5,423,501 which decreased by $364,892 (6.3%) from $5,788,393 for the three months ended March 31, 2006.

As a proportion of revenue, the cost of sales for the three months ended March 31, 2007 was 98.8% (cost of sales at $5,423,501 and revenue of $5,487,075) as compared to 84.2% for the three months ended March 31, 2006 (cost of sales at $5,788,393 and revenue at $6,877,137).

The decrease in cost of sales of $364,892 (6.3%) was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for the digit games (lottery).


DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2007 at $309,647 was higher by $62,213 (25.1%) as compared to the amount of $247,434 incurred for the three months ended March 31, 2006.

The higher distribution expenses was attributed to increased spending on the branding of the M2B brand, marketing and promoting the global Broadband TV which increased by $15,299 (8.0%) from $190,130 for the three months ended March 31, 2006 to $205,429 for the three months ended March 31, 2007.


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2007 at $1,672,296 at was higher by $1,038,619 (163.9%) as compared to the amount of $633,677 incurred for the three months ended March 31, 2006.

The increase in administrative expenses were attributed mainly to the increase in:

o Staff costs. Staff costs had increased by $307,164 (152.7%) from $201,193 for the three months ended March 31, 2006 to $508,357 for the three months ended March 31, 2007 as a result of the increase in the number of professional employees hired to cater to the expanding and growing business; and

o Depreciation and license amortization. The increase in depreciation was attributed to the leasehold improvements for the expansion of the offices, and laptops provided to staff to cater to the demands of the growing business. The increase in license amortization came from the the movie contents which have a definite life. The amount increased by $729,808 (388.8%) from $187,728 for the three months ended March 31, 2006 to $917,536 for the three months ended March 31, 2007.


(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $1,918,369 for the three months ended 31 March 2007 as compared to the income from operations of $207,633 for the three months ended March 31, 2006 due to the significant reduction in entertainment business for the three months ended March 31, 2007.


NET INCOME

Net income for the three months ended March 31, 2007 was $742,697 which increased by $442,441 (147.4%) from $300,256 for the three months ended March 31, 2006.

The increase was mainly attributed to the gain on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd. by issuing shares to the private investors at a premium. On January 3, 2007, M2B World Asia Pacific Pte. Ltd., issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $5,757,807 at March 31, 2007 as compared to cash of $5,195,642 at March 31, 2006.

The Company does not finance its operations through short-term bank credit, long-term bank loans nor leasing arrangements with financial institutions as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2007, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the company's intended growth and expansion. The Company has plans in 2007 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances an be made that such plans will be carried out in a timely manner.

In North America, the Company had launched new broadband entertainment and business training content sites in 2006. A new server farm had been built in the US to handle the North American business and the global Broadband TV service

The Company is continuing to raise additional funds through its private placement of its subsidiary's securities to fund its business expansion, however no assurances can be made that the Company will raise sufficient funds as planned.


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

ITEM 3. Controls and Procedures

Our President and Treasurer/Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures and internal controls and procedures for financial reporting for the Company. The Certifying Officers have designed such disclosure controls and procedures and internal controls and procedures for financial reporting to ensure that material information are made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures and internal controls and procedures for financial reporting as of March 31, 2007 and believes that the Company's disclosure controls and procedures and internal controls and procedures for financial reporting are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II. OTHER INFORMATION

Item 1.  Legal proceedings

No disclosures are required pursuant to Item 103 of Regulation S-B, taking into account Instruction 1 to that Item.

Item 2. Unregistered sales of equity securities and use of proceeds

During the quarter ended March 31, 2007, the Company issued 40,000 shares of common stock through its private placement of shares of common stock at a purchase price of $1.50 per share for a total amount of $60,000 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

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


Item 6.

(a) Exhibits
    --------

    Exhibit No.            Description
    -----------            -----------
    Exhibit 31             CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF
                           FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT

    Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

b) Reports on 8K during the quarter:

Form 8-K filed on January 9, 2007
Form 8-K filed on January 18, 2007
Form 8-K/A filed on January 18, 2007
Form 8-K/A filed on January 19, 2007
Form 8-K filed on January 23, 2007
Form 8-K filed on March 7, 2007
Form 8-K filed on April 11, 2007
Form 8-K filed on April 11, 2007
Form 8-K filed on May 4, 2007

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMARU, INC.
Date: May 21, 2007
                               By  /s/ Colin Binny
                                   --------------------------------------------
                                   President, CEO & CFO