Form 10KSB/A
period 2006-12-31
AMARU INC
filed 2007-06-19
CIK 1139822

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




/s/ Nexia Court & Co.
Level 29, Australia Square
264 George Street
Sydney NSW 2000
PO Box H195
Australia Square NSW 1215
April 11, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Amaru, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheets of Amaru, Inc. and Subsidiaries (the Company) as of December 31, 2005, and the related consolidated statement of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaru, Inc. and Subsidiary as of December 31, 2005, and the consolidated results of its operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      2.1   Principles of Consolidation

            The consolidated financial statements include the financial statements of Amaru, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by FASB Interpretation No. 46
            (R) Consolidation of Variable Interest Entities ("FIN 46R") and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).


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

      2.7   Intangible Assets

            Intangible assets consist of film library, gaming and software licence and product development costs. Intangible assets which were purchased and have indefinite lives are stated at cost less impairment losses and are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.

            Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Such intangible assets are amortized over the period of the contract, which is two to 18 years.

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


                                   Amaru, Inc.



                               BY: /s/ Colin Binny
                               -------------------
                         Colin Binny, President and CEO
                               Date: June 14, 2007


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Binny        President, CEO, Interim CFO and Director    Date: April 12, 2007
---------------        (principal executive officer and principal financial officer)
Colin Binny


/s/ Sakae Torisawa       Director                                  Date: June 19, 2007
------------------
Sakae Torisawa


/s/ Lewis Marks          Director                                  Date: June 19, 2007
---------------
Lewis Marks


/s/ Zee Moey Ngiam       Director                                  Date: June 19, 2007
------------------
Ngiam Zee Moey


/s/ Francis Foong        Director (Former Chief                    Date: June 19, 2007
---------------          Financial Officer)
Francis Foong


/s/ Bee Leng Ho          Director (Former Chief                    Date: June 19, 2007
---------------          Financial Officer)
Bee Leng Ho