Form 10-Q
period 2007-03-31
AMARU INC
filed 2007-07-31
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended March 31, 2007

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   Amaru, Inc.
--------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter.)

             Nevada                                   88-0490089
           ----------                                 ----------
    (State of Incorporation)              (IRS Employer Identification No.)


             112 Middle Road, #08-01 Midland House, Singapore 188970
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code  (011)(65) 6332 9287
                                                    -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Of the Exchange Act.

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      154,098,528 shares
-----------------------------              ---------------------------------
          (Class)                          (Outstanding at June 15,2007)

                           AMARU, INC. AND SUBSIDARIES
                       2007 Quarterly Report on Form 10-Q
                                Table of Contents


PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                 F-2
Consolidated Statements of Income                                           F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income     F-4
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                            1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           7

ITEM 4:  CONTROLS AND PROCEDURES                                              8


PART 2:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS
ITEM 1A: RISK FACTORS
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3: DEFAULTS UPON SENIOR SECURITIES
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS
ITEM 5: OTHER INFORMATION                                                     9
ITEM 6:  EXHIBITS                                                            10

SIGNATURES

                                       AMARU, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                               (UNAUDITED)

                                                                          MARCH 31,    DECEMBER 31,
                                                                            2007           2006
                                                                        ------------   ------------

ASSETS
Current assets
Cash and cash equivalents                                               $  5,757,807   $  2,294,984
Accounts receivable, net                                                     413,244      2,106,647
Inventories                                                                1,617,962      1,689,634
Other current assets                                                         526,470        539,604
                                                                        ------------   ------------
     Total current assets                                                  8,315,483      6,630,869

Non-current assets
Property and equipment, net                                                1,266,620      1,215,744
Intangible assets, net                                                    29,101,035     28,886,883
Associate                                                                  4,907,539             --
Investments available for sale                                            11,805,405     12,158,351
                                                                        ------------   ------------
     Total non-current assets                                             47,080,599     42,260,978
                                                                        ------------   ------------

Total assets                                                            $ 55,396,082   $ 48,891,847
                                                                        ============   ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                   $  1,910,515   $  2,101,970
Others payable                                                               105,784             --
Income taxes payable                                                          58,473         58,473
                                                                        ------------   ------------
     Total current liabilities                                             2,074,772      2,160,443

Deferred tax liabilities                                                   2,138,646      1,684,158
                                                                        ------------   ------------
     Total liabilities                                                     4,213,418      3,844,601

Minority interest                                                          3,016,115             --

Commitments                                                                       --             --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized;
     0 shares issued and outstanding at March 31, 2007 and
     December 31, 2006, respectively                                              --             --
Common stock (par value $0.001) 200,000,000 shares authorized;
     154,098,528 and 153,638,528 shares issued and outstanding at
     March 31, 2007 and December 31, 2006, respectively                      154,098        153,638
Additional paid-in capital                                                39,190,666     38,942,126
Subscribed common stock, 0 and 420,000 shares at March 31, 2007
     and December 31, 2006 respectively                                           --        189,000
Retained earnings                                                          2,915,158      2,084,908
Accumulated other comprehensive income                                     5,906,627      3,677,574
                                                                        ------------   ------------
     Total stockholders' equity                                           48,166,549     45,047,246

                                                                        ------------   ------------
Total liabilities and stockholders' equity                              $ 55,396,082   $ 48,891,847
                                                                        ============   ============


                      See accompanying notes to consolidated financial statements




                                   AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                           -------------------------------
                                                           MARCH 31, 2007   MARCH 31, 2006
                                                           --------------   --------------
Revenue:
   Entertainment                                            $      10,249    $   1,002,657
   Digit gaming                                                 5,476,826        5,873,694
   Other income                                                        --              786
                                                            -------------    -------------
     Total revenue                                              5,487,075        6,877,137

Cost of services                                               (5,423,501)      (5,788,393)
                                                            -------------    -------------
Gross profit                                                       63,574        1,088,744

Distribution costs                                               (309,647)        (247,434)
Administrative expenses                                        (1,672,296)        (633,677)
                                                            -------------    -------------
     Total expenses                                            (1,981,943)        (881,111)

(Loss) Income from operations                                  (1,918,369)         207,633

Other income:
   Interest received                                               13,682           17,582
   Gain on dilution of interest in subsidiary                   2,483,871               --
   Share of profit of associate                                     7,539               --
                                                            -------------    -------------
Income before income taxes                                        586,723          225,215
Benefit for income taxes                                          163,513           75,041
                                                            -------------    -------------
Net income                                                        750,236    $     300,256
                                                            =============    =============

Attributable to:
Equity holders of the company                                     830,250          300,256
Minority interest                                                 (80,014)              --
                                                            -------------    -------------
                                                                  750,236          300,256
                                                            =============    =============

Earnings per share
- basic and diluted                                         $       0.005    $       0.002
                                                            =============    =============
Weighted average number of common shares outstanding
- basic and diluted                                           153,784,306      134,776,864
                                                            =============    =============

                  See accompanying notes to consolidated financial statements





                                            AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                       PREFERRED STOCK              COMMON STOCK
                  -------------------------   -------------------------
                    NUMBER         PAR                          PAR        ADDITIONAL    SUBSCRIBED
                      OF          VALUE        NUMBER OF       VALUE        PAID-IN        COMMON       RETAINED
                    SHARES       ($0.001)       SHARES        ($0.001)      CAPITAL        STOCK        EARNINGS
                  -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at
  December 31,
  2005                     --            --   125,591,120   $   125,591   $14,642,550   $ 4,256,880    $   834,379

Common stock
  issued for
  cash                     --            --    15,339,568        15,339    11,255,404            --             --

Common stock
  issued for
  services                 --            --        40,000            40        59,960            --             --

Subscribed
  common stock
  issued                   --            --     5,675,840         5,676     4,251,204    (4,256,880)            --

Common stock
  issued in
  exchange for
  acquisition
  of film library          --            --     6,992,000         6,992     8,733,008            --             --

Common stock
  subscribed
  for services
  (420,000
  shares)                  --            --            --            --            --       189,000             --

Net income                 --            --            --            --            --            --      1,250,529
Change in
  fair value
  of equity
  securities
  available for
  sale, net of tax         --            --            --            --            --            --             --

Comprehensive
  income                   --            --
                  -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at
  December 31,
  2006                     --            --   153,638,528   $   153,638   $38,942,126   $   189,000    $ 2,084,908
                  ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                                                                          (CONTINUED ON NEXT PAGE)





(CONTINUED FROM PREVIOUS PAGE)


                     ACCUMULATED OTHER
                    COMPREHENSIVE INCOME
                  ------------------------
                   CURRENCY                                    TOTAL
                  TRANSLATION   FAIR VALUE     MINORITY     SHAREHOLDERS'
                    RESERVE       RESERVE      INTEREST        EQUITY
                  -----------   -----------   -----------   -----------

Balance at
  December 31,
  2005            $    12,927   $        --   $        --   $19,872,327

Common stock
  issued for
  cash                     --            --            --    11,270,743

Common stock
  issued for
  services                 --            --            --        60,000

Subscribed
  common stock
  issued                   --            --            --            --

Common stock
  issued in
  exchange for
  acquisition
  of film library          --            --            --     8,740,000

Common stock
  subscribed
  for services
  (420,000
  shares)                  --            --            --       189,000

Net income                 --            --            --     1,250,529
Change in
  fair value
  of equity
  securities
  available for
  sale, net of tax         --     3,664,647            --     3,664,647
                                                            -----------
Comprehensive
  income                                               --     4,915,176
                  -----------   -----------   -----------   -----------
Balance at
  December 31,
  2006            $    12,927   $ 3,664,647   $        --   $45,047,246
                  ===========   ===========   ===========   ===========

           See accompanying notes to consolidated financial statements

                                       F-4A




                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)


                              PREFERRED STOCK               COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR                           PAR         ADDITIONAL     SUBSCRIBED
                             OF           VALUE         NUMBER OF       VALUE         PAID-IN         COMMON         RETAINED
                           SHARES        ($0.001)        SHARES       ($0.001)        CAPITAL         STOCK          EARNINGS
                        ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance at
  December 31,
  2006                            --             --    153,638,528   $    153,638   $ 38,942,126   $    189,000    $  2,084,908

Subscribed common
  Stock issued                    --             --        420,000            420        188,580       (189,000)             --

Common stock issued
  for services                    --             --         40,000             40         59,960             --              --

Contribution from
  minority interest               --             --             --             --             --             --              --

Gain on dilution of
  interest in
  subsidiary                      --             --             --             --             --             --              --

Net income                        --             --             --             --             --             --         830,250

Change in fair value
  equity securities
  available for sale,
  net of tax                      --             --             --             --             --             --              --

Comprehensive
  income                          --             --
                        ------------   ------------   ------------   ------------   ------------   ------------    ------------
                                  --             --    154,098,528   $    154,098   $ 39,190,666             --    $  2,915,158
                        ============   ============   ============   ============   ============   ============    ============

                                                                                                       (CONTINUED ON NEXT PAGE)





(CONTINUED FROM PREVIOUS PAGE)


                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                           CURRENCY                                      TOTAL
                         TRANSLATION    FAIR VALUE      MINORITY      SHAREHOLDERS'
                           RESERVE        RESERVE       INTEREST         EQUITY
                        ------------   ------------   ------------    ------------

Balance at
  December 31,
  2006                  $     12,927   $  3,664,647   $         --    $ 45,047,246

Subscribed common
  Stock issued                    --             --             --              --

Common stock issued
  for services                    --             --             --          60,000

Contribution from
  minority interest               --             --      5,580,000       5,580,000

Gain on dilution of
  interest in
  subsidiary                      --             --     (2,483,871)     (2,483,871)

Net income                        --             --        (80,014)        750,236

Change in fair value
  equity securities
  available for sale,
  net of tax                      --      2,229,053             --       2,229,053
                                                                      ------------
Comprehensive
  income                                                        --       2,979,289
                        ------------   ------------   ------------    ------------
                        $     12,927   $  5,893,700   $  3,016,115    $ 51,182,664
                        ============   ============   ============    ============

           See accompanying notes to consolidated financial statements

                                       F-5A




                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED
                                                                      March 31, 2007  March 31, 2006
                                                                      --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $    750,236    $    300,256
    Share of profit of associate                                             (7,539)             --
    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                            803,881         151,669
    Depreciation                                                            113,655          36,059
    Acquisition of investment in exchange for account receivable         (1,700,000)             --
    Gain on dilution of interest in subsidiary                           (2,483,871)             --
    Common stock issued for services                                         60,000              --

 Changes in operation assets and liabilities
    Accounts receivables                                                  1,693,403        (143,684)
    Inventories                                                              71,672              --
    Other receivables                                                        30,841         (71,323)
    Others current assets                                                   (17,707)        (99,167)
    Accounts payable and accrued expenses                                  (191,455)          5,705
    Other payables                                                          105,784              --
    Income tax payable                                                     (163,513)             --
                                                                       ------------    ------------
Net cash (used in) generated from operating activities                     (934,613)        179,515

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                               (164,531)        (42,341)
    Deposit paid for an investment                                               --      (1,052,613)
    Acquisition of investment available for sale                                 --        (130,030)
    Acquisition of intangible assets                                     (1,018,033)     (3,089,026)
                                                                       ------------    ------------
Net cash used in by investing activities                                 (1,182,564)     (4,314,010)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of balances due to related party                                    --         (58,392)
   Proceeds from issuance of common stock                                        --       4,611,710
   Capital contributed by minority shareholders                           5,580,000              --
                                                                       ------------    ------------
Net cash provided by financing activities                                 5,580,000       4,553,318

Effect of exchange rate changes on cash and cash equivalents                     --              --
                                                                       ------------    ------------

Cash flows from all activities                                            3,462,823         418,823

Cash and cash equivalents at beginning of period                          2,294,984       4,776,819
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  5,757,807    $  5,195,642
                                                                       ============    ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                         $  1,700,000    $         --
                                                                       ============    ============


(1)   On February 15, 2007, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd.
      subscribed for additional 4% interest in an investment for $1.7 million in exchange for the settlement of an investment for $1.7 million in exchange for the settlement of an accounts receivable from the investee company.


                     See accompanying notes to consolidated financial statements

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

      1.3   Recent Accounting Standards and Pronouncements

            In 2006, the FASB issued Interpretation No. 48 (FIN 48), " Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

            The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the three months ended March 31, 2007. The Company has not taken a tax position that would have a material effect 31 March, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.


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

      2.8   Associate

            An associate is an entity over which the group has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

            The results and assets and liabilities of associates are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments in associates are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the group's share of the net assets of the associate, less any impairment in the value of individual investments. Losses of an associate in excess of the group's interest in that associate (which includes any long-term interests that, in substance, form part of the group's net investment in the associate) are not recognised, unless the group has incurred legal or constructive obligations or made payments on behalf of the associate.

            Any excess of the cost of acquisition over the group's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the associate recognised at the date of acquisition is recognised as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the group's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognised immediately in the consolidated profit and loss statement.

            Where a group entity transacts with an associate of the group, profits and losses are eliminated to the extent of the group's interest in the relevant associate.

      2.9   Investments

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


      2.10  Valuation of Long-Lived Assets

            The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the three months ended March 31, 2007 and the year ended December 31, 2006.

      2.11  Advances from Related Party

            Advances from related party are unsecured, non-interest bearing and payable on demand.

      2.12  Foreign Currency Translation

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

      2.13  Revenues

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

      2.14  Costs of Services

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

      2.15  Income Taxes

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

      2.16  Earnings (Loss) Per Share

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

      2.17  Financial Instruments

            The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses and other liabilities approximate their fair value.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


      2.18  Advertising

            The cost of advertising is expensed as incurred. For the three months ended March 31, 2007 and 2006, the Company incurred advertising expenses of $205,429 and $190,130 respectively.

      2.19  Reclassifications

            Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3.    RELATED PARTY TRANSACTIONS

      Related parties are entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

      Some of the company's transactions and arrangements are with the related party and the effect of these on the basis determined between the party is reflected in these financial statements. The balances are unsecured, interest-free and repayable on demand unless otherwise stated.

      During the period, the Group entered into the following transactions with the associate:

                                                      MARCH 31,    DECEMBER 31,
                                                        2007          2006
                                                    ------------  ------------

      Marketing                                     $     42,216   $        --
                                                    ============   ===========


4.    OTHER CURRENT ASSETS

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
                                                    ============  ============


5.    PROPERTY AND EQUIPMENT

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


6.    INTANGIBLE ASSETS

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
                                                     ============  ============

      Amortization expense was $803,881 for the three months ended March 31, 2007 and $151,669 for the three months ended March 31, 2006.


7.    ASSOCIATE

                                                       MARCH 31,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Cost of investment in associate                $ 4,900,000   $         --
      Share of post-acquisition profit                     7,539             --
                                                     ------------  ------------
                                                     $ 4,907,539   $         --
                                                     ============  ============

      Details of the Group's associate at March 31, 2007 are as follows:

      Place of          Proportion of
      Name of           incorporation          ownership    Principal
      associate         and operation          interest     activity
      ---------         -------------          ---------    ---------
      MARCH 31,         DECEMBER 31,
        2007                2006
      ---------         -------------
                                                    %            %
      121 View Corporation
      British Virgin         29.9                 25.0          --
      (SEA) Ltd
      Islands

      One of the directors of the Company has interests in the associated company.

      Summarised financial information in respect of the Group's associate is set out below:

                                                       MARCH 31,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Total assets                                   $ 9,381,105   $         --
      Total liabilities                                  (22,108)            --
                                                     ------------  ------------
      Net assets                                     $ 9,358,997   $         --
                                                     ============  ============

      Group's share of associate's net assets          2,798,340             --
                                                     ============  ============

      Revenue                                             64,451             --
                                                     ============  ============

      Profit for the year                                 26,855             --
                                                     ============  ============

      Group's share of associate's profit for the
      year                                                 7,539             --
                                                     ============  ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006


8.    INVESTMENTS AVAILABLE FOR SALE

      Investments available for sale consist of the following:

                                                       MARCH 31,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Quoted equity securities                       $ 8,523,128   $  5,676,074
      Unquoted equity securities                       3,282,277      6,482,277
                                                     ------------  ------------
                                                     $11,805,405   $ 12,158,351
                                                     ============  ============

      The investments in quoted equity securities comprised of 36,428,571 common shares of Auston International Group Ltd (Auston). As of March 31, 2007, the market value of the shares was $0.23 (S$0.36).

      The unquoted equity securities classified as available-for-sale, with a carrying value of $3,282,277 and $6,482,277 as of March 31, 2007 and December 31, 2006, respectively, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

      The Company explores other alternatives and considers using other valuation Techniques to establish the fair value. Valuation techniques include using recent arm's length market transactions between knowledgeable and willing parties. However, as the key investments held by the Company operate in Singapore, there are no established markets in Singapore for similar investments for the Company to obtain comparables and observable data to carry out a reliable fair valuation.


9.    COMMITMENTS

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


10.    CAPITAL STOCK

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


12.   SEGMENT REPORTING

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

2007
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------

Revenues from external customers   $     10,249    $  5,476,826    $         --   $  5,487,075
Interest revenue                   $     13,682    $         --    $         --   $     13,682
Depreciation and amortization      $    842,897    $     74,639    $         --   $    917,536
Segment profit (loss)              $ (1,842,101)   $     64,275    $         --   $ (1,777,826)
Segment assets                     $ 45,544,336    $  7,361,956    $  2,482,251   $ 55,388,543
Expenditures for segment assets    $  1,182,564    $         --    $         --   $  1,182,564

Reconciliation :-

REVENUES
Total revenues for reportable segments                            $   5,487,075
Other revenue                                                     $          --
                                                                  -------------
         Total consolidated revenues                              $   5,487,075
                                                                  -------------

INTEREST REVENUE
Total interest revenue for reportable segments                    $      13,658
Corporate interest revenue                                        $          24
                                                                  -------------
         Total consolidated interest revenue                      $      13,682
                                                                  -------------

PROFIT OR LOSS
Total loss for reportable segments                                $  (1,777,826)
Corporate expenses                                                $    (126,861)
Gain on dilution of interest in subsidiary                        $   2,483,871
Share of profit of associate                                      $       7,539
                                                                  -------------
         Profit before income tax                                 $     586,723
                                                                  -------------

ASSETS
Total assets for reportable segments                              $  52,906,292
Other assets                                                      $   2,482,251
                                                                  -------------
         Total consolidated assets                                $  55,388,543
                                                                  -------------

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments             $   1,182,564
                                                                  -------------

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2007 AND 2006

12.   SEGMENT REPORTING (Cont'd)

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

13.   SUBSEQUENT EVENTS

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

On July 10, 2007, the Company entered into an share sale and purchase agreement (the "Agreement") by and between Tremax International Limited, a British Virgin Islands corporation and the Company's wholly-owned subsidiary (the "Purchaser") and Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), and a 100% beneficial owner of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"). According to the terms of the Agreement, the Vendor shall sell, and the Purchaser or its nominee(s) shall purchase the shares held by Vendor in CBBN Holdings, in exchange for the issuance of 5,333,333 newly issued restricted shares of common stock of the Company. CBN is a company registered in Taiwan, the Republic of China. CBN is an internet cum broadband access provider to major residential buildings in Taiwan and has a subscriber base of about 20,000 homes.


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

For the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006

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


NET INCOME

Net income for the three months ended March 31, 2007 was $750,236 which increased by $449,980 (149.9%) from $300,256 for the three months ended March 31, 2006.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


ITEM 4: CONTROLS AND PROCEDURES

The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

An evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure were effective as of March 31, 2007.. There has been no change in the company's internal control over financial reporting that occurred during the quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's annual report on Form 10-KSB for the year ended December 31, 2006 did not include (nor does this quarterly report on Form 10-Q include) an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report in the annual report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in the annual report.

PART 2:

ITEM 1:  LEGAL PROCEEDINGS

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


ITEM 3:  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5:  OTHER INFORMATION

         None

ITEM 6:  EXHIBITS:

A - Exhibits:

Exhibit 31 CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CERTIFICATION PURSUANT TO SECTION 906
                       OF THE SARBANES-OXLEY ACT

Exhibit 32 CERTIFICATION OF CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER PURSUANT TO RULE 13A-14(b) OF THE EXCHANGE ACT AND 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


July 31, 2007                            /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, CEO & CFO