Form 10-Q
period 2007-06-30
AMARU INC
filed 2007-08-14
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2007

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

Yes [X]       No [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 Of the Exchange Act.

Yes [X]       No [ ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 Of the Exchange Act.

Yes [ ]       No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      154,098,528 shares
-----------------------------              ---------------------------------
          (Class)                          (Outstanding at June 30,2007)

                           AMARU, INC. AND SUBSIDARIES
                       2007 Quarterly Report on Form 10-Q

                                Table of Contents


PART 1:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Income                                            F-3
Consolidated Statements of Stockholders' Equity and Comprehensive Income   F-4,5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                           F-7 to F-22

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION          1-8
         AND RESULTS OF OPERATIONS

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         9-10

ITEM 4:  CONTROLS AND PROCEDURES                                              11


PART 2:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    12
ITEM 1A: RISK FACTORS                                                   12 to 14
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          15
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      15
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS                 15
ITEM 5:  OTHER INFORMATION                                                    15
ITEM 6:  EXHIBITS                                                             15

SIGNATURES                                                                    16

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                           JUNE 30,     DECEMBER 31,
                                                                            2007           2006
                                                                         ------------   ------------
ASSETS                                                                    (UNAUDITED)    (AUDITED)
Current assets
Cash and cash equivalents                                               $  4,200,078   $  2,294,984
Accounts receivable, net                                                  12,422,915      2,106,647
Equity securities held for trading                                         7,020,000             --
Other current assets                                                         481,748        539,604
Inventories                                                                1,168,679      1,689,634
                                                                        ------------   ------------
     Total current assets                                                 25,293,420      6,630,869

Non-current assets
Property and equipment, net                                                1,656,382      1,215,744
Intangible assets, net                                                    28,330,585     28,886,883
Associate                                                                  4,950,891             --
Available-for-sale of equity securities                                   11,496,565     12,158,351
                                                                        ------------   ------------
     Total non-current assets                                             46,434,423     42,260,978
                                                                        ------------   ------------

Total assets                                                            $ 71,727,843   $ 48,891,847
                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                   $  2,091,772   $  2,101,970
Other payables                                                               105,000             --
Finance lease liabilities                                                     10,124             --
Income taxes payable                                                          45,245         58,473
                                                                        ------------   ------------
     Total current liabilities                                             2,252,141      2,160,443

Non-current liabilities
Deferred tax liabilities                                                   3,833,000      1,684,158
Hire purchase creditor                                                        59,901             --
                                                                        ------------   ------------
     Total non-current liabilities                                         3,892,901      1,684,158
                                                                        ------------   ------------
Total liabilities                                                          6,145,042      3,844,601

Minority interests                                                         5,871,607             --

Commitments                                                                       --             --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized;
     0 shares issued and outstanding at June 30, 2007 and
     December 31, 2006, respectively                                              --             --
Common stock (par value $0.001) 200,000,000 shares authorized;
     154,098,528 and 153,638,528 shares issued and outstanding at
     June 30, 2007 and December 31, 2006, respectively                       154,098        153,638
Additional paid-in capital                                                39,190,666     38,942,126
Subscribed common stock, 0 and 420,000 shares at June 30, 2007
     and December 31, 2006, respectively                                          --        189,000
Retained earnings                                                         14,713,052      2,084,908
Accumulated other comprehensive income                                     5,653,378      3,677,574
                                                                        ------------   ------------
     Total stockholders' equity                                           59,711,194     45,047,246
                                                                        ------------   ------------
Total liabilities and stockholders' equity                              $ 71,727,843   $ 48,891,847
                                                                        ============   ============

See accompanying notes to consolidated financial statements


AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

                                                                FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                                ------------------------           --------------------------
                                                             JUNE 30, 2007     JUNE 30, 2006     JUNE 30, 2007     JUNE 30, 2006
                                                             -------------     -------------     -------------     -------------
Revenue:
   Entertainment                                             $  15,034,689     $   3,215,479     $  15,024,440     $   2,212,822
   Digit gaming                                                 10,459,791        11,094,343         4,982,965         5,220,649
   Other income                                                         --             1,144                --               358
                                                             -------------     -------------     -------------     -------------
     Total revenue                                              25,494,480        14,310,966        20,007,405         7,433,829


Cost of services                                               (11,292,135)      (10,973,303)       (5,868,634)       (5,184,910)
                                                             -------------     -------------     -------------     -------------
Gross profit                                                    14,202,345         3,337,663        14,138,771         2,248,919

Distribution costs                                                (505,653)         (559,529)         (196,006)         (312,095)
Administrative expenses                                         (3,521,215)       (1,682,011)       (1,848,919)       (1,048,334)
                                                             -------------     -------------     -------------     -------------
     Total expenses                                             (4,026,868)       (2,241,540)       (2,044,925)       (1,360,429)


Income from operations                                          10,175,477         1,096,123        12,093,846           888,490


Other expenses:
   Interest expenses                                                  (171)               --              (171)               --
   Interest income                                                  26,101            57,871            12,419            40,289
   Gain on dilution of interest in subsidiary                    2,483,871                --                --                --
   Net change in fair value of financial assets
    at fair value through Profit or Loss-held for trading        4,320,000                --         4,320,000                --
   Share of loss of associate                                      (15,224)               --           (22,763)               --
                                                             -------------     -------------     -------------     -------------
Income before income taxes                                      16,990,054         1,153,994        16,403,331           928,779
(Provision) Benefit for income taxes                            (1,586,432)           66,465        (1,749,945)           (8,576)
                                                             -------------     -------------     -------------     -------------
Net income                                                   $  15,403,622     $   1,220,459     $  14,653,386     $     920,203
                                                             =============     =============     =============     =============


Attributable to:
Equity holders of the Company                                $  12,628,144     $   1,220,459     $  11,797,894     $     920,203
Minority interests                                               2,775,478                --         2,855,492                --
                                                             -------------     -------------     -------------     -------------
Net income                                                   $  15,403,622     $   1,220,459     $  14,653,386     $     920,203
                                                             =============     =============     =============     =============

Net income per share
- basic and diluted                                          $        0.10     $        0.01     $        0.10     $        0.01
                                                             =============     =============     =============     =============
Weighted average number of common shares outstanding
- basic and diluted                                            153,942,285       142,983,737       154,098,528       151,100,426
                                                             =============     =============     =============     =============



See accompanying notes to consolidated financial statements


AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)


                 PREFERRED STOCK      COMMON STOCK                                         ACCUMULATED OTHER
                 ---------------  ------------------                                     COMPREHENSIVE INCOME
                                                                                         ---------------------              TOTAL
                 NUMBER   PAR                 PAR      ADDITIONAL   SUBSCRIBED            CURRENCY                         SHARE-
                   OF    VALUE   NUMBER OF   VALUE      PAID-IN       COMMON   RETAINED TRANSLATION FAIR VALUE MINORITY   HOLDERS'
                 SHARES ($0.001   SHARES    ($0.001)    CAPITAL       STOCK    EARNINGS   RESERVE   RESERVE    INTEREST    EQUITY
                 ------  ------ ----------- --------- -----------  ----------- --------- --------- ---------   -------- ------------

Balance at
  December 31,
  2005               --      -- 125,591,120 $125,591   $14,642,550 $ 4,256,880 $  834,379 $12,927  $       --   $    --  $19,872,327

Common stock
  issued for
  cash               --      --  15,339,568   15,339    11,255,404          --         --      --          --        --  11,270,743

Common stock
  issued for
  services           --      --      40,000       40        59,960          --         --      --          --        --      60,000

Subscribed
  common stock
  issued             --      --   5,675,840    5,676     4,251,204  (4,256,880)        --      --          --        --          --

Common stock
  issued in
  exchange for
  acquisition
  of film library    --      --   6,992,000    6,992     8,733,008          --         --      --          --        --   8,740,000

Common stock
  subscribed
  for services
  (420,000
  shares)            --      --          --       --            --     189,000         --      --          --        --     189,000

Net income           --      --          --       --            --          --  1,250,529      --          --        --   1,250,529

Change in
  fair value
  of available
  for-sale-equity
  securities
  net of tax         --     --          --       --             --          --         --      --   3,664,647        --    3,664,647
                                                                                                                          ----------

Comprehensive
  income             --      --          --       --            --         --         --       --          --        --    4,915,176
                 ------  ------ ----------- --------   ----------- ----------- ---------- -------  ----------- --------- -----------
Balance at
  December 31,
  2006               --      -- 153,638,528 $153,638   $38,942,126 $   189,000 $2,084,908 $12,927  $3,664,647  $     --  $45,047,246
                 ======  ====== =========== ========   =========== =========== ========== =======  ==========  ========= ===========

                                See accompanying notes to consolidated financial statements





AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(UNAUDITED)


                 PREFERRED STOCK      COMMON STOCK                                         ACCUMULATED OTHER
                 ---------------  ------------------                                    COMPREHENSIVE INCOME
                                                                                        ---------------------              TOTAL
                 NUMBER   PAR                 PAR      ADDITIONAL  SUBSCRIBED           CURRENCY    FAIR                  SHARE-
                   OF    VALUE   NUMBER OF   VALUE      PAID-IN      COMMON   RETAINED TRANSLATION  VALUE    MINORITY   HOLDERS'
                 SHARES ($0.001   SHARES    ($0.001)    CAPITAL      STOCK    EARNINGS   RESERVE   RESERVE   INTEREST    EQUITY
                 ------  ------ ----------- --------- ----------- ----------- --------- --------- ---------  -------- ------------

Balance at
  December 31,
  2006             --       --  153,638,528 $153,638 $38,942,126 $ 189,000  $ 2,084,908  $12,927 $3,664,647 $        -- $45,047,246

Subscribed
  common
  Stock issued     --       --      420,000      420     188,580  (189,000)          --       --         --          --          --

Common stock
  issued
  for services     --       --       40,000       40      59,960        --           --       --         --          --      60,000

Contribution
  from
  minority
  interest         --       --           --       --          --        --           --       --         --   5,580,000   5,580,000

Gain on
  dilution of
  interest in
  subsidiary       --       --           --       --          --        --           --       --         --  (2,483,871) (2,483,871)

Net income         --       --           --       --          --        --   12,628,144       --         --   2,775,478  15,403,622

Change in
  fair value
  of available-
  for-sale
  equity
  securities
  net of tax        --      --           --       --          --        --           --       --  1,975,804          --   1,975,804
                                                                                                                         ----------
Comprehensive
  income            --      --           --       --          --        --           --       --         --          --  17,379,426
               ------   ------  ----------- -------- ----------- ---------  -----------  ------- ---------- -----------  ----------
Balance at
 June 30,          --       --  154,098,528 $154,098 $39,190,666        --  $14,713,052  $12,927 $5,640,451 $ 5,871,607 $65,582,801
 2006          ======   ======  =========== ======== =========== =========  ===========  ======= ========== =========== ===========

See accompanying notes to consolidated financial statements


AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                        FOR THE SIX MONTHS ENDED
                                                                      June 30, 2007   June 30, 2006
                                                                      --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                           15,403,622    $  1,220,459
    Adjustments for :
    Amortization                                                          1,625,493          78,369
    Depreciation                                                            270,208         325,819
    Acquisition of investment in exchange for account receivable         (4,400,000)           --
    Gain on dilution of interest in a subsidiary                         (2,483,871)           --
    Net change in fair value of financial assets at fair value
     through Profit or Loss-held for trading                             (4,320,000)           --
    Common stock issued for services                                         60,000            --
    Deferred tax                                                          1,586,432            --
    Share of loss of associate                                               15,224            --

Changes in operation assets and liabilities
    Accounts receivable                                                 (10,316,268)        356,307
    Inventories                                                             520,955            --
    Other current assets                                                     57,856      (3,510,588)
    Accounts payable and accrued expenses                                   (10,198)        494,078
    Other payables                                                          105,000            --
    Income taxes payable                                                    (13,228)           --
                                                                       ------------    ------------
Net cash used in operating activities                                    (1,898,775)     (1,035,556)

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                               (710,846)     (5,906,324)
    Acquisition of associate                                                (66,115)
    Acquisition available-for-sale of equity securities                          --        (438,458)
    Acquisition of intangible assets                                     (1,069,195)     (2,400,000)
                                                                       ------------    ------------
Net cash used in investing activities                                    (1,846,156)     (8,744,782)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of balances due to related party                                    --         (58,392)
   Proceeds from hire purchase creditor                                      70,025            --
   Proceeds from issuance of common stock                                        --      11,110,860
   Capital contributed by minority shareholders                           5,580,000            --
                                                                       ------------    ------------
Net cash provided by financing activities                                 5,650,025      11,052,468

Effect of exchange rate changes on cash and cash equivalents                     --            --
                                                                       ------------    ------------
Cash flows from all activities                                            1,905,094       1,272,130

Cash and cash equivalents at beginning of period                          2,294,984       4,776,819
                                                                       ------------    ------------

Cash and cash equivalents at end of period                             $  4,200,078    $  6,048,949
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                         $  4,400,000    $       --
                                                                       ============    ============
Common stock in exchange for acquisition of film library               $         --    $  8,740,000
                                                                       ============    ============

Subscribed common stock issued                                         $         --    $  4,256,880
                                                                       ============    ============

(1)  On February 15, 2007, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd subscribed for additional 4% interest in an investment for $1.7 million in exchange for the settlement of an accounts receivables from the investee company.


     On June 27, 2007, M2B World Holdings Limited, a wholly owned subsidiary of
     M2B World Asia Pacific Pte. Ltd received $2.7 million in quoted equity securities in exchange for accounts receivable from a company, as part of the sales and purchase agreement with the company.

See accompanying notes to consolidated financial statements

                                                     F-6

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


1.    BASIS OF PRESENTATION

      1.1   Description of Business

            Amaru, Inc. (the Company) through its subsidiaries under the M2B brand is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, Education-on-demand and E-commerce streaming over Broadband channels, Internet portals and Third-Generation (3G) devices globally. It has launched multiple Broadband TV and integrated shopping websites with multiple channels of content designed and programmed to target specific viewer profiles and lifestyles of local and international audiences. The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

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

      1.2   Basis of Presentation

            The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full year.

            The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the company's Annual report on Form 10-KSB for the year ended December 31, 2006.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


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


            The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the six months ended June 30, 2007.
            The Company has not taken a tax position that would have a material effect on 30 June, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


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

            Entertainment revenues were concentrated with one customer totalling 99.8% of these related revenues for the six months ended June 30, 2007 and four customers totaling 96.7 % of these related revenues for the six months ended June 30, 2006.

            The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                              FOR THE SIX MONTHS ENDED    FOR THE THREE MONTHS ENDED
                                            --------------------------    --------------------------
                                                JUNE 30,       JUNE 30,        JUNE 30,     JUNE 30,
                                                  2007           2006            2007         2006
                                            ------------    -----------   ------------  ------------
            Sales outside of the U.S.       $ 25,494,193   $ 14,310,936   $ 20,007,163   $ 7,433,829


            Services purchased outside      $ 11,260,156   $ 10,957,064   $  5,866,757   $ 5,183,218
            of the U.S.

      2.5   Inventories

            Inventories are carried at the lower of cost and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006

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

      2.8   Associate

            An associate is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

            The results and assets and liabilities of associates are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments in associates are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company's share of the net assets of the associate, less any impairment in the value of individual investments. Losses of an associate in excess of the group's interest in that associate (which includes any long-term interests that, in substance, form part of the Company's net investment in the associate) are not recognised, unless the group has incurred legal or constructive obligations or made payments on behalf of the associate.

            Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the associate recognised at the date of acquisition is recognised as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognised immediately in the consolidated profit and loss statement.

            Where a group entity transacts with an associate of the group, profits and losses are eliminated to the extent of the group's interest in the relevant associate.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006

      2.10  Valuation of Long-Lived Assets

            The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the six months ended June 30, 2007 and the three months ended March 31, 2007.

      2.11  Investments at fair value through profit or loss

            An instrument is classified as at fair value through profit or loss if it is held for trading or is designated as such upon initial recognition. Financial instruments are designated as fair value through profit or loss if the Company manages such investments and makes purchase and sales decisions based on their fair value. Upon initial recognition, attributable transaction costs are recognised in the income statement when incurred. Financial instruments at fair value through profit or loss are measured at fair value, and changes therein are recognized in the income statement.

      2.12  Advances from Related Party

            Advances from related party are unsecured, non-interest bearing and payable on demand.

      2.13  Leases

            Leased assets in which the Company assumes substantially all the risks and rewards of ownership are classified as finance leases. Upon initial recognition, property, plant and equipment acquired through finance leases are capitalized at the lower of its fair value and the present value of the minimum lease payments. Subsequent to recognition, the asset is accounted for in accordance with the accounting policy applicable to that asset. Leased assets are depreciated over the shorter of the lease term and their useful lives. Lease payments are apportioned between finance expense and reduction of the lease liability. The finance expense is allocated to each period during the lease term so as to produce a constant periodic rate of interest on the remaining balance of the liability. Contingent lease payments are accounted for by revising the minimum lease payments over the remaining term of the lease when the lease adjustment is confirmed.

      2.14  Foreign Currency Translation

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

       2.15  Revenues

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

      2.16  Costs of Services

            The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period it was incurred.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


      2.17  Income Taxes

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006

     2.16  Earnings Per Share

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

      2.18  Advertising

            The cost of advertising is expensed as incurred. For the six months ended June 30, 2007 and 2006, the Company incurred advertising expenses of $317,437 and $421,831 respectively. For the three months ended June 30, 2007 and 2006, the Company incurred advertising expenses of $112,008 and $231,701 respectively.

      2.19  Reclassifications

            Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.



3.  EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   JUNE 30,       DECEMBER 31,
                                                    2007             2006
                                                ------------      ------------
     Quoted equity security, at fair value      $  7,020,000      $   --
                                                ============      ============

            The fair value of the security is based on closing quoted market price on the last market day of the financial period.

            The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.    OTHER CURRENT ASSETS

      Other current assets consist of the following:

                                                      JUNE 30,     DECEMBER 31,
                                                        2007           2006
                                                  ------------     ------------

      Prepayments                                 $   135,183      $   177,278
      Deposits                                        175,211          172,882
      Other receivables                               171,354          189,444
                                                  ------------     ------------
                                                  $   481,748      $   539,604
                                                  ============     ============

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   JUNE 30,        DECEMBER 31,
                                                     2007              2006
                                                 ------------     ------------

      Office equipment                           $   740,486     $    721,085
      Motor vehicle                                  112,563           11,000
      Furniture, fixture and fittings                587,408          556,069
      Set-top boxes                                  824,224          265,681
                                                 ------------     ------------
                                                   2,264,681        1,553,835
      Accumulated depreciation                      (608,299)        (338,091)
                                                 ------------     ------------
                                                 $ 1,656,382     $  1,215,744
                                                 ============     ============

      Depreciation expense was $270,208 for the six months ended June 30, 2007 and $78,369 for the six months ended June 30, 2006.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


6.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------
      INDEFINITE LIVES
      Film library                                  $ 17,697,261   $ 17,674,378
      Software license                                 2,420,227      2,420,227
                                                    ------------  - -----------
                                                      20,117,488     20,094,605

      DEFINITE USEFUL LIVES
      Film library                                     3,984,789      2,947,564
      Gaming license                                   7,090,000      7,090,000
      Product development expenditures                   678,616        669,529
                                                    ------------   ------------
                                                      11,753,405     10,707,093
      Accumulated amortization                        (3,540,308)    (1,914,815)
                                                    ------------   ------------
                                                       8,213,097      8,792,278

                                                    ------------   ------------
                                                    $ 28,330,585   $ 28,886,883
                                                    ============   ============

      Amortization expense was $1,625,493 for the six months ended June 30, 2007 and $325,819 for the six months ended June 30, 2006.


7.    ASSOCIATE
                                                       JUNE 30,   DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Fair value of investment in associate          $ 3,583,223   $         --
      Goodwill                                         1,382,892             --
      Share of post-acquisition loss                     (15,224)            --
                                                     ------------  ------------
                                                     $ 4,950,891   $         --
                                                     ============  ============

      Details of the Company's associate at June 30, 2007 are as follows:

      Name of Business :  121 View Corporation (SEA) Ltd

      Place of Incorporation : British Virgin Islands

      Principle Activity :  Digital signage solutions

      Proportion of  :        JUNE 30, 2007    DECEMBER 31, 2006
      Ownership Interest      ------------     -----------------
                                 30.1%              25.0%

      One of the directors of the Company has interests in the associated oompany and one of the directors of the Company is also a director in the associated company.

      On April 20, 2007, M2B World Asia Pacific Pte. Ltd subscribed for additional 0.2% interest in the investee company, for an investment of $66,115.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


      Summarised financial information in respect of the Company's associate is set out below:

                                                       JUNE 30,    DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Total assets                                   $ 9,381,105   $         --
      Total liabilities                                  (22,108)            --
                                                     ------------  ------------
      Net assets                                     $ 9,358,997   $         --
                                                     ============  ============
      Company's share of associate's net assets      $ 2,798,340             --
                                                     ============  ============
      Revenue                                        $    96,312             --
                                                     ============  ============

      Loss for the period                            $  (48,793)             --
                                                     ============  ============
      Company's share of associate's loss for the
      period                                         $   (15,224)            --
                                                     ============  ============


8.    AVAILABLE-FOR-SALE EQUITY SECURITIES

      Available-for-sale equity securities consist of the following:

                                                       JUNE 30,     DECEMBER 31,
                                                         2007          2006
                                                     ------------  ------------

      Quoted equity securities                        $8,214,288   $  5,676,074
      Unquoted equity securities                       3,282,277      6,482,277
                                                     ------------  ------------
                                                     $11,496,565   $ 12,158,351
                                                     ============  ============



      The investments in quoted equity securities comprised of 36,428,571 common shares of Auston International Group Ltd (Auston). As of June 30, 2007, the market value of the Auston shares was $0.225.

      The unquoted equity securities classified as available-for-sale, with a carrying value of $3,282,277 and $6,482,277 as of June 30, 2007 and December 31, 2006, respectively, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006

9.    COMMITMENTS

      As of the balance sheet date, the Company has the following capital commitments:

                                                       MARCH 31,   DECEMBER 31,
                                                          2007         2006
                                                     ------------  ------------
      CAPITAL COMMITMENTS:
      Contracted but not provided for
             Film library                            $  3,416,945  $  4,254,372
             Set-top boxes                              2,562,000     2,562,000
             Other equipments                             164,000            --
                                                     ------------  ------------
                                                     $  6,142,945  $  6,816,372
                                                     ============  ============

      The Company has several noncancelable operating leases, primarily for office spaces, that expire over the next five years.

      As of June 30, 2007, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                       OPERATING
                                                        LEASES
                                                      -----------
      Year ending December 31,
          2007                                            151,183
          2008                                            262,426
          2009                                            178,675
          2010                                            126,360
          2011                                             80,504
                                                      -----------
          Total minimum lease payments                $   799,148
                                                      ===========

      Rent expense totaled $171,914 for the six months ended June 30, 2007 and $74,610 for the six months ended June 30, 2006.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


11.   INCOME TAXES

      The Company files separate tax returns for Singapore and the United States of America.

      The Company had available approximately $5,201,580 of unused U.S. net operating loss carry-forwards at June 30, 2007, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2007 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

      The Company had available approximately $770,639 of unused Singapore capital allowance carry-forwards at June 30, 2007, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.


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

2007
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------
Revenues from external customers   $ 15,034,689    $  10,459,791    $         --   $ 25,494,480
Interest revenue                   $     26,101    $         --     $         --   $     26,101
Interest expenses                  $        171    $         --     $         --   $        171
Depreciation and amortization      $  1,746,423    $    149,278     $         --   $  1,895,701
Segment profit                     $ 10,229,860    $     161,906    $         --   $ 10,391,766
Segment assets                     $ 62,111,786    $   7,163,454    $  2,452,603   $ 71,727,843
Expenditures for segment assets    $  1,780,041    $         --     $         --   $  1,780,041

                                      F-19

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006


Reconciliation :-

REVENUES
Total revenues for reportable segments                            $  25,494,480
Other revenue                                                     $          --
                                                                  -------------
         Total consolidated revenues                              $  25,494,480
                                                                  -------------
INTEREST REVENUE
Total interest revenue for reportable segments                    $      26,071
Corporate interest revenue                                        $          30
                                                                  -------------
         Total consolidated interest revenue                      $      26,101
                                                                  -------------
INTEREST EXPENSES
Total interest expenses for reportable segments                    $        171
Corporate interest expenses                                       $          --
                                                                  -------------
         Total consolidated interest revenue                      $         171
                                                                  -------------
PROFIT OR LOSS
Total loss for reportable segments                                $  10,391,766
Corporate expenses                                                $    (190,359)
Gain on dilution of interest in subsidiary                        $   2,483,871
Gain on valuation of held for trading investment                  $   4,320,000
Share of loss of associate                                        $     (15,224)
                                                                  -------------
         Income before income tax                                 $  16,990,054
                                                                  -------------
ASSETS
Total assets for reportable segments                              $  69,275,240
Other assets                                                      $   2,452,603
                                                                  -------------
         Total consolidated assets                                $  71,727,843
                                                                  -------------
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments             $   1,780,041
                                                                  -------------

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006

12.   SEGMENT REPORTING (Cont'd)

2006
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------
Revenues from external customers   $  3,215,479    $ 11,094,343    $      1,144   $ 14,310,966
Interest revenue                   $     57,871    $         --    $         --   $     57,871
Interest expense                   $         --    $         --    $         --   $         --
Depreciation and amortization      $    244,908    $    159,280    $         --   $    404,188
Segment profit (loss)              $  1,472,129    $   (197,815)   $      1,144   $  1,275,458
Segment assets                     $ 25,837,054    $  9,213,037    $  7,201,873   $ 42,251,964
Expenditures for segment assets    $ 17,046,324    $         --    $         --   $ 17,046,324

Reconciliation :-

REVENUES
Total revenues for reportable segments                             $  14,309,822
Other revenue                                                      $       1,144
                                                                   -------------
         Total consolidated revenues                               $  14,310,966
                                                                   -------------

INTEREST REVENUE
Total interest revenue for reportable segments                     $      27,522
Corporate interest revenue                                         $      30,349
                                                                   -------------
         Total consolidated interest revenue                       $      57,871
                                                                   -------------
PROFIT OR LOSS
Total profit for reportable segments                               $   1,275,458
Corporate expenses                                                 $    (121,464)
                                                                   -------------
         Income before income tax                                  $   1,153,994
                                                                   -------------
ASSETS
Total assets for reportable segments                               $  35,050,091
Other assets                                                       $   7,201,873
                                                                   -------------
         Total consolidated assets                                 $  42,251,964
                                                                  -------------
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments              $  17,046,324
                                                                   -------------

      Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.

      2007                               ASIA PACIFIC  UNITED STATES     OTHER          TOTAL
                                         ------------  -------------  ------------  ------------

      Revenues from external customers   $  25,494,193  $        287  $      --     $ 25,494,480
      Property and equipment, net        $   1,306,001  $    254,981  $  95,400     $  1,656,382


       2006                               ASIA PACIFIC  UNITED STATES     OTHER          TOTAL
                                         ------------  -------------  ------------  ------------

      Revenues from external customers   $ 14,310,936   $          30  $       --    $14,310,966
      Property and equipment, net        $    347,359   $      85,283  $    85,000   $   517,642


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2007 AND 2006




13.   RELATED PARTY TRANSACTIONS

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

      During the period, the Company entered into the following transactions with the associate:




                     FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                    --------------------------     --------------------------
                     JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                      2007            2006             2007           2006
                   ------------    -----------     ----------     ----------
      Marketing     $    82,449    $        --     $   40,233     $       --
                   ============    ===========     ==========     ==========


14.   SUBSEQUENT EVENTS

On July 10, 2007, the Company together with one of the subsidiaries of the Company, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"). The purchase consideration shall be satisfied in full via the issuance of 5,333,333 of common stock of the Company.

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

General

The Company is in the business of broadband entertainment and education-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

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


RESULTS OF OPERATIONS
---------------------

For the six months and three months ended June 30, 2007 compared with the six months and three months ended June 30, 2006

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

        2.      Online subscriptions

        3.      Channel/portal development i.e. digital programming services

        4.      Content aggregation and syndication

        5. Broadband consulting services and online shopping turnkey solutions

        6.      E-commerce services

        7.      Online games micro-payments

        Currently, the Company is in the process of revamping it's Broadband websites. The current Broadband websites, which may change from time to time include:

        1.      Entertainment Sites

                INTERNATIONAL AND U.S. SITES:

                o       Star78.com - currently shut down for revamping

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

                o m2btv - Broadband TV (IPTV) service available through set-top box


                 ASIAN SITES:

                o Dimension88.com - an advertising and subscription-based Movie site in Singapore only

                o       Dragon78.com - currently shut down for revamping

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

                                       3
        BROADBAND SERVICES

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

SECOND QUARTER 2007 SUMARRY OF OPERATIONS


Financial Statement

- Revenue for the quarter ended June 30, 2007 was $20,007,405 compared with $7,433,829 for the same period in 2006.

- Net income for the quarter ended June 30, 2006 was $14,653,386 compared with $920,203 for the same period in 2006.

- The Company's cash balance was $4,200,078 as at June 30, 2007 compared with $2,294,984 as at 31 December 2006.


Revenue

Revenue for the six months ended June 30, 2007 increased by $11,183,514 (78%), from $14,310,966 for the six months ended June 30, 2006 to $25,494,480 for the six months ended June 30, 2007. The revenue for the three months ended June 30, 2007 increased by $12,573,576 (169%), from $7,433,829 to $20,007,405 for the three months ended June 30, 2006 and 2007, respectively.

This increase in revenue was mainly contributed by the entertainment segment which included the completion and delivery of the IPTV platform in Indonesia. This resulted in a revenue of $15 million in the three months ended June 30, 2007. The completion and delivery of the IPTV platform in Indonesia comprised of the hardware, software and middleware, and supply and programming of content. The digit games in Cambodia incurred a decrease in revenue of $634,552 (a drop of 5.7%) for the six months ended June 30, 2007 from $11,094,343 in June 30, 2006 to $10,459,791 in June 30, 2007, mainly due to more holidays in the first six months of 2007 as compared to the same period in 2006.


Cost of Sales

Cost of sales for the six months ended June 30, 2007 was $11,292,135 which increased by $318,832 (2.9%) from $10,973,303 for the six months ended June 30, 2006.

Cost of sales for the three months ended June 30, 2007 was $5,868,634 which increased by $683,724 (13%) from $5,184,910 for the three months ended June 30, 2006.

Increase in cost of sales of $318,832 and $683,724 for the six months and three months ended June 30, 2007 respectively was mainly attributed to the delivery of the IPTV platform in Indonesia, which included the hardware, software and middleware, and supply and programming of content.

As a proportion of revenue, the cost of sales for the six months ended June 30, 2007 was 44% as compared to 77% for the six months ended June 30, 2006.

As a proportion of revenue, the cost of sales for the three months ended June 30, 2007 was 29% as compared to 70% for the three months ended June 30, 2006.

The cost of sales as a proportion of revenue of 44% and 29% for the six months and three months ended June 30, 2007 was due to the delivery of the IPTV platform in Indonesia which resulted in a significant increase in revenue, with a lower cost.


Distribution Expenses

Distribution expenses for the six months ended June 30, 2007 at $505,653 were lower by $53,876 (9.6%) as compared to the amount of $559,529 incurred for the six months ended June 30, 2006.

The lower distribution expenses were attributed to decreased spending for marketing and promotions which decreased by $104,394 (24%), from $421,831 for the six months ended June 30, 2006 to $317,437 for the six months ended June 30, 2007.

Distribution expenses for the three months ended June 30, 2007 at $196,006 were lower by $116,089 (37%) as compared to the amount of $312,095 for the three months ended June 30, 2006.

The lower amount spent for the three months ended June 30, 2007 was attributed to the lower expenditure on advertising and marketing, which decreased by $119,693, (51%) from $231,701 to $112,008 for the three months ended June 30,
2006 and 2007, respectively.

General And Administrative Expenses

Administration expenses for the six months ended June 30, 2007 at $3,521,215 were higher by $1,839,204 (109%) as compared to the amount of $1,682,011 incurred for the six months ended June 30, 2006.

Administration expenses for the three months ended June 30, 2007 at $1,848,919 were higher by $800,585 (76%) as compared to the amount of $1,048,334 incurred for the three months ended June 30, 2006.

The increase in administrative expenses for the six months and three months ended June 30, 2007 was attributed mainly to increase in:

o Depreciation and license amortization had increased by $1,491,513 (369%), from $404,188 for the six months ended June 30, 2006 to $1,895,701 for the six months ended June 30, 2007. For the three months ended June 30, 2007, depreciation and licensing cost had increased by $861,705 (398%) from $216,460 to $1,078,165 for the three months ended June 30, 2006 and 2007 respectively. The increase was mainly attributed to the increase in license amortization of the movies content which have a definite life and which were acquired for the newly launched Broadband TV service.

o Staff costs. Staff costs had increased by $286,460 (47%) from $607,165 for the six months ended June 30, 2006 to $893,625 for the six months ended June 30, 2007. For the three months ended June 30, 2007, staff cost had decreased by $21,251 (5%) from $406,519 to $385,268 for the three months ended June 30, 2006 and 2007 respectively. The overall increase in staff cost for the six months period ended June 30, 2007 resulted from the increase in the number of professional employees hired. Staff costs were however trimmed and lowered in the second quarter for the three months ended June 30, 2007 in order to maintain cost efficient operations.


Income From Operations

The Company reported a gain from operations of $10,175,477 for the six months ended June 30, 2007 as compared to the income from operations of $1,096,123 for the six months ended June 30, 2006. For the three months ended June 30, 2007, the gain from operations was $12,093,846 as compared to the gain of $888,490 for the three months ended June 30, 2006. The significant increase in the income from operations for the six months and three months ended June 30, 2007 was due to the significant increase in the entertainment business for the three months ended June 30, 2007.


Net Income

For the six months ended June 30, 2007, net income was $15,403,622 which increased by $14,183,163 (1162%) from $1,220,459 for the six months ended June 30, 2006. For the three months ended June 30, 2007, net income was $14,653,386 which increased by $13,733,183 (1492%) from $920,203 for the three months ended June 30, 2006.

The significant increase in net income for the six months and three months ended June 30, 2007 was mainly attributed to increase in the entertainment business. The increase was partly attributed to the gain on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd. by issuing shares to the private investors at a premium. The increase was also partly attributed to the net change in the fair value of an investment (equity securities) held for trading.

Liquidity And Capital Resources

The Company had cash of $4,200,078 at June 30, 2007 as compared to cash of $2,294,984 at December 31, 2006.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended June 30, 2007, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2007 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its business expansion, however no assurances can be made that the Company will raise sufficient funds as planned.


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

On April 23, 2007, M2B World Holdings Limited ("M2B World"), a British Virgin Islands corporation entered into a sale and purchase agreement (the "Agreement") with P T Agis TBK, a company incorporated in Indonesia ("Agis") to sell to Agis certain assets, including the domain name under which the IPTV business will operate in Indonesia and the transfer and license of IPTV platform (collectively, the "Assets"). M2B World is a wholly-owned subsidiary of M2B World Asia Pacific Pte Ltd. which is a 81.7% owned by Amaru Holdings Limited. Amaru Holdings Limited is a wholly-owned subsidiary of Amaru Inc., a Nevada corporation (the "Company"). Agis is trading on the Indonesia Stock Exchange. The Agreement provides for the consideration of US$15 million for the sale of the Assets based on the mutually agreed valuation of such Assets. Such consideration is to be provided through the issuance of 75 million of Agis shares at an agreed price of IDR 1300 per share, and such number of shares of a to be formed investment holding wholly-owned subsidiary of Agis that shall equal to 50% of beneficial holdings of such subsidiary. The sale had been completed by June 30, 2007.

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

An evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure were effective as of June 30, 2007. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART 2:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 23, 2007, a supplier filed a lawsuit against M2B World, Inc. for breach of contract for an amount of $72,649. In the opinion of Management, the outcome of this legal proceeding will not have a material effect on the Company's consolidated financial statements.

ITEM 1A:  RISK FACTORS

An investment in the Company's common stock involves a high degree of risk. One should carefully consider the following risk factors in evaluating an investment in the Company's common stock. If any of the following risks actually occurs, the Company's business, financial condition, results of operations or cash flow could be materially and adversely affected. In such case, the trading price of the Company's common stock could decline, and one could lose all or part of one's investment. One should also refer to the other information set forth in this report, including the Company's consolidated financial statements and the related notes.

The Company continues to use significant amounts of cash for its business operations, which could result in us having insufficient cash to fund the Company's operations and expenses under our current business plan.

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue its current business strategy. As a result, without achieving growth in its business along the lines it has projected, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock .

The market may not broadly accept the Company's Broadband websites and services, which would prevent the Company from operating profitably.

The Company must be able to achieve broad market acceptance for its Broadband websites and services, at a price that provides an acceptable rate of return relative to the Company-wide costs in order to operate profitably. There is no assurance that the market will develop sufficiently to enable the Company to operate its Broadband business profitably. Furthermore, there is no assurance that any of the Company's services will become generally accepted, nor is there any assurance that enough paying users and advertisers will ultimately be obtained to enable us to operate these business profitably.

Broadband users may fail to adopt the Company's Broadband services.

The Company's Broadband services are targeted to the growing market of Broadband users worldwide to deliver content and E-commerce in an efficient, economical manner over the Broadband networks. The challenge is to make the Company's business attractive to consumers, and ultimately, profitable. To do so has required, and will require, the Company to invest significant amounts of cash and other resources. There is no assurance that enough paying users and advertisers will ultimately be obtained to enable the Company to operate the business profitably.

Failure to significantly increase the Company's users and advertisers may result in failure to achieve critical mass and revenue to build a successful business.

The Company incurs significant up-front costs in connection with the acquisition of content, and bandwidth and network charges. The plan is to obtain recurring revenues in the form of subscription and advertising fees to use the Broadband services, either paid by the users or advertisers.

There is no assurance as to whether the Company will be able to maintain, or whether and how quickly the Company will be able to increase its user base, or whether the Company will be able to generate recurring subscription and advertising fees to such a level that would enable this line of business to continue to operate profitably. If the Company is not successful in these endeavors, the Company could be required to revise its business model, exit or reduce the scale of the business, or raise additional capital.

Competition in the Broadband business is expected to increase, which could cause the business to fail.

The Company's Broadband services are targeted to the end user market. As the Broadband penetration rates increase globally, an increasing number of well-funded competitors have entered the market. Companies that compete with the Company's business include telecommunications, cable, content management and network delivery companies.

The Company may face increased competition as these competitors partner with others or develop new Broadband websites and service offerings to expand the functionality that they can offer to their customers. These competitors may, over time, develop new technologies and acquire content that are perceived as being more secure, effective or cost efficient than the Company. These competitors could successfully garner a significant share of the market, to the exclusion of the Company. Furthermore, increased competition could result in pricing pressures, reduced margins, or the failure of the business to achieve or maintain market acceptance, any one of which could harm the business.

The inability to successfully execute timely development and introduction of new and related services and to implement technological changes could harm the business.

The evolving nature of the Broadband business requires the Company to continually develop and introduce new and related services and to improve the performance, features, and reliability of the existing services, particularly in response to competitive offerings.

The Company has under development new features and services for its businesses. The Company may also introduce new services. The success of new or enhanced features and services depends on several factors - primarily market acceptance. The Company may not succeed in developing and marketing new or enhanced features and services that respond to competitive and technological developments and changing customer needs. This could harm the business.

Capacity limits on the Company's technology and network hardware and software may be difficult to project, and the Company may not be able to expand and/or upgrade its systems to meet increased use, which would result in reduced revenues.

While the Company has ample through-put capacity to handle its customers' requirements for the medium term, at some point it may be required to materially expand and/or upgrade its technology and network hardware and software. The Company may not be able to accurately project the rate of increase in usage of its network. In addition, it may not be able to expand and/or upgrade its systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on its network. If the Company does not appropriately expand and/or upgrade our systems and network hardware and software in a timely fashion, it may lose customers and revenues.

Interruptions to the data centers and broadband networks could disrupt business, and negatively impact customer demand for the Company.

The Company's business depends on the uninterrupted operation at the data centers and the broadband networks run by the various service providers. The data centers may suffer for loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond the Company. Any damage or failure that causes interruptions in the Company's operations could materially harm business, financial conditions, and results of operations.

In addition, the Company's services depends on the efficient operation of the Internet connections between customers and the data centers. The Company depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction and customers could be reluctant to use our Internet related services.

The Company may not be able to acquire new content, or may have to defend its rights in intellectual property of the content that is used for its services which could be disruptive and expensive to its business.

The Company may not be able to acquire new content, or may have to defend its intellectual property rights or defend against claims that it is infringing the rights of others, where its content rights are concerned. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing services or enter onto royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to the Company. The business could be significantly harmed if the Company is not able to develop or license new content. Furthermore, it is possible that others may license substantially equivalent content, thus enabling them to effectively compete against us.

The Company depends on key personnel.

The Company depends on the performance of its senior management team. Its success depends on its ability to attract, retain, and motivate these individuals. There are no binding agreements with any of its employees that prevent them from leaving the Company at any time. There is competition for these people. The loss of the services of any of the key employees or failure to attract, retain, and motivate key employees could harm the business.

The Company relies on third parties.

If critical services and products that the Company sources from third parties, such as content and network services were to no longer be made available to the Company or at a considerably higher price than it currently pays for them, and suitable alternatives could not be found, the business could be harmed.

The Company could be affected by government regulation.

The list of countries to which our solutions and services could not be exported could be revised in the future. Furthermore, some countries may in future impose restrictions on streaming of broadband contents and related services. Failure to obtain the required governmental approvals would preclude the sale or use of services in international markets and therefore, harm the Company's ability to grow sales through expansion into international markets.

While regulations in almost all countries in which our business currently operates generally permit the broadband services, such regulations in future may not be as favorable and may impede our ability to develop business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2007, the Company issued 40,000 shares of common stock through its private placement of shares of common stock at a purchase price of $1.50 per share for a total amount of $60,000 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


August 14, 2007                            /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, CEO & CFO