Form 10-Q
period 2007-09-30
AMARU INC
filed 2007-11-06
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended September 30, 2007

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

Yes [ ]       No [X]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      159,431,861 shares
-----------------------------              ---------------------------------
          (Class)                          (Outstanding at September 30, 2007)

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
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                          F-7 to F-23

ITEM 2:  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION         1-8
         AND RESULTS OF OPERATIONS

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK        9-10

ITEM 4:  CONTROLS AND PROCEDURES                                             11


PART 2:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                   12
ITEM 1A: RISK FACTORS                                                  12 to 14
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         15
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                     15
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS                15
ITEM 5:  OTHER INFORMATION                                                   15
ITEM 6:  EXHIBITS                                                            15

SIGNATURES                                                                   16

                                           AMARU, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS


                                                                         SEPTEMBER 30,  DECEMBER 31,
                                                                            2007           2006
                                                                         ------------   ------------
ASSETS                                                                    (UNAUDITED)    (AUDITED)
Current assets
Cash and cash equivalents                                               $  2,602,380   $  2,294,984
Accounts receivable, net                                                   4,616,353      2,106,647
Equity securities held for trading                                         5,934,000             --
Other current assets                                                       4,250,964        539,604
Inventories                                                                1,154,854      1,689,634
                                                                        ------------   ------------
     Total current assets                                                 18,558,551      6,630,869

Non-current assets
Property and equipment, net                                                1,570,200      1,215,744
Intangible assets, net                                                    28,919,099     28,886,883
Associate                                                                  4,957,288             --
Available-for-sale of equity securities                                    9,105,413     12,158,351
                                                                        ------------   ------------
     Total non-current assets                                             44,552,000     42,260,978
                                                                        ------------   ------------

Total assets                                                            $ 63,110,551   $ 48,891,847
                                                                        ============   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                                   $  2,367,116   $  2,101,970
Other payables                                                               157,100             --
Advance from related party                                                   100,695             --
Finance lease liabilities                                                     10,477             --
Income taxes payable                                                           5,428         58,473
                                                                        ------------   ------------
     Total current liabilities                                             2,640,816      2,160,443

Non-current liabilities
Deferred tax liabilities                                                   2,718,624      1,684,158
Hire purchase creditor                                                        58,498             --
                                                                        ------------   ------------
     Total non-current liabilities                                         2,777,122      1,684,158
                                                                        ------------   ------------
Total liabilities                                                          5,417,938      3,844,601

Minority interests                                                         4,174,850             --

Commitments                                                                       --             --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized;
     0 shares issued and outstanding at September 30, 2007 and
     December 31, 2006, respectively                                              --             --
Common stock (par value $0.001) 200,000,000 shares authorized;
     159,431,861 and 153,638,528 shares issued and outstanding at
     September 30, 2007 and December 31, 2006, respectively                  159,431        153,638
Additional paid-in capital                                                42,918,666     38,942,126
Subscribed common stock, 0 and 420,000 shares at September 30, 2007
     and December 31, 2006, respectively                                          --        189,000
Retained earnings                                                          6,747,032      2,084,908
Accumulated other comprehensive income                                     3,692,634      3,677,574
                                                                        ------------   ------------
     Total stockholders' equity                                           53,517,763     45,047,246
                                                                        ------------   ------------
Total liabilities and stockholders' equity                              $ 63,110,551   $ 48,891,847
                                                                        ============   ============

                       See accompanying notes to consolidated financial statements




                                                  AMARU, INC. & SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)

                                                              FOR THE NINE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                                            ------------------------------    ------------------------------
                                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                                2007             2006             2007              2006
                                                            -------------    -------------    -------------    -------------
Revenue:
   Entertainment                                            $  15,036,991    $   6,305,460    $       2,302    $   3,089,981
   Digit gaming                                                16,481,642       17,310,828        6,021,851        6,216,485
   Other income                                                        --            9,794               --            8,650
                                                            -------------    -------------    -------------    -------------
     Total revenue                                             31,518,633       23,626,082        6,024,153        9,315,116


Cost of services                                              (17,553,771)     (17,056,214)      (6,261,636)      (6,082,911)
                                                            -------------    -------------    -------------    -------------
Gross profit (loss)                                            13,964,862        6,569,868         (237,483)       3,232,205

Distribution costs                                               (677,357)        (857,412)        (171,704)        (297,883)
Administrative expenses                                        (5,152,899)      (3,278,355)      (1,631,683)      (1,596,344)
                                                            -------------    -------------    -------------    -------------
     Total expenses                                            (5,830,256)      (4,135,767)      (1,803,388)      (1,894,227)


Income (loss) from operations                                   8,134,606        2,434,101       (2,040,871)       1,337,978


Other expenses:
   Interest expenses                                                 (678)              --             (507)              --
   Interest income                                                 36,489          109,336           10,388           51,465
   Loss on disposal of equipment                                     (152)              --               --               --
   Gain on dilution of interest in subsidiary                   2,483,871               --               --               --
   Net change in fair value of financial assets
    at fair value through Profit or Loss-held for trading      (4,002,000)              --       (8,322,000)              --
   Share of loss of associate                                      (8,827)              --           (6,397)              --
                                                            -------------    -------------    -------------    -------------
Income (loss) before income taxes                               6,643,309        2,543,437      (10,346,745)       1,389,443
(Provision) Benefit for income taxes                             (902,464)        (405,539)         683,968         (472,004)
                                                            -------------    -------------    -------------    -------------
Net income (loss)                                           $   5,740,845    $   2,137,898    $  (9,662,777)   $     917,439
                                                            =============    =============    =============    =============


Attributable to:
Equity holders of the Company                               $   4,662,124    $   2,137,898    $  (7,966,020)   $     917,439
Minority interests                                              1,078,721               --       (1,696,757)              --
                                                            -------------    -------------    -------------    -------------
Net income (loss)                                           $   5,740,845    $   2,137,898    $  (9,662,277)   $     917,439
                                                            =============    =============    =============    =============

Net income per share
- basic and diluted                                         $        0.01    $        0.01    $       (0.06)   $        0.01
                                                            =============    =============    =============    =============
Weighted average number of common shares outstanding
- basic and diluted                                           155,577,356      146,563,354      158,794,180      153,605,863
                                                            =============    =============    =============    =============



                                 See accompanying notes to consolidated financial statements




                                         AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                  (UNAUDITED)



                        PREFERRED STOCK            COMMON STOCK
                   ------------------------  ------------------------
                     NUMBER         PAR                      PAR       ADDITIONAL   SUBSCRIBED
                       OF          VALUE      NUMBER OF      VALUE      PAID-IN       COMMON       RETAINED
                     SHARES       ($0.001)     SHARES       ($0.001)    CAPITAL       STOCK        EARNINGS
                   -----------  -----------  -----------  -----------  -----------  -----------   -----------

Balance at
  December 31,
  2005                      --           --  125,591,120  $   125,591  $14,642,550  $ 4,256,880   $   834,379

Common stock
  issued for
  cash                      --           --   15,339,568       15,339   11,255,404           --            --

Common stock
  issued for
  services                  --           --       40,000           40       59,960           --            --

Subscribed
  common stock
  issued                    --           --    5,675,840        5,676    4,251,204   (4,256,880)           --

Common stock
  issued in
  exchange for
  acquisition
  of film library           --           --    6,992,000        6,992    8,733,008           --            --

Common stock
  subscribed
  for services
  (420,000 shares)          --           --           --           --           --      189,000            --

Net income                  --           --           --           --           --           --     1,250,529

Change in
  fair value
  of available
  for-sale-equity
  securities
  net of tax                --           --           --           --           --           --            --


Comprehensive
  income                    --           --           --           --           --           --            --
                   -----------  -----------  -----------  -----------  -----------  -----------   -----------
Balance at
  December 31,
  2006                      --           --  153,638,528  $   153,638  $38,942,126  $   189,000   $ 2,084,908
                   ===========  ===========  ===========  ===========  ===========  ===========   ===========

                          See accompanying notes to consolidated financial statements

                                                     F-4a
continued below:


continued from above

                          AMARU, INC. AND SUBSIDIARIES
    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   (UNAUDITED)


                       ACCUMULATED OTHER
                     COMPREHENSIVE INCOME
                   ------------------------
                     CURRENCY                                TOTAL
                    TRANSLATION  FAIR VALUE    MINORITY   SHAREHOLDERS'
                      RESERVE      RESERVE     INTEREST      EQUITY
                    -----------  -----------  -----------  -----------

Balance at
  December 31,
  2005              $    12,927  $        --  $        --  $19,872,327

Common stock
  issued for
  cash                       --           --           --   11,270,743

Common stock
  issued for
  services                   --           --           --       60,000

Subscribed
  common stock
  issued                     --           --           --           --

Common stock
  issued in
  exchange for
  acquisition
  of film library            --           --           --    8,740,000

Common stock
  subscribed
  for services
  (420,000 shares)           --           --           --      189,000

Net income                   --           --           --    1,250,529

Change in
  fair value
  of available
  for-sale-equity
  securities
  net of tax                 --    3,664,647           --    3,664,647
                                                           -----------

Comprehensive
  income                     --           --           --    4,915,176
                    -----------  -----------  -----------  -----------
Balance at
  December 31,
  2006              $    12,927  $ 3,664,647  $        --  $45,047,246
                    ===========  ===========  ===========  ===========

           See accompanying notes to consolidated financial statements

                                      F-4b




                                                 AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                          (UNAUDITED)


                                  PREFERRED STOCK             COMMON STOCK
                            --------------------------  --------------------------
                               NUMBER         PAR                         PAR       ADDITIONAL     SUBSCRIBED
                                 OF          VALUE       NUMBER OF       VALUE        PAID-IN        COMMON       RETAINED
                               SHARES       ($0.001)       SHARES       ($0.001)      CAPITAL        STOCK        EARNINGS
                            ------------  ------------  ------------  ------------  ------------  ------------   ------------

Balance at
  December 31,
  2006                                --            --   153,638,528  $    153,638  $ 38,942,126  $    189,000   $  2,084,908

Subscribed common
  Stock issued                        --            --       420,000           420       188,580      (189,000)            --

Common stock issued
  for services                        --            --        40,000            40        59,960            --             --

Common stock issued
  In exchange for
  Prepayment of investment            --            --     5,333,333         5,333     3,728,000            --             --


Contribution from
  minority interest                   --            --            --            --            --            --             --

Gain on dilution of
  interest in
  subsidiary                          --            --            --            --            --            --             --

Net income                            --            --            --            --            --            --      4,662,124

Change in fair value
  of available-for-sale
  equity securities
  net of tax                          --            --            --            --            --            --             --

Comprehensive
  income                              --            --            --            --            --            --             --
                            ------------  ------------  ------------  ------------  ------------  ------------   ------------
Balance at
September 30,                         --            --   159,431,861  $    159,431  $ 42,918,666            --   $  6,747,032
 2007                       ============  ============  ============  ============  ============  ============   ============

                                  See accompanying notes to consolidated financial statements

                                                             F-5a
continued below

continued from above

                             AMARU, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                      (UNAUDITED)

                                 ACCUMULATED OTHER
                                COMPREHENSIVE INCOME
                              --------------------------
                               CURRENCY                                     TOTAL
                              TRANSLATION    FAIR VALUE    MINORITY     STOCKHOLDERS'
                                RESERVE       RESERVE      INTEREST        EQUITY
                              ------------  ------------  ------------   ------------

Balance at
  December 31,
  2006                        $     12,927  $  3,664,647  $         --   $ 45,047,246

Subscribed common
  Stock issued                          --            --            --             --

Common stock issued
  for services                          --            --            --         60,000

Common stock issued
  In exchange for
  Prepayment of investment              --            --            --      3,733,333


Contribution from
  minority interest                     --            --     5,580,000      5,580,000

Gain on dilution of
  interest in
  subsidiary                            --            --    (2,483,871)    (2,483,871)

Net income                              --            --     1,078,721      5,740,845

Change in fair value
  of available-for-sale
  equity securities
  net of tax                            --        15,060            --         15,060
                                                                         ------------
Comprehensive
  income                                --            --            --      5,755,905
                              ------------  ------------  ------------   ------------
Balance at
September 30,                 $     12,927  $  3,679,707  $  4,174,850   $ 57,692,613
 2007                         ============    ==========   ===========   ============

              See accompanying notes to consolidated financial statements

                                         F-5b





                                   AMARU, INC. & SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                                     FOR THE NINE MONTHS ENDED
                                                                   ----------------------------
                                                                   SEPTEMBER 30,   SEPTEMBER 30,
                                                                       2007            2006
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                     $  5,740,845    $  2,137,898
    Adjustments for:
    Amortization                                                      2,308,179         716,125
    Depreciation                                                        406,141         147,781
    Loss on disposal of equipment                                           152              --
    Acquisition of investment in exchange for account receivable    (11,636,000)     (3,000,000)
    Gain on dilution of interest in a subsidiary                     (2,483,871)             --
    Net change in fair value of financial assets at fair value
     through Profit or Loss-held for trading                          4,002,000              --
    Common stock issued for services                                     60,000          60,000
    Common stock issued in exchange for prepayment of investment      3,733,333              --
    Deferred tax                                                        902,464              --
    Share of loss of associate                                            8,827              --

Changes in operation assets and liabilities
    Accounts receivable                                              (2,509,706)        441,791
    Inventories                                                         534,780        (695,352)
    Other current assets                                             (3,711,360)       (879,421)
    Accounts payable and accrued expenses                               265,146         158,202
    Other payables                                                      157,100              --
    Income taxes payable                                                (53,045)        405,539
                                                                   ------------    ------------
Net cash used in operating activities                                (2,275,015)       (507,437)

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of equipment                                     691              --
    Acquisition of equipment                                           (761,440)       (708,393)
    Acquisition of associate                                            (66,115)             --
    Acquisition of investments                                               --        (638,458)
    Acquisition of intangible assets                                 (2,340,395)     (8,521,180)
    Deposit paid for an investment                                           --      (2,153,196)
                                                                   ------------    ------------
Net cash used in investing activities                                (3,167,259)    (12,021,227)

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of balances due to related party                                --         (58,392)
   Proceeds from related party                                          100,695              --
   Proceeds from hire purchase creditor                                  68,975              --
   Proceeds from issuance of common stock                                    --      11,272,630
   Capital contributed by minority shareholders                       5,580,000              --
                                                                   ------------    ------------
Net cash provided by financing activities                             5,749,670      11,214,238

Effect of exchange rate changes on cash and cash equivalents                 --              --
                                                                   ------------    ------------
Cash flows from all activities                                          307,396      (1,314,426)

Cash and cash equivalents at beginning of period                      2,294,984       4,776,819
                                                                   ------------    ------------

Cash and cash equivalents at end of period                         $  2,602,380    $  3,462,393
                                                                   ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                     $ 11,636,000              --
                                                                   ============    ============
Common stock in exchange for acquisition of film library           $         --    $  8,740,000
                                                                   ============    ============
Common stock in exchange for prepayment of investment                 3,733,333              --
                                                                   ============    ============
Subscribed common stock issued                                     $         --    $  4,256,880
                                                                   ============    ============

(1)    On February 15, 2007, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd subscribed for additional 4% interest in an investment for $1.7 million in exchange for the settlement of an accounts receivables from the investee company.

       On June 27, 2007, M2B World Holdings Limited, a wholly owned subsidiary of M2B World Asia
       Pacific Pte. Ltd, received $2.7 million in quoted equity securities in exchange for accounts receivable from a company, as part of the sales and purchase agreement with the company. Subsequent to June 27, 2007, the remaining shares were received.

(2)    On July 11, 2007, Tremax International Limited, a wholly owned subsidiary of Amaru Inc, issued 5,333,333 shares of common stock in exchange for an investment in a company, as part of the sales and purchase agreement with the company.

                   See accompanying notes to consolidated financial statements



                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

      1.2   Basis of Presentation

            The financial statements included herein are unaudited. However, such information reflects all adjustments (consisting solely of normal occurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods. The results of operations for the nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full year.

            The accompanying financial statements do not include footnote and certain financial presentation normally required under generally accepted accounting principles, and, therefore, should be read in conjunction with the company's Annual report on Form 10-KSB for the year ended December 31, 2006.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

            The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the nine months ended September 30, 2007. The Company has not taken a tax position that would have a material effect on September 30, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


      2.4   Trade Accounts Receivable

            Trade accounts receivable, which generally have 30 to 90 days terms, are recorded at the invoiced amount less an allowance for any uncollectible amounts (if any) and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debts are written off as incurred. The Company does not have any off-balance sheet credit exposure related to its customers.

            The Company's primary exposure to credit risk arises through its trade accounts receivable. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies.

            Entertainment revenues were concentrated with one customer totaling 99.8% of these related revenues for the nine months ended September 30, 2007 and four customers totaling 96.7% of these related revenues for the nine months ended September 30, 2006.

            The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                              FOR THE NINE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                            --------------------------    --------------------------

                                            SEPTEMBER 30,   SEPTEMBER 30, SEPTEMBER 30, SEPTEMBER 30,
                                                2007            2006          2007          2006
                                            ------------    -----------   ------------  ------------

            Sales outside of the U.S.        $31,518,290    $23,626,082     $ 6,024,096   $  9,315,116

            Services purchased outside      $ 17,449,405    $17,056,214     $ 6,189,248   $  6,082,911
            of the U.S.

      2.5   Inventories

            Inventories are carried at the lower of cost and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

            Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from September 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006

      2.10  Valuation of Long-Lived Assets

            The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the nine months ended September 30, 2007 and the three months ended September 30, 2007.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006



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


    2.18    Earnings (Loss) Per Share

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


    2.20    Advertising

            The cost of advertising is expensed as incurred. For the nine months ended September 30, 2007 and 2006, the Company incurred advertising expenses of $408,857 and $629,573 respectively. For the three months ended September 30, 2007 and 2006, the Company incurred advertising expenses of $91,420 and $207,742 respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


     2.21  Reclassifications

            Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.



3.  EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   SEPTEMBER 30,    DECEMBER 31,
                                                       2007             2006
                                                   ------------     ------------
    Quoted equity security, at fair value          $  5,934,000     $        --
                                                   ============     ============

    The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of US$4 million.

    The investments in quoted equity securities comprised of 69,000,000 common shares of PT Agis at the market value of $0.086 per share.

    The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.  OTHER CURRENT ASSETS

    Other current assets consist of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2007            2006
                                                   -------------   ------------

      Prepayments                                  $     202,076        177,278
      Prepayment for investment                        3,733,333             --
      Deposits                                           193,483        172,882
      Other receivables                                  122,072        189,444
                                                   -------------   ------------
                                                   $   4,250,964        539,604
                                                   =============   ============

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2007            2006
                                                   -------------   ------------

      Office equipment                             $     781,254        721,085
      Motor vehicle                                      112,563         11,000
      Furniture, fixture and fittings                    589,773        556,069
      Set-top boxes                                      830,828        265,681
                                                   -------------   ------------
                                                       2,314,418      1,553,835
      Accumulated depreciation                          (744,218)      (338,091)
                                                   -------------   ------------
                                                   $   1,570,200   $  1,215,744
                                                   =============   ============


      Depreciation expense was $406,141 for the nine months ended September 30, 2007 and $147,781 for nine months ended September 30, 2006.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


6.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                       2007            2006
                                                   -------------   ------------
      INDEFINITE LIVES
      Film library                                 $  17,729,172   $ 17,674,378
      Software license                                 2,420,227      2,420,227
                                                   -------------   ------------
                                                      20,149,399     20,094,605

      DEFINITE USEFUL LIVES
      Film library                                     5,224,078      2,947,564
      Gaming license                                   7,090,000      7,090,000
      Product development expenditures                   678,616        669,529
                                                   -------------   ------------
                                                      12,992,694     10,707,093
      Accumulated amortization                        (4,222,994)    (1,914,815)
                                                   -------------   ------------
                                                       8,769,700      8,792,278
                                                   -------------   ------------
                                                   $  28,919,099   $ 28,886,883
                                                   =============   ============

      Intangible assets purchased and have indefinite lives are stated at cost less impairment losses are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.

      FILM LIBRARY WITH INDEFINITE LIVES

      Intangible assets of the Company which have been classified as having indefinite useful lives relate to film library rights acquired for perpetuity by the Company.

      Film costs are stated at the lower of estimated net realizable value determined on an individual film basis, or cost. Film costs represent the acquisition of film rights for cash.

      The Company maintains distribution rights to these films for which it has no financial obligations to third parties.

      The Company is currently directing all its time and efforts towards building its broadband business.

      The Company evaluates the recoverability of its long lived assets in accordance with the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and the Intangible Assets," in which intangible assets purchased and which have indefinite lives are stated at cost less impairment losses and are tested for impairment at least annually.

      Recoverable amount is the higher of fair value less costs to sell and value in use. In assessing value in use, the estimated future cash flows are discounted to their present value using a pre-tax discount rate that reflects current market assessments of the time value of money and the risks specific to the asset. The use of a discounted cash flow model often involves the use of significant estimates and assumptions. Estimates are based upon assumptions about future demand and market conditions and can vary significantly. When necessary, the Company uses internal cash flow estimates, quoted market prices or appraisals, as appropriate, to determine fair value. If the recoverable amount of an asset is estimated to be less than its carrying amount, the carrying amount of the asset is reduced to its recoverable amount. An impairment loss is recognized immediately in the profit and loss statement, unless the relevant asset is carried at a revalued amount, in which case the impairment loss is treated as a revaluation decrease.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006



      The estimation of fair value is in accordance with AICPA Statement of Position 00-2, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

      Valuations were performed for the assessments of impairment of the Company's 100% ownership of the film library, which reflected a higher value from its cost. The methods of valuation used by the Company consisted of a discounted cash flow model, as well as sales transactions comparison method and market earnings/multiples method. Based on careful analysis of information available, the estimation for the investment value of the film library currently ranges from $400 million to $663 million.


      ASSETS WITH DEFINITE USEFUL LIVES

      Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Such intangible assets are amortized over the period of the contract, which is two to 18 years.

      Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002 as product development costs. The Company projects that these developments costs will be useful for up to five years before additional significant development needs to be done.

      Amortization expense was $2,308,179 for the nine months ended September 30, 2007 and $716,125 for the nine months ended September 30, 2006.


7.    ASSOCIATE
                                                     SEPTEMBER 30, DECEMBER 31,
                                                         2007          2006
                                                   -------------   ------------

      Fair value of investment in associate        $   3,693,650   $         --
      Goodwill                                         1,272,465             --
      Share of post-acquisition loss                      (8,827)            --
                                                   -------------   ------------
                                                   $   4,957,288   $         --
                                                   =============   ============

      Details of the Company's associate at September 30, 2007 are as follows:

      Name of Business: 121 View Corporation (SEA) Ltd

      Place of Incorporation: British Virgin Islands

      Principle of Activity: Digital signage solutions

      Proportion of        :        SEPTEMBER 30, 2007    DECEMBER 31, 2006
      Ownership Interest            ------------------    -----------------
                                         30.1%                   25.0%

      One of the directors of the Company has interests in the associated company and one of the directors of the Company is also a director in the associated company.

      On April 20, 2007, M2B World Asia Pacific Pte. Ltd subscribed for additional 0.2% interest in the investee company, for an investment of $66,115.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006



      Summarised financial information in respect of the Company's associate is set out below:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         2007          2006
                                                   -------------   ------------

      Total assets                                 $   9,658,949   $         --
      Total liabilities                                 (297,502)            --
                                                   -------------   ------------
      Net assets                                   $   9,361,447   $         --
                                                   =============   ============
      Company's share of associate's net assets    $   2,817,796             --
                                                   =============   ============
      Revenue                                      $     152,684             --
                                                   =============   ============

      Loss for the period                          $     (27,537)            --
                                                   =============   ============
      Company's share of associate's loss for
      the period                                   $      (8,827)            --
                                                   =============   ============


8.    AVAILABLE-FOR-SALE EQUITY SECURITIES

      Available-for-sale equity securities consist of the following:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2007           2006
                                                   -------------   ------------

      Quoted equity securities                     $   5,823,136   $  5,676,074
      Unquoted equity securities                       3,282,277      6,482,277
                                                   -------------   ------------
                                                   $   9,105,413   $ 12,158,351
                                                   =============   ============


      The investments in quoted equity securities comprised of 36,428,571 common shares of Auston International Group Ltd (Auston). As of September 3, 0007, the market value of the Auston shares was $0.16 per share.

      The unquoted equity securities classified as available-for-sale, with a carrying value of $3,282,277 and $6,482,277 as of September 30, 2007 and December 31, 2006, respectively, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006

9.    COMMITMENTS

      As of the balance sheet date, the Company has the following capital commitments:

                                                   SEPTEMBER 30,   DECEMBER 31,
                                                        2007           2006
                                                   -------------   ------------
      CAPITAL COMMITMENTS:
      Contracted but not provided for
             Film library                          $   4,294,375   $  4,254,372
             Set-top boxes                             2,567,340      2,562,000
             Other equipments                            499,863             --
                                                   -------------   ------------
                                                   $   7,361,578  $   6,816,372
                                                   =============  =============


      The Company has several noncancelable operating leases, primarily for office spaces, that expire over the next five years.

      As of September 30, 2007, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                       OPERATING
                                                        LEASES
                                                      -----------
      Year ending December 31,
          2007                                            111,149
          2008                                            463,796
          2009                                            189,729
                                                      -----------
          Total minimum lease payments                $   764,674
                                                      ===========

      Rent expense totaled $252,585 for the nine months ended September 30, 2007 and 150,723 for the nine months ended September 30, 2006.

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

      (c)   Common stock issued for acquisition of investment

            On July 11, 2007, 5,333,333 shares of common stock of the Company were approved for issuance for the acquisition of an equity investment in a company. The market value of the Company's shares at July 11, 2007 was $0.70 per share.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006



11.   INCOME TAXES

      The Company files separate tax returns for Singapore and the United States of America.

      The Company had available approximately $5,234,949 of unused U.S. net operating loss carry-forwards at September 30, 2007, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

      SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2007 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

      The Company had available approximately $nil of unused Singapore capital allowance carry-forwards at September 30, 2007, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.


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

2007
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------
Revenues from external customers   $ 15,036,991    $ 16,481,642     $        --    $ 31,518,633
Interest revenue                   $     36,489    $          --    $        --    $     36,489
Interest expenses                  $        678    $          --    $        --    $        678
Depreciation and amortization      $  2,490,403    $     223,917    $        --    $  2,714,320
Segment profit                     $  8,135,309    $     320,323    $        --    $  8,455,632
Segment assets                     $ 53,361,216    $   7,325,817    $ 2,423,518    $ 63,110,551
Expenditures for segment assets    $  3,101,835    $         --     $        --    $  3,101,835

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006




Reconciliation :-

REVENUES
Total revenues for reportable segments                            $  31,518,633
Other revenue                                                     $          --
                                                                  -------------
         Total consolidated revenues                              $  31,518,633
                                                                  -------------
INTEREST REVENUE
Total interest revenue for reportable segments                    $      36,459
Corporate interest revenue                                        $          30
                                                                  -------------
         Total consolidated interest revenue                      $      36,489
                                                                  -------------
INTEREST EXPENSES
Total interest expenses for reportable segments                   $         678
Corporate interest expenses                                       $          --
                                                                  -------------
         Total consolidated interest revenue                      $         678
                                                                  -------------
PROFIT OR LOSS
Total loss for reportable segments                                $   8,455,632
Corporate expenses                                                $    (285,367)
Gain on dilution of interest in subsidiary                        $   2,483,871
Loss on valuation for held for trade investment                   $  (4,002,000)
Share of loss of associate                                        $      (8,827)
                                                                  -------------
         Income before income tax                                 $   6,643,309
                                                                  -------------
ASSETS
Total assets for reportable segments                              $  60,687,033
Other assets                                                      $   2,423,518
                                                                  -------------
         Total consolidated assets                                $  63,110,551
                                                                  -------------
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments             $   3,101,835
                                                                  -------------

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006


12.   SEGMENT REPORTING (Cont'd)

2006
                                   Entertainment    Digit Gaming       Other           Total
                                   ------------    ------------    ------------   ------------
Revenues from external customers   $  6,305,460     $ 17,310,828   $     9,794     $ 23,626,082
Interest revenue                   $    40,022      $         --   $       --      $     40,022
Interest expense                   $         --     $         --   $       --      $         --
Depreciation and amortization      $    639,986     $    223,920   $       --      $    863,906
Segment profit                     $  2,765,175     $    193,651   $      9,974    $  2,968,620
Segment assets                     $ 29,445,518     $  9,530,692   $  4,484,626    $ 43,460,836
Expenditures for segment assets    $ 17,969,573     $         --   $        --     $ 17,969,573

Reconciliation :-

REVENUES
Total revenues for reportable segments                            $  23,616,288
Other revenue                                                     $       9,794
                                                                  -------------
         Total consolidated revenues                              $  23,626,082
                                                                  -------------

INTEREST REVENUE
Total interest revenue for reportable segments                    $      40,022
Corporate interest revenue                                        $      69,314
                                                                  -------------
         Total consolidated interest revenue                      $     109,336
                                                                  -------------
PROFIT OR LOSS
Total profit for reportable segments                              $   2,968,620
Corporate expenses                                                $    (425,183)
                                                                  -------------
         Income before income tax                                 $   2,543,437
                                                                  -------------
ASSETS
Total assets for reportable segments                              $  38,976,210
Other assets                                                      $   4,484,626
                                                                  -------------
         Total consolidated assets                                $  43,460,836
                                                                 -------------
EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments             $  17,969,573
                                                                  -------------

      Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.

      2007                               ASIA PACIFIC  UNITED STATES      OTHER          TOTAL
                                         ------------   ------------   ------------   ------------
      Revenues from external customers   $ 31,518,290   $        343   $         --   $ 31,518,633
      Property and equipment, net        $  1,244,145   $    230,655   $     95,400   $  1,570,200


      2006                               ASIA PACIFIC  UNITED STATES      OTHER          TOTAL
                                         ------------   ------------   ------------   ------------
      Revenues from external customers   $ 23,625,998   $         84   $         --   $ 23,626,082
      Property and equipment, net        $    738,611   $     174,199  $     85,000   $    997,810


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2007 AND 2006



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

      During the period, the Company entered into the following transactions with the associate:




                     FOR THE NINE MONTHS ENDED      FOR THE THREE MONTHS ENDED
                    --------------------------     --------------------------

                   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,
                      2007             2006            2007           2006
                   -------------   -------------   -------------  -------------
      Marketing    $     110,537   $          --   $      28,088  $          --
                   =============   =============   =============  =============


14.   SUBSEQUENT EVENTS

      On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs. The staffing of M2B World Inc was also reduced from 9 staff to 1 staff as of October 31, 2007.

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


OVERVIEW

The key business focus of the Company is to establish itself as the leading provider and creator of a new generation Of Entertainment-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

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


1. Entertainment Services
   ----------------------

      The Company provides online entertainment on-demand on Broadband channels, Internet portals and 3G devices across the globe, for specific and identified viewer lifestyles, demographics and interests. Entertainment and web visit experience is maintained throughout from the initial viewing experience to on-line shopping and payment checkout experience.

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

      o E-Commerce - Consumers can purchase products online, view product videos and make payments online.


      With this strategy, the Company generates diversified sources of revenue from:

      1.    Advertising i.e. program and channel sponsorship

      2.    Online subscriptions

      3.    Channel/portal development i.e. digital programming services

      4.    Content aggregation and syndication

      5.    Broadband consulting services and online shopping turnkey solutions

      6.    E-commerce services

      7.    Online games micro-payments

      Currently, the Company is in the process of revamping it's Broadband websites. The current Broadband websites and products, which may change from time to time are highlighted below.

      WOWtv - Web TV service

      WOWtv, a broadband entertainment web TV service, has embarked on launching its site across the Asia Pacific, streaming more than 50 channels of Hollywood and Asian entertainment via video on-demand, providing E-commerce services and an original online games platform. Its video on-demand content covers diverse genres such as movies, television dramas, variety shows, documentaries, fashion, lifestyle, sports, edutainment and more.

      Beginning with Singapore and Indonesia, WOWtv is set to launch across the Asia Pacific, expanding its growing presence to an additional 5 territories, namely Australia, China, Japan, Taiwan and Malaysia within the next 12 months. No assurance can be given that such plans will materialize as planned.

      Leveraging on the Strengths of WOWtv

      WOWtv is a cutting-edge, innovative platform that will establish a first mover advantage to become the first Pan-Asian broadband entertainment services provider. Its strengths and competitive advantages include:

      Content Aggregation, Distribution and Syndication - with the technology and expertise to stream with high clarity and also manage operations and costs well.

      Premium Content Portfolio - with a vast library of worldwide broadband rights of film and content, copyright ownership and exclusivity on the majority of broadband titles.

      The content portfolio is also wide, with a classic library of 5,000 titles over more than 50 channels.

      Strong relationships in Asia and Hollywood - with good connections to enable it to make further in-roads to content acquisition.

      Broadband Distribution Deals - with secured major broadband distribution deals with major media companies.

      Experience in Online Games - with exclusive licenses to several Korean game titles for several Asian markets.

      Marketing Strategy of WOWtv

      WOWtv's marketing strategy is to offer viewers a plethora of video on-demand entertainment over three segments on its website, where consumers will get a chance to sample its products and services in different tiers - FREE, BASIC and VALUE.

      To date, WOWtv has more than 15,000 registered subscribers - since its soft launch in August 2007.

      M2Btv - Global Broadband TV (IPTV) Service

      The Company offers multiple TV channels, delivered live over the Internet, to television sets in homes that have a high-speed internet connection and IP set top boxes.

      The service has been in operation in Singapore Since the second half of 2006 and more than 50 channels are made available to customers. Anyone subscribing for a broadband access with local Internet service provider is able to tune in to the service on a subscription basis. Subscribers are provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They are able to watch the programs on their television sets.


      BROADBAND SERVICES

      The Company has an automated Content Management System ("CMS") to enhance its advertising service offered to clients and to provide a new revenue source for the Company. The system allows for the programming of video, animation, streaming and flash content to multiple destinations.

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

      The Company plans to launch the M2B travel site in 2007, and the service is subject to the Company completing the set up of its server farm to host the travel platform. No assurances can be made that such plan will materialize as planned.

 RESULTS OF OPERATIONS
---------------------

For the nine months and three months ended September 30, 2007 compared with the nine months and three months ended September 30, 2006, respectively.



Financial Statement

- Revenue for the quarter ended September 30, 2007 was $6,024,153 compared with $9,315,116 for the same period in 2006.

- Net loss for the quarter ended September 30, 2007 was $9,662,777 compared with net income of $917,439 for the same period in 2006.

- The Company's cash balance was $2,602,380 at September 30, 2007 compared with $2,294,984 at December 31 2006.


Revenue

Revenue for the nine months ended September 30, 2007 increased by $7,892,551 (33.41%), from $23,626,082 for the nine months ended September 30, 2006 to $31,518,633 for the nine months ended September 30, 2007. The revenue for the three months ended September 30, 2007 decreased by $3,290,963 (35.33%), from $9,315,116 to $6,024,153 for the three months ended September 30, 2006 and 2007, respectively.

This increase in revenue for the nine months ended September 30, 2007 was mainly contributed by the entertainment segment which included the completion and delivery of the IPTV platform in Indonesia. This resulted in a revenue of $15 million in the nine months ended September 30, 2007. The completion and delivery of the IPTV platform in Indonesia comprised of the hardware, software and middleware, and supply and programming of content.

The digit games in Cambodia incurred a decrease in revenue of $829,186 (a drop of 4.79%) for the nine months ended September 30, 2007 from $17,310,828 in September 30, 2006 to $16,481,642 in September 30, 2007, mainly due to more holidays and increased competition from new digit games players in the market in the first nine months of 2007 as compared to the same period in 2006.

The decrease in the revenue for the three months ended September 30, 2007 was mainly due to the decrease in the entertainment segment as compared to the three months ended September 30, 2006, revenue by the entertainment segment reduced by $3,096,329(99.93%) from $3,098,631 in the three months ended September 30, 2006 as compared to $2,302 in the three months ended September 30, 2007. The Company was unable to secure any new advertising or content syndication contracts for the three months ended September 2007 as it had done in the same three months ended September 2006.


Cost of Sales

Cost of sales for the nine months ended September 30, 2007 was $17,553,771 which increased by $497,557 (2.92%) from $17,056,214 for the nine months ended September 30, 2006.

Cost of sales for the three months ended September 30, 2007 was $6,261,636 which increased by $178,725 (2.94%) from $6,082,911 for the three months ended September 30, 2006.

Increase in cost of sales of $497,557 and $178,725 for the nine months and three months ended September 30, 2007 respectively was mainly attributed to the delivery of the IPTV platform in Indonesia, which included the hardware, software and middleware, and supply and programming of content, and the launch of the new web TV service (called WOWtv) in Singapore.

As a proportion of revenue, the cost of sales for the nine months ended September 30, 2007 was 56% as compared to 72% for the nine months ended September 30, 2006. This was due to an increase in the entertainment segment revenue resulting from the delivery of the IPTV platform in Indonesia.

As a proportion of revenue, the cost of sales for the three months ended September 30, 2007 was 104% as compared to 65% for the three months ended September 30, 2006. This was due to the decrease in the entertainment segment revenue for the three months ended September 30, 2007.
















Distribution Expenses

Distribution expenses for the nine months ended September 30, 2007 at $677,357 were lower by $180,055 (21%) as compared to the amount of $857,412 incurred for the nine months ended September 30, 2006.

The lower distribution expenses were attributed to decreased spending for marketing and promotions which decreased by $220,716 (35%), from $629,573 for the nine months ended September 30, 2006 to $408,857 for the nine months ended September 30, 2007.



Distribution expenses for the three months ended September 30, 2007 at $171,704 were lower by $126,179 (72.36%) as compared to the amount of $297,883 for the three months ended September 30, 2006.

The lower amount spent for the three months ended September 30, 2007 was attributed to the lower expenditure on advertising and marketing, which decreased by $116,322, (56%) from $207,742 to $91,420 for the three months ended September 30, 2006 and 2007, respectively.

General And Administrative Expenses

Administration expenses for the nine months ended September 30, 2007 at $5,152,899 were higher by $1,874,544 (57.18%) as compared to the amount of $3,278,355 incurred for the nine months ended September 30, 2006.

Administration expenses for the three months ended September 30, 2007 at $1,631,684 were higher by $35,340 (2.21%) as compared to the amount of $1,596,344 incurred for the three months ended September 30, 2006.

The increase in administrative expenses for the nine months and three months ended September 30, 2007 was attributed mainly to increases in:

o Depreciation and license amortization had increased by $1,850,414 (214%), from $863,906 for the nine months ended September 30, 2006 to $2,714,320 for the nine months ended September 30, 2007. For the three months ended September 30, 2007, depreciation and licensing cost had increased by $358,901 (78%) from $459,718 to $818,619 for the three months ended
      September 30, 2006 and 2007 respectively. The increase was mainly attributed to the increase in license amortization of the movies content which have a definite life and which were acquired for the newly launch Broadband TV service.

o Staff costs. Staff costs had increased by $296,928 (33%) from $886,668 for the nine months ended September 30, 2006 to $1,183,596 for the nine months ended September 30, 2007. For the three months ended September 30, 2007, staff cost had decreased by $13,492 (3.3%) from $408,642 to $395,150 for the three months ended September 30, 2006 and 2007 respectively. The overall increase in staff cost for the nine months period ended September 30, 2007 resulted from the increase in the number of professional employees hired. Staff costs were however trimmed and lowered in the third quarter for the three months ended September 30, 2007 in order to maintain cost efficient operations.


Income From Operations

The Company reported an income from operations of $8,134,606 for the nine months ended September 30, 2007 as compared to the income from operations of $2,434,101 for the nine months ended September 30, 2006. For the three months ended September 30, 2007, the loss from operations was $2,040,871 as compared to the gain of $1,337,978 for the three months ended September 30, 2006. The significant increase in the income from operations for the nine months ended September 30, 2007 was due to the significant increase in the entertainment segment revenue for the nine months ended September 30, 2007. However there was a drop in the entertainment segment revenue for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006.


Net Income

For the nine months ended September 30, 2007, net income was $5,740,845 which increased by $3,602,947 (169%) from $2,137,898 for the nine months ended September 30, 2006. For the three months ended September 30, 2007, net loss was $9,662,777 which decreased by $10,580,216 (1,153%) from net income of $917,439 for the three months ended September 30, 2006.


The significant increase in net income for the nine months ended September 30, 2007 was mainly attributed to increase in the entertainment segment revenue. The increase was partly attributed to the gain on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd. by issuing shares to the private investors at a premium. The increase in net income was partly offset by the loss of the fair value of an investment (equity securities) held for trading, due to a drop in the market value of the shares.


The decrease for the three months ended June 30, 2007 was mainly attributed to the net loss of the fair value of an investment (equity securities) which resulted in a loss of $8,322,000 in the fair value of the investment, due to a drop in the market value of the shares.

Liquidity And Capital Resources

The Company had cash of $2,602,380 at September 30, 2007 as compared to cash of $2,294,984 at December 31, 2006.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended September 30, 2007, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

On April 23, 2007, M2B World Holdings Limited ("M2B World"), a British Virgin Islands corporation entered into a sale and purchase agreement (the "Agreement") with P T Agis TBK, a company incorporated in Indonesia ("Agis") to sell to Agis certain assets, including the domain name under which the IPTV business will operate in Indonesia and the transfer and license of IPTV platform (collectively, the "Assets"). M2B World is a wholly-owned subsidiary of M2B World Asia Pacific Pte Ltd. which is a 81.7% owned by Amaru Holdings Limited. Amaru Holdings Limited is a wholly-owned subsidiary of Amaru Inc., a Nevada corporation (the "Company"). Agis is trading on the Indonesia Stock Exchange. The Agreement provides for the consideration of US$15 million for the sale of the Assets based on the mutually agreed valuation of such Assets. Such consideration is to be provided through the issuance of 75 million of Agis shares at an agreed price of IDR 1300 per share, and such number of shares of a to be formed investment holding wholly-owned subsidiary of Agis that shall equal to 50% of beneficial holdings of such subsidiary. The sale had been completed by September 30, 2007.

On July 10, 2007, the Company together with one of the subsidiaries of the Company, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"), which is a broadband service provider incorporated in Taiwan. The purchase consideration shall be satisfied in full by the issuance of 5,333,333 of common stock of the Company.

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

An evaluation was conducted under the supervision and with the participation of the Company's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedure were effective as of September 30, 2007. There has been no change in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART 2:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

On April 23, 2007, a company which provided public relations services filed a lawsuit against M2B World, Inc. for breach of contract for an amount of $72,649. In the opinion of Management, the outcome of this legal proceeding will not have a material effect on the Company's consolidated financial statements.

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

THE COMPANY CONTINUES TO USE SIGNIFICANT AMOUNTS OF CASH FOR ITS BUSINESS OPERATIONS, WHICH COULD RESULT IN US HAVING INSUFFICIENT CASH TO FUND THE COMPANY'S OPERATIONS AND EXPENSES UNDER OUR CURRENT BUSINESS PLAN. THE COMPANY IS ALSO HOLDING A CONSIDERABLE AMOUNT OF QUOTED EQUITY SECURITIES THAT IS AVAILABLE-FOR-SALE OR HELD FOR TRADING.

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue its current business strategy. The Company's quoted equity securities held as assets are dependent on the market value. Any fluctuations or downturn in the securities market could adversely affect the value of these equity securities held. As a result, without achieving growth in its business along the lines it has projected, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock .

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

On July 11, 2007, the Company issued 5,333,333 million shares of common stock at a market value of $0.70 per share for a total amount of $3,733,333. The shares were issued to Domaine Group Limited, a company incorporated in the British Virgin Islands and is the legal and beneficial owner of the 100% of the entire issued and paid up capital of CBBN Holdings Limited, which the Company intends to acquire.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


October 31, 2007                         /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, CEO & CFO