Form 10-K
period 2007-12-31
AMARU INC
filed 2008-04-02
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           __________________________

                                    FORM 10-K
(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM _______ TO ________


                         COMMISSION FILE NUMBER: 0-28560

                                   AMARU, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NEVADA                                               88-0490089
-------------------------------                             --------------------
(State or 0ther jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

             112 MIDDLE ROAD, #08-01 MIDLAND HOUSE, SINGAPORE 188970
               (Address of principal executive offices) (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE : (011) (65) 6332 9287


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

TITLE OF EACH CLASS                    Name of each exchange on which registered
     NONE                                                 None

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                 Title of class

                                  COMMON STOCK
                                $0.001 PAR VALUE

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|           No |X|

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|           No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|           No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|                              Accelerated filer |X|
                            Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes |_|           No |X|

As of March 14, 2008, the aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 14, 2008 at $0.09 per share was $12,188,534.85.

The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 159,431,861 as of March 14, 2008.

                                                    TABLE OF CONTENTS



                                                                                                                      Page
                                                                                                                  --------------
                                                          PART I

   Item 1          Business                                                                                             1
   Item 1A         Risk Factors                                                                                        12
   Item 1B         Unresolved Staff Comments                                                                           15
   Item 2          Properties                                                                                          15
   Item 3          Legal Proceedings                                                                                   16
   Item 4          Submission of Matters to a Vote of Security Holders                                                 16

                                                         PART II

   Item 5          Market for registrant's Common Equity, Related Stockholder Mattes and Issuer Purchases of
                   Equity Securities                                                                                   17
   Item 6          Selected Financial Data                                                                             19
   Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operation
                                                                                                                       20
   Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                          31
   Item 8          Financial Statements and Supplementary Data                                                         34
   Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
                                                                                                                       34
   Item 9A         Controls and Procedures                                                                             34
   Item 9B         Other Information                                                                                   36

                                                         PART III

   Item 10         Directors and Executive Officers and Corporate Governance                                           36
   Item 11         Executive Compensation                                                                              39
   Item 12         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                   Matters                                                                                             42
   Item 13         Certain Relationships and Related Transactions, and Director Independence                           43
   Item 14         Principal Accounting Fees and Services                                                              44

                                                         PART IV

   Item 15         Exhibits and Financial Statement Schedules                                                          45
                   Signatures
                   Certification of CFO and CFO
                   Section 1350 Certification


PART I

ITEM 1:  DESCRIPTION OF BUSINESS

BACKGROUND

Amaru, Inc. (the "Company" or "Amaru") through its subsidiaries under the M2B and WOWtv brand names, is in the Broadband Media Entertainment business, providing interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally. The Company's entertainment sites are available via its main website of www.amaruinc.com. The Company was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 112 Middle Road, #08-01 Midland House, Singapore 188970; telephone (65) 63329287.

As of February 25, 2004 (the "Closing Date"), Amaru acquired M2B World Pte. Ltd. (M2B World), a Singapore corporation, in exchange for 19,500,000 newly issued "restricted" shares of common voting stock of the Company and 143,000 "restricted" Series A Convertible Preferred Stock shares to the M2B World shareholders on a pro rata basis for the purpose of effecting a tax-free reorganization pursuant to sections 351, 354 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended pursuant to the Agreement and Plan of Reorganization by and between the Company, M2B World and M2B World shareholders. As a condition of the closing of the share exchange transaction, certain shareholders of the Company cancelled a total of 1,457,500 shares of common stock. Each one (1) ordinary share of M2B World has been exchanged for 1.3636363 shares of the Company's Common Stock and 100 shares of the Company's Series A Convertible Preferred Stock. Each share of the Company's Series A Convertible Preferred Stock had a conversion rate of 38.461538 shares of the Company's common stock. Following the Closing Date, there were 20,000,000 shares of the Company's Common Stock outstanding and 143,000 shares of the Company's Series A Convertible Preferred Stock outstanding. Immediately prior to the Closing, there were 500,000 shares issued and outstanding. All of the Series A Convertible Preferred Stock was subsequently converted into shares of common stock of the Company.

The restructuring and re-capitalization has been treated as a reverse acquisition with M2B World becoming the accounting acquirer. The historical financial statements prior to the closing of the transaction are those of M2B World.

BUSINESS OVERVIEW

The Company, through its subsidiaries under the M2B and new WOWtv brand names, is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

The Company has launched multiple Broadband TV websites with entertainment and online shopping content, with over 50 channels designed to cater to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle and more. The Company markets its products globally through its "M2B" and "WOWtv" brand names. Through these brands, the Company offers access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media, including rights for merchandising, product branding, promotion and publicity.


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

3.   M2B Australia Pty. Ltd.                       -    oversees Oceania markets

4.   M2B Entertainment, Inc.                       -    oversees Canadian market

5.   M2B Commerce Limited                          -    focuses on digit games in Cambodia

6.   M2B World Travel Singapore Pte Ltd.           -    offers e-travel services

7.   Amaru Holdings Limited                        -    focuses on content syndication and distribution
                                                        in areas other than Asia Pacific region

8.   M2B World Holdings Limited                    -    focuses on content syndication and distribution
                                                        in Asia Pacific region

9.   M2B World Pte. Ltd.                           -    provides management services to fellow
                                                        subsidiaries of the Company

10.  Tremax International Limited                  -    operates as an investment holding company

11.  M2B World Travel Limited                      -    oversees online travel and related business

The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available via www.amaruinc.com.

BUSINESS STRATEGY

Our business strategy is to become a premier diversified media, e-commerce and e-lifestyle company. We adopt the latest broadband, e-commerce and communications technology and leverage on our international premium content and programming expertise. This is how we deliver online entertainment, lifestyle products and services to our customers.

Our goal is to constantly identify fresh market opportunities and to stay ahead of changes in the broadband media and related e-commerce industry. We believe that we can accomplish this by continuing to satisfy customers' needs for a convenient, comprehensive and personalized source of broadband video content, services and information with pleasant user experiences. Through our business plan implementation, we aim to become a leading Broadband Media Entertainment business, providing interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally.

We intend to continue leveraging on our competitive strengths to attain a leadership position in the industry.

COMPETITIVE STRENGTHS

The Company's competitive strengths are:

o        RICH CONTENT LIBRARY

The Company owns a rich library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries - thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers.

o        GLOBAL VIDEO STREAMING NETWORK

The Company has also developed and implemented a global video streaming network that enables it to deliver high quality on-demand video streaming programs from its rich library of content rights to a worldwide audience of broadband users. This global video streaming network is completely integrated with firewalls, loading balancing protocols, bandwidth and consumer monitoring systems and payment gateways to enable worldwide billing. In addition, the Company has its own digital post-production and design capabilities to fully manage content rights protection, user experience and specialized programming for all its consumer-facing delivery platforms. This end-to-end broadband streaming infrastructure enables the Company to customize and diversify its products and services, incorporating video-on-demand and e-commerce services.

o        MULTIPLE REVENUE STRENGTHS

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

o        KEY ALLIANCES

The Company has entered into strategic alliances and / or agreements with key providers to support the marketing and distribution of its products and services in different territories. Among its key providers are Amadeus (Global Travel GDS based in Spain), CCTV (China), KBS (Korea), Sony Pictures Television International (SPTI) and Zentek Technology (Japan). The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

GROWTH STRATEGIES

The Company's growth strategies consist of:

o Continuing to build its rich library of content rights on the broadband to provide sustained high quality on-demand video-based entertainment and e-commerce that will maintain and grow its worldwide base of viewers.

o Penetrating new markets to deliver M2B and WOWtv branded content to any screen including PC, 3G and TV, as well as wireless mobile devices like PDAs and to establish new delivery channels to meet the changing preferences of viewers and consumers, worldwide.

o Capitalize on its growing worldwide viewer and consumer base by aggressively signing up subscribers, as well as advertisers onto its on-demand interactive broadband delivery channels for entertainment, online games and e-commerce.

Consumers access the Company's entertainment sites through its main website, www.amarinc.com or directly go to the entertainment sites at www.wowtv.com and www.m2btv.com.

NEW PRODUCT OFFERINGS

In August 2007, M2B World Asia Pacific Pte Ltd, a subsidiary company of Amaru which oversees the Asia Pacific markets, launched a new broadband entertainment web TV service, called WOWtv.

The Company intends that WOWtv will serve as its new brand for its broadband entertainment services, in addition to its IPTV service, M2Btv. WOWtv had therefore combined and incorporated all the Company's previous entertainment websites into one leading site.

WOWtv streams more than 50 video-on-demand channels of Hollywood and Asian entertainment. The service is available through three tiers, namely:

o Free Tier - Web TV channels are provided free to registered users and are advertising supported.

o Basic Tier - Web TV channels are provided to registered subscribers for an annual fee.

o Value Tier - Web TV premium content channels where viewers pay for specific channels and content on a pay-per-view basis.

The WOWtv service had, as of March 2008, been launched in Singapore, Indonesia and China. The WOWtv service is available on www.wowtv.com.

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

The Company also employs a variety of online and traditional media programs and promotional activities such as:

(a)      Advertising

         The Company invests in both online and traditional advertising to drive traffic to our broadband websites. To generate traffic to M2B and WOWtv's broadband websites in a cost efficient manner, the Company purchased targeted keywords and textlinks in high volume. The Company also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and retail offerings.

(b)      Public Relations

         The core of our public relations effort is media relations and industry analyst relations. We maintain relations with journalists and industry analysts to help secure unbiased, third-party endorsements for the Company. We pursue coverage by online publications, search engines and directories.

(c)      Co-marketing, Promotions and Loyalty Programs

         We intend to continue to establish significant co-marketing relationships to promote our service and to sponsor contests that offer M2B and WOWtv related prizes. These programs typically involve participation with our partners. We intend to enter into additional co-marketing relationships in support of our marketing strategy. From time to time, we offer various incentives and awards to our existing customer base. These incentives are designed to increase customer loyalty and awareness of our e-commerce services and of the M2B and WOWtv brand.

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

BUSINESS SEGMENTS

Our principal operations are carried out through the following three segments of our business:

1. Entertainment Services - Video on-Demand services for entertainment, providing the Company with advertising, subscriptions, online games and e-commerce revenues
2.       Digit Games
3.       E-Travel Services - Online Travel Portal

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

The Company applies broadband technologies to facilitate its growth in the broadband sector. Its main competitive advantage is derived from its ownership of rights for various territories on broadband for its contents i.e. movies, televisions, dramas and programs on lifestyles, business and glamour.

The Company has built and installed its broadband streaming system complete with firewalls, load balancing, bandwidth and consumer monitoring systems, which include video streaming, video storage and web servers in Singapore. The Company has also developed its streaming applications to stream into television sets, via a set top box.

The Company has developed a capability to stream wireless broadband and have its own digitized entertainment sites for wireless broadband applications.

The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available at www.amaruinc.com.

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

2.       Online subscriptions

3.       Channel/portal development i.e. digital programming services

4.       Content aggregation and syndication

5.       Broadband consulting services and online shopping turnkey solutions

6.       E-commerce services

7.       Online games micro-payments

Currently, the Company is in the process of redesigning its Broadband websites. The current Broadband websites and products, which may change from time to time are highlighted below.

WOWTV - WEB TV SERVICE

WOWtv, a broadband entertainment web TV service, has embarked on launching its site across the Asia Pacific, streaming more than 50 channels of Hollywood and Asian entertainment via video on-demand, providing E-commerce services and an original online games platform. Its video on-demand content covers diverse genres such as movies, television dramas, variety shows, documentaries, fashion, lifestyle, sports, edutainment and more. WOWtv can be viewed on www.wowtv.com.

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

Since its soft launch in August 2007, WOWtv had 192,690 registered users as of December 31, 2007.The number of registered users is extracted from the WOWtv user registration database under the WOWtv service.

M2BTV - GLOBAL BROADBAND TV (IPTV) SERVICE

The Company offers multiple TV channels, delivered live over the Internet, to television sets in homes that have a high-speed internet connection and IP set top boxes. Details of the service can be viewed on www.m2btv.com.

The service has been in operation in Singapore Since the second half of 2006 and more than 50 channels are made available to customers. Anyone subscribing for a broadband access with local Internet service provider is able to tune in to the service on a subscription basis. Subscribers are provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They are able to watch the programs on their television sets. The Company intends to incorporate this into its WOWtv service in the near future.

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

In store video panels can also carry individualized messages together with customized content to reach consumers and target audiences within the premises. This is another method by which the Company is continuing to meet the consumer shift toward on-demand and personalized media experiences whether at home or work and now additionally on video screens in stores, restaurants, clubs and other business or leisure outlets.

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

The video e-travel portal brings an extensive range of travel options to our viewers and gives the Company an entry into the travel and tourism market; it directly aggregates travel solutions from airlines, hotel properties, some car rental companies as well as air, ferry, rail, cruise, and tour operators, allowing customers to the site to view their travel destination through video content, thus influencing their purchasing decision.

Due to fund constraints, the Company was unable to launch the M2B travel site in 2007. The service is subject to the Company completing the set up of its server farm to host the travel platform. No assurance can be made that such plans will materialize as planned.

MAJOR EVENTS IN FISCAL YEAR 2007 FOR ENTERTAINMENT SERVICES

Following the launch of its latest broadband entertainment service called WOWtv in Singapore in August 2007, the Company extended the WOWtv service to Indonesia in December 2007 and to China in March 2008.

On April 23, 2007, M2B World Holdings Limited, a subsidiary of M2B World Asia Pacific Pte Ltd, entered into an agreement with PT Agis TBK, a company in Indonesia, to transfer and licence an IPTV platform. The IPTV platform concerned includes the hardware, software and middleware, and the supply of content. The WOWtv service was incorporated into this IPTV platform. The agreement with PT Agis TBK resulted in generating entertainment revenue of $14.5 million in 2007.

On July 3, 2007, M2B World Asia Pacific Pte Ltd, through its subsidiary company, Visual Fashion Holdings Limited, entered into four agreements with Fashion News World. Inc, a New York Corporation. Fashion News World. Inc is the holder of the Video Fashion brand and the licensor for Video Fashion content worldwide. The four agreements were as follows :

         o Video Fashion License Agreement whereby M2B World Asia Pacific Pte Ltd would have the rights to use the entire library of Video Fashion content for the Asia Pacific region, including Australia and New Zealand, for a period of five years, from July 1, 2007 to June 30, 2012.

         o Three other agreements for a period of five years, from July 1, 2007 to June 30, 2012, on co-productions, branded merchandising and appointed representative to market and sell the Video Fashion content.

On July 10, 2007, the Company together with one of its subsidiaries, Tremax International Limited entered into an agreement with Domaine Group Limited for the acquisition of 80% of Cosmactive Broadband Networks Co Ltd, which is a broadband service provider incorporated in Taiwan. The Company intends to extend its broadband entertainment services in Taiwan through this investment. The investment is however subject to the approval of the regulatory authorities in Taiwan, which is still outstanding as of this report.

ONGOING DEVELOPMENTS OF 2007 INITIATIVES

In May 2006, the Company announced its official launch of its much anticipated Global Broadband TV Service, M2Btv, and its innovative PONY set-top box, making the duo available to consumers in 2006. The Company continued to roll out the M2Btv service in 2007. Essentially, the M2Btv service brings the time-efficient benefits of IPTV into the living room, where the content and the internet will be directly accessible via existing hardware such as a television set and broadband internet connection. The Company is currently looking into the possibility on consolidating the M2Btv service with its WOWtv service.

MARKETS

The business operations and financial results of the Company are directly affected by the markets that the Company operates in.

o        RISING DISPOSABLE INCOME AND USAGE OF PC AND BROADBAND TECHNOLOGY

In many other parts of the world, especially emerging markets with growing use of PCs, Internet with fast growing number of broadband subscribers and rising disposable incomes, these markets offer significant growth potential.

o        THE ADVENT AND INCREASING ADOPTION OF BROADBAND TECHNOLOGY

The advent of broadband technology and ever-increasing bandwidth has pushed for the next generation of online on-demand broadband entertainment as one of the desired applications that will meet the needs of increasingly demanding and bandwidth hungry consumers and enterprise. Such technology can be further enhanced by the coupling of value added services, namely Internet telephony communication services and E- Commerce, together with the Broadband entertainment sites. The market consists of both the consumers and the enterprise. The demand from consumers is rich media content, on demand, highly interactive and fast. On the other hand the enterprise must reach out to such demands and the next generation through the new medium, or be left behind. To meet this demand, the Company has established relationships with major production houses, and access to major distributors worldwide. This is expected to put the Company in a position to acquire high quality, original video content. Such strategic positioning has resulted in the Company acquiring extensive content on broadband for multiple countries and for dedicated time periods.

The Company intends to continue to maximize on its key strength, the packaging of our content. The Company believes that it will shape the delivery of its content in the most cost effective manner and innovative way.

o        THE BOOMING ONLINE ADVERTISING MARKET

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

o        THE GROWTH OF ONLINE TRAVEL

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

The online global travel retail opportunity represented an $85 billion market worth in 2004, according to Euromonitor in 2005.

o        THE GROWTH OF THE VIDEO ON DEMAND MARKET

According to Jupiter Research, in 2007 the Video-on-Demand (VOD) market is expected to be worth $1.4 billion while the Subscription VOD market is worth $800 million.

According to ZDNet Research, there were approximately 7.5 million worldwide cable-based VOD users at the end of 2004. VOD user growth is projected to remain strong for the next several years. Total number of worldwide users is 13 million at the end of 2005 and is forecasted to ultimately reach 34 million in 2009.

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

Traditional TV networks and cable TV operators today provide alternate sources of entertainment in a broadcast mode. In future, it is expected that these networks may also extend their reach to the video-on-demand broadband service. This may put them in direct competition with us, although their entry costs will likely be higher and both the technical and manpower capabilities existing in these traditional companies will make it somewhat difficult for them to transit into new broadband media.

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

INTELLECTUAL PROPERTY

The Company's intellectual property consists of trademarks, patents, copyrights, and other technology and trade secrets. In addition to technology that we develop internally, we license software or other technology from third parties. We also grant licenses to some of our intellectual property, such as trademarks, patents or websites technology, to our vendors and strategic partners.

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

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

The Company has incurred no, and does not expect to incur, material expenditures or obligations related to environmental compliance issues.

EMPLOYEES

The Company had 48 employees as of December 31, 2007, of which 42 are full time and 6 are part-time employees. Of the 48 employees, 41 are based in Singapore, one is based in Cambodia and another one is based in the U.S.


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

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue its current business strategy. The Company's quoted equity securities held as assets are dependent on the market value. Any fluctuations or downturn in the securities market could adversely affect the value of these equity securities held. As a result, without achieving growth in its business along the lines it has projected, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock.

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

In addition, the Company's services depend on the efficient operation of the Internet connections between customers and the data centers. The Company depends on Internet service providers efficiently operating these connections. These providers have experienced periodic operational problems or outages in the past. Any of these problems or outages could adversely affect customer satisfaction and customers could be reluctant to use our Internet related services.

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

THE COMPANY DID NOT COMPLETE THE ASSESSMENT OF THE EFFECTIVENESS OF THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING, SET FORTH BY THE COMMITTEE OF SPONSORING ORGANIZATIONS (COSO) OF THE TREADWAY COMMISSION IN "INTERNAL CONTROL-INTEGRATED FRAMEWORK".

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

In connection with the preparation of this Annual Report on Form 10K, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework".

While the Company is taking immediate steps and dedicating substantial resources to implement the internal controls based on the criteria established in Internal Control - Integrated Framework issued by the COSO, they will not be considered fully implemented until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

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


ITEM 1B:  UNRESOLVED STAFF COMMENTS

None.


ITEM 2:  PROPERTIES

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

The office in the US was subleased on November 1, 2007 as part of the Company's cost reduction measures.

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


ITEM 3:  LEGAL PROCEEDINGS

On April 23, 2007, a company which provided public relations services filed a lawsuit against M2B World, Inc. for breach of contract for an amount of $72,649, which has been further amended to include Amaru, Inc. as a co-defendant. In the opinion of management, the outcome of this legal proceeding will not have a material effect on the Company's consolidated financial statements.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the year ended December 31, 2007.

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PUBLIC MARKET

Our common stock trades on the National Association of Securities Dealers' over-the counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 14, 2008, there were 392 holders of our common stock.

The price of the Company's stock as of March 14, 2008 was $0.09.

On January 19, 2007, the Company announced that its common stock is trading on the OTCBB, effective January 19, 2007 under the symbol "AMRU". The Company's common stock was previously trading on the Pink Sheets Electronic Quotation System.

The Company's high and low closing bid and close information for the fiscal year ended December 31, 2007 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                               Open              High              Low          Close/Last*
                                             -------------------------------------------------------------
Year Ended  December 31,2007
     First Quarter                           $ 0.6700          $ 0.7000         $ 0.6700          $ 0.7000
     Second Quarter                          $ 0.6500          $ 0.6500         $ 0.6500          $ 0.6500
     Third Quarter                           $ 0.5800          $ 0.6500         $ 0.5800          $ 0.6500
     Fourth Quarter                          $ 0.3850          $ 0.5100         $ 0.3700          $ 0.5100

Year Ended  December 31,2006
     First Quarter                           $ 0.5250          $ 1.3130         $ 1.1250          $ 1.2250
     Second Quarter                          $ 1.1250          $ 1.3750         $ 1.2500          $ 2.2000
     Third Quarter                           $ 0.7200          $ 0.8200         $ 0.7000          $ 0.8200
     Fourth Quarter                          $ 0.6500          $ 0.9200         $ 0.5000          $ 0.5500

Year Ended  December 31,2005
     March 2005                               $1.2500          $1.2500           $1,2000           $1.200
     Second Quarter                           $1.5000          $3.5000           $1.5000           $3.500
     Third Quarter                            $3.5000          $4.5000           $1.4500           $4.000
     Fourth Quarter                           $4.5000          $5.0500           $1.4500           $5.050

* Closing price is provided as of the last day of the month.

DIVIDENDS

The Company does not expect to pay any dividends at this time. The payment of dividends, if any, will be contingent upon the Company's revenues and earnings, capital requirements, and general financial condition. The payment of any dividends will be within the discretion of the Company's Board of Directors and may be subject to restrictions under the terms of any debt or other financing arrangements that the Company may enter into in the future.

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

EQUITY COMPENSATION PLAN

The Company's 2004 Equity Compensation Plan has 9,745,000 million shares remaining as of December 31, 2007. In 2007, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the Equity Compensation Plan. There are no outstanding options under the Equity Compensation Plan.

ITEM 6:  SELECTED FINANCIAL DATA

The following selected consolidated financial data is derived from the Company's audited financial statements. These data is not necessarily indicative of results of future operations, and should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations under Item 7 and, the Consolidated Financial Statements and Notes to Consolidated Financial Statements under Item 8.

No cash dividends were declared in any of the years shown below:

                                                                  Years Ended December 31,
                                            -------------------------------------------------------------------------
                                               2007           2006           2005             2004          2003
                                            ------------   ------------   ------------    ------------   ------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                                $ 37,053,269   $ 32,573,275   $ 18,095,922    $  3,984,981   $  1,005,038

Cost of Services (2)                          23,349,404     24,302,425     16,352,048       3,053,715        475,525

Gross Profit                                  13,703,865      8,270,850      1,743,874         931,266        530,218

Operating income (loss)                        5,659,871      1,544,082     (1,357,268)        510,457         60,082

Net gain on discontinued operations (3)               --             --      1,643,016              --             --

Net Income                                     5,088,792      1,250,259        166,745         512,295         39,530

Basic and diluted income (loss) per share           0.03           0.01          (0.05)           0.02             --

Shares used in computing basic and
diluted income/loss per common share         156,548,902    153,605,863     29,418,828      21,297,410     17,772,228


BALANCE SHEET DATA:

Working Capital                               19,957,833      4,470,426      4,994,124         514,238       (515,173)

Total Assets                                  60,641,778     48,891,847     20,744,959       4,453,406      1,851,185

Long-term obligations                          1,730,107      1,684,158             --              --             --

Stock holders' Equity                         55,571,566     45,047,246     19,872,327       3,636,773      1,207,296

NOTES ON SELECTED FINANCIAL DATA

(1) Revenues significantly increased in 2005 due to the operations and management of digit games (lottery) in Cambodia which was a new source of revenue for the Company that was not available in 2004. Total digit games revenues generated in 2005 was $14.8 million and it continuously increased to $24.5 million and $ 22.4 million in 2006 and 2007, respectively, as a result of the full year effect of the digit gaming operation in Cambodia, which only commenced in May 2005. On the other hand, entertainment services posted an increase of $ 6.5 million and $
         4.7 million in 2007 and 2006, respectively, which further boosted up revenue growth. The reasons for the increase in entertainment revenues were the completion and delivery of IPTV platform in Indonesia for 2007, and increased licensing revenue in 2006.

(2) Cost of services in 2007, 2006 and 2005 includes direct operational cost and gaming royalties paid for the digit games operations in Cambodia which represents 96% of the digit games revenue.

(3) On December 20, 2005, the Company sold 81% equity interests in one of its subsidiaries,, M2B Game World Pte. Ltd., a public listed company in Singapore for 71,428,571 shares of common stock of Auston and the investment was valued at $2,147,580. The gain from this sale was $1,643,016 which is under gain from discontinued operations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

GENERAL

The Company is in the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

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

The Company's business model in the area of broadband entertainment includes focuses on e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit games operations.

In fiscal 2007, the business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

M2B WORLD PTE. LTD.

M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and oversees the Asian business. With effect from September 1, 2006, the Company's Asian business was overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd.

The Company took an investment on May 16, 2005 for a 9.1% equity position with a company called Activ Lifestyle Pte Ltd in Singapore to help facilitate Amaru Inc.'s diversification into the health and wellness market. On September 27, 2005, the Company raised its investment in Activ Lifestyle Pte Ltd to 12.6%. This was further increased to 17.4% as of December 31, 2006.

In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. During 2006, M2B World Pte. Ltd. divested part of its interest in Auston. As of December 31, 2007, the Company's equity interest in Auston stands at 10.40%.

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company has leased a new office on Sunset Boulevard, West Hollywood that came into effect in August 2006. In October 2007, M2B World Inc reduced its staffing and in November 2007 sub-leased its premise as part of the Company's cost reduction measures.

This subsidiary oversees the new global Broadband TV (IPTV) service. A new server farm was set up in the U.S. in San Jose California in December 2005 to expand the broadband streaming infrastructure; in order to handle the business in North America and also the global IPTV service.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. The investment will allow M2B World, Inc. to access the library of programs of Indie Vision Films, Inc. The Company is currently into negotiations with Indie Vision Films, Inc to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership in lieu of library rights that the Company could exploit commercially for international use.

On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs. The staffing of M2B World Inc was also reduced from 9 staff to 1 staff as of October 31, 2007. The company is in the process of consolidating the server farm with the Singapore server farm to, optimize bandwidth and support cost.

M2B WORLD ASIA PACIFIC PTE. LTD.

M2B World Asia Pacific Pte Ltd was incorporated in the Republic of Singapore on 1 August 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region. This company had taken over the Asian business operations as well as the assets and liabilities of M2B World Pte. Ltd. with effect from September 1, 2006.

On January 3, 2007, M2B World Asia Pacific Pte Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.6%.

M2B COMMERCE LIMITED

M2B Commerce Limited, a company incorporated in the British Virgin Islands on July 25, 2002, focuses on e-commerce and digit gaming, with a branch in Cambodia that oversees the digit gaming operation in Cambodia.

The Company has an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit games activities in Cambodia, as an extension of the Company's entertainment operations.

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. As of December 31, 2006, the company had invested $2,402,613 in relation to this investment. The resort was completed and is in operation subsequent to the balance sheet date. The Company however intends to divest its stake in the resort, and has already put up its investment for sale in the market, as the investment is not related to the Company's core business.

M2B ENTERTAINMENT, INC.

M2B Entertainment, Inc. was incorporated on October 27, 2005. This subsidiary will oversee the Company's Canadian market. As of December 31, 2007, this subsidiary is dormant.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of December 31, 2007, this subsidiary is dormant.

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

The launch and operations of the travel service is subject to funding considerations and the set up of the server farm to host the system.

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

On July 10, 2007, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"), which is a broadband service provider incorporated in Taiwan. The purchase consideration is satisfied in full by the issuance of 5,333,333 of common stock of the Company. The investment is pending the approval of the regulatory authorities in Taiwan, which is a requirement for foreign investments in Taiwan.

CBN is a company registered in Taiwan, the Republic of China. CBN is an internet cum broadband access provider to major residential buildings in Taiwan. The Company believes that acquisition of CBN will be beneficial to the Company, because CBN has a subscriber base of about 20,000 homes and should be able to provide the Company with a ready subscriber base to roll out its services. In 2006, CBN had a revenue of $2.5 millions and fixed assets of $1.8 millions in network and systems to enable services to the homes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company has adopted accounting pronouncements issued before December 31, 2007, that are applicable to the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes ("FIN 48"), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 on January 1, 2007. The adoption of FIN 48 did not have an impact on the Company's opening retained earnings.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a market-based framework or hierarchy for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value. SFAS 157 does not expand or require any new fair value measures; however the application of this statement may change current practice. The requirements of SFAS 157 are first effective for the Company fiscal year beginning January 1, 2008. However, in February 2008 the FASB decided that an entity need not apply this standard to nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis until the subsequent year. Accordingly, the Company's adoption of this standard on January 1, 2008, is limited to financial assets and liabilities. The Company does not believe the initial adoption of SFAS 157 will have a material effect on its financial condition or results of operations. However, the Company is still in the process of evaluating this standard with respect to its effect on nonfinancial assets and liabilities and therefore has not yet determined the impact that it will have on the Company's financial statements upon full adoption.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact that SFAS No. 159 will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest if the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on its financial position and results of operations.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS . 160"). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2007 compared with the fiscal year ended December 31, 2006 and December 2005.

FINANCIAL STATEMENT

- Revenue for the year ended December 31, 2007 was $37,053,269 compared with $32,573,275 in 2006 and $18,095,922 in 2005 for the same period.

- Income from operations was $5,659,871 in 2007 compared with $1,544,082 in 2006 and loss of $1,354,894 in 2005.

- Net income was $5,088,792 in 2007 compared with $1,250,259 in 2006 and $166,745 in 2005.

- The Company's cash balance was $2,322,541 at December 31, 2007 compared with $2,294,984 at December 31 2006 and $4,776,819 at December 31,
         2005.

REVENUE

The following table sets forth a year-over-year comparison of the key components of the Company's revenues:

                                                                    Variance                  Variance
                         Year Ended December 31                  2007 vs. 2006             2006 vs. 2005
                 ---------------------------------------   -------------------------  --------------------------
                    2007          2006          2005           $              %             $             %
                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Entertainment    $14,568,379   $ 8,053,146     3,278,833   $ 6,515,233           81%     4,774,313          146%
Digit games      $22,451,970   $24,505,465    14,813,629   $(2,053,495)          (8%)    9,691,836           65%
Other            $    32,920   $    14,664         3,460   $    18,256          124%        11,204          324%
Total revenues   $37,053,269   $32,573,275    18,095,922   $ 4,479,994           14%    14,477,353           80%


Revenue for the year ended December 31, 2007 increased by $4,479,994 (13.75%), from $32,573,275 for the year ended December 31, 2006 to $37,053,269 for the year ended December 31, 2007.

This increase in revenue for the year ended December 31, 2007 was mainly contributed by the entertainment segment which included the completion and delivery of the IPTV platform in Indonesia. This resulted in a revenue of $14.5 million in the twelve months ended December 31, 2007. The completion and delivery of the IPTV platform in Indonesia comprised of the hardware, software and middleware, and supply and programming of content.

The digit games in Cambodia incurred a decrease in revenue of $2,053,495 (a drop of 8.38%) for the year ended December 31, 2007 from $24,505,465 in December 31, 2006 to $22,451,970 in December 31, 2007, mainly due to more holidays and increased competition from new digit games players in the market in the year 2007 as compared in the year 2006.

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

COST OF SERVICES

The following table sets forth a year-over-year comparison of the Company's cost of services:

                                                                      Variance                  Variance
                           Year Ended December 31                  2007 vs. 2006             2006 vs. 2005
                   ---------------------------------------   -------------------------  --------------------------
                      2007          2006          2005           $              %             $             %
                   -----------   -----------   -----------   -----------   -----------   -----------   -----------
Cost of services   $23,349,404   $24,302,425   $16,352,048   $  (953,021)         (4%)   $ 7,950,377         49%

Cost of services for the year ended December 31, 2007 was $23,349,404 which decreased by $953,021 (3.92%) from $24,302,425 for the year ended December 31, 2006.

Decrease in cost of services of $953,021 for the year ended December 31, 2007 was mainly attributed to the delivery of the IPTV platform in Indonesia, which included the hardware, software and middleware, and supply and programming of content, and the launch of the new web TV service (called WOWtv) in Singapore.

As a proportion of revenue, the cost of services for the year ended December 31, 2007 was 63.01% as compared to 74.61% for the year ended December 31, 2006. This was due to an increase in the entertainment segment revenue resulting from the delivery of the IPTV platform in Indonesia.

Cost of services for FY2006 was $24,302,425 which increased by $7,950,377 or 48.6% from $16,352,048 in FY2005. As a proportion of revenue, the cost of services for FY2006 was 74.6% (cost of services at $24,302,425 and revenue of $32,573,275) as compared to 90.4% (cost of services at $16,352,048 and revenue at $18,095,922) in FY2005. This improvement was mainly due to the licensing revenue generated during the year which have a higher margin.

The significant increase in cost of services was mainly attributed to the cost of managing and operating the operations and game centers in Cambodia for the digit games and the payment of royalties for the lottery license. This accounted for $23,673,958 of the total cost of $24,302,425 (97.4%).

DISTRIBUTION EXPENSES

The following table sets forth a year-over-year comparison of the Company's distribution expenses :

                                                                    Variance                  Variance
                         Year Ended December 31                  2007 vs. 2006             2006 vs. 2005
                 ---------------------------------------   -------------------------  --------------------------
                    2007          2006          2005           $              %             $             %
                 -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total            $   891,484   $ 1,446,990   $ 1,102,339   $  (555,506)       (38%)    $   344,651        31%
distribution
expenses

Distribution expenses for the year ended December 31, 2007 at $891,484 were lower by $555,506 (38.39%) as compared to the amount of $1,446,990 incurred for the year ended December 31, 2006.

The lower distribution expenses were attributed to decreased spending for marketing and promotions which decreased by $528,258 (49.28%), from $1,072,010 for the year ended December 31, 2006 to $543,752 for the year ended December 31, 2007.

Distribution expenses increased by $344,651 or 31.3% in FY2006 from $1,102,339 in FY2005 to $1,446,990 in FY2006. The increase in distribution expenses were mainly due to increased spending on the branding of the M2B brand, marketing and promoting the Global Broadband TV Service, which increased by $190,439 or 21.6% from $881,572 in FY2005 to $1,072,011 in FY2006 as well as the increased traveling expenses to promote the Global Broadband TV Service.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table sets forth a year-over-year comparison of the Company's general and administrative expenses :

                                                                       Variance                  Variance
                            Year Ended December 31                  2007 vs. 2006             2006 vs. 2005
                    ---------------------------------------   -------------------------  --------------------------
                       2007          2006          2005           $              %             $             %
                    -----------   -----------   -----------   -----------   -----------   -----------   -----------
Total general and   $ 7,152,510   $ 5,279,778   $ 1,998,803   $ 1,872,732          35%    $ 3,280,975        164%
administrative
expenses

Administration expenses for the year ended December 31, 2007 at $7,152,510 were higher by $1,872,732 (35.47%) as compared to the amount of $5,279,778 incurred for the year ended December 31, 2006.

The increase in administrative expenses for the year ended December 31, 2007 was attributed mainly to increase in license amortization.

License amortization had increased by $2,171,816 (191.66%), from $1,133,184 for the year ended December 31, 2006 to $3,305,000 for the year ended December 31, 2007. The increase was mainly attributed to the increase in license amortization of the movies content which have a definite life and which were acquired for the newly launched M2Btv and WOWtv services.

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

INCOME FROM OPERATIONS

The following table sets forth a year-over-year comparison of the Company's income from operations:

                                             Year Ended December 31
                                    -------------------------------------------
                                       2007            2006            2005
                                    -----------     -----------     -----------
Income from operations              $ 5,659,871     $ 1,544,082     $(1,357,268)

The Company reported an income from operations of $5,659,871 for the year ended December 31, 2007 as compared to the income from operations of $1,544,082 for the year ended December 31, 2006. The significant increase in the income from operations for the year ended December 31, 2007 was due to the significant increase in the entertainment segment revenue for the year.

The profit from operations was $1,544,082 in FY2006 as compared to a loss of $1,357,268 in FY2005. The profit from operations in FY2006 was mainly attributed to the revenue generated from the licensing income and lower cost of services as compared to FY2005 as well as from the gain on sale of available for sale investment.

NET INCOME

The following table sets forth a year-over-year comparison of the Company's net income:

                                             Year Ended December 31
                                    -------------------------------------------
                                       2007            2006            2005
                                    -----------     -----------     -----------
Net income                          $ 5,088,792     $ 1,250,529     $   166,745

For the year ended December 31, 2007, net income was $5,088,792 which increased by $3,838,263 (307%) from $1,250,529 for the year ended December 31, 2006.

The significant increase in net income for the year ended December 31, 2007 was mainly attributed to the increase in the entertainment segment revenue. The increase was partly attributed to the gain on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd. by issuing shares to the private investors at a premium. The increase in net income was partly offset by the write off of an intangible asset, and by the loss of the fair value of an investment (equity securities) held for trading, due to a drop in the market value of the shares.

Net income increased by $1,083,784 or 650.0% from $166,745 in FY2005 to $1,250,529 in FY2006 mainly due to the increase in licensing income and lower cost of services offset by higher distribution and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $2,322,541 at December 31, 2007 as compared to cash of $2,294,984 at December 31, 2006.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the year ended December 31, 2007, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2007 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

o On January 3, 2007, M2B World Asia Pacific Pte Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.6%.

o On January 15, 2007, the Company through its subsidiary, Amaru Holdings Limited (Amaru Holdings), a British Virgin Islands corporation, entered into a sale and purchase agreement together with other sellers (the "Agreement") with Auston International Group Ltd., a Singapore company (Auston) to sell to Auston its majority owned subsidiary, M2B World Asia Pacific Pte Ltd., together with its subsidiary, M2B World Holdings Limited (collectively, M2B Asia). The Agreement provided for the sale of 42,459,978 shares of M2B World Asia Pacific Pte. Ltd., its total issued and outstanding capital. As the consideration for M2B World Asia Pacific Pte. Ltd. shares, Auston agreed to issue a total of 660 million new ordinary shares of Auston to M2B World Asia Pacific Pte. Ltd. shareholders. The Auston shares were valued at S$0.25 per share.

The Agreement was subject to certain conditions precedent, including, but not limited to the shareholder approval of the transaction by Auston shareholders, the approval of the Singapore Stock Exchange and other related regulatory approvals of both parties.

Amaru Holdings was required to deliver a valuation report by an independent auditor to Auston confirming that the value of the assets of M2B World Asia Pacific Pte. Ltd. was no less than that of the amount of consideration to be paid by Auston.

This agreement expired as of December 31, 2007. On February 19, 2008, the Company decided that it was in the best interest of the Company not to extend the Agreement The Company intends to list the securities of M2B World Asia Pacific Pte Ltd on the Singapore Stock Exchange.

o On April 23, 2007, M2B World Holdings Limited ("M2B World"), a British Virgin Islands corporation entered into a sale and purchase agreement (the "Agreement") with P T Agis TBK, a company incorporated in Indonesia ("Agis") to sell to Agis certain assets, including the domain name under which the IPTV business will operate in Indonesia and the transfer and license of IPTV platform (collectively, the "Assets"). M2B World is a wholly-owned subsidiary of M2B World Asia Pacific Pte Ltd. which is an 81.7% owned by Amaru Holdings Limited. Amaru Holdings Limited is a wholly-owned subsidiary of Amaru Inc., a Nevada corporation (the "Company"). Agis is trading on the Indonesia Stock Exchange. The Agreement provides for the consideration of US$15 million for the sale of the Assets based on the mutually agreed valuation of such Assets. Such consideration is to be provided through the issuance of 75 million of Agis shares at an agreed price of IDR 1300 per share, and such number of shares of a to be formed investment holding wholly-owned subsidiary of Agis that shall equal to 50% of beneficial holdings of such subsidiary. The sale had been completed by September 30, 2007.

o On July 10, 2007, the Company together with one of the subsidiaries of the Company, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"), which is a broadband service provider incorporated in Taiwan. The purchase consideration shall be satisfied in full by the issuance of 5,333,333 of common stock of the Company. The investment is awaiting the approval of the Investment Committee of Taiwan and any other regulatory or government approvals that may be needed for a foreign investment in Taiwan.


ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $10,237,958 and $12,158,351 in marketable securities as of December 31, 2007 and December 31, 2006 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $2,322,541 and $2,294,984 at December 31, 2007 and 2006, respectively.

The Company has no long-term obligations or hedging activities.

ABILITY TO EXPAND CUSTOMER BASE

The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals. An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, in the US, Europe and Asia. The degree of success of this depends on:

o our efforts to establish independent broadband sites in countries where conditions are suitable.

o our ability to expand our offerings of content in entertainment to include more niche channels and offerings.

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

UNAUTHORIZED USE OF PROPRIETARY RIGHTS

Our copyrights, patents, trademarks, including our rights to certain domain names are very important to M2B and WOWtv's brand and success. While we make every effort to protect and stop unauthorized use of our proprietary rights, it may still be possible for third parties to obtain and use the intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries remain uncertain and still evolving. Litigation may be necessary in future to enforce these intellectual property rights. This will result in substantial costs and diversion of the Company's resources and could disrupt its business, as well as have a material adverse effect on its business.

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

OUTBREAK OF BIRD FLU PANDEMIC OR SIMILAR ADVERSE PUBLIC HEALTH DEVELOPMENTS

Any future outbreak of the bird flu pandemic or similar adverse public health developments may have a material adverse effect on the Company's business operations, financial condition and results of operations.


ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and Notes thereto commencing on Page F-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                              PAGE
                                                                     -----------
Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Income                                        F-3

Consolidated Statements of Stockholders' Equity and Comprehensive
  Income                                                              F-4 - F-5

Consolidated Statements of Cash Flows                                 F-6 - F-7

Notes to Consolidated Financial Statements                            F-8 - F-25

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in this Annual Report on Form 10-K a report on management's assessment of the effectiveness of our internal control over financial reporting.

The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

In connection with the preparation of this Annual Report on Form 10K, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework". Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of December 31, 2007. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

The Company needs to complete implementing the internal controls based on the criteria established in Internal Control -- Integrated Framework issued by the COSO. The management is fully committed to implement the internal controls based on these criteria in 2008 and the management believes that it is taking the steps that will properly address any issue.

Subsequent to December 31, 2007, the Company plans to hire a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

While we are taking immediate steps and dedicating substantial resources to implement the internal controls based on the criteria established in Internal Control - Integrated Framework issued by the COSO, they will not be considered fully implemented until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

The Company's registered public accountant has not conducted an audit of the Company's controls and procedures regarding internal control over financial reporting. Consequently, the registered public accounting firm expresses no opinion with regards to the effectiveness or implementation of the Company's controls and procedures with regards to internal control over financial reporting.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors, executive officers and key employees as of March 14, 2008 were as follows:

Name                           Age    Position
--------                     -------  -----------
Sakae Torisawa                 62     Chairman of the Board of Directors

Zee Moey Ngiam                 52     Director

Colin St.Gerard Binny          54     Chief Executive Officer, President,
                                      Interim Acting Chief Financial Officer and
                                      Director

SAKAE TORISAWA

Mr. Torisawa has served as a director of the Company since January 2007, and as the Chairman of the Company's Board of Directors since March 5, 2007. Mr. Torisawa graduated from the Journalism Course of Law Department at Nippon University, Japan. In 1973, Mr. Torisawa joined Hockmetals Group in Tokyo, which is a worldwide trading and mining firm. He worked as a trader for non-ferrous metals and raw materials, especially copper, zinc, lead, tungsten, and antimony. In 1976, Hockmetals closed its Tokyo office, and he joined Union Carbide, USA as a representative in Tokyo office for the Metal Division. In 1977, Mr. Torisawa joined Glencore Far East Ag in Switzerland, an international trading and industrial firm, specializing in oil, coal, metals and minerals. He served as a partner in charge of Tokyo office. He continued in trading copper, zinc and lead metals and raw materials. Due to nature of business, he was involved in mining and smelting green field projects. Presently Mr. Torisawa works for C & P Asia Pte Ltd, Singapore as a Senior Advisor.

ZEE MOEY NGIAM

Mr. Ngiam has served as a director of the Company since March 5, 2007. He is a Fellow Member of the Institute of Certified Public Accountants of Singapore; he is a Member of Marketing Institute of Singapore, and a Fellow of Association of Chartered Certified Accountants UK. From 1987 - March, 2005 he has been Group Financial Controller for Lauw & Sons Group of Companies. He was responsible for all financial matters of the Group's Singapore operation, development and implementation of marketing programs of the Group's Properties and identification and development of investment opportunities. He also reviewed quarterly financial and Management reports of overseas Companies in USA, Taiwan and Australia. From 2004 until present, he has been Joint Company Secretary for AEI Corporation Ltd.

COLIN BINNY

Mr. Binny has served as the Chairman of the Board, Chief Executive Officer and Director since 2000. He held various senior management positions with local and global companies over the last 25 years. He is also the Chairman of B Media Pte Ltd (formerly known as M2B Media Pte Ltd). From 1996 through 1999, Mr. Binny was the President and CEO of UTV International (Singapore). Mr. Binny obtained his marine engineering diploma from the Singapore Polytechnic in 1975.

As of March 14, 2008, the following directors and executive officers have resigned from the Company:

Name                          Age             Position                              Resignation Date
--------------------------- ------  -------------------------------------------  -----------------------
Bee Leng Ho                   35    Director and former Chief Financial Officer     December 21, 2007
Lewis Marks                   57    Director                                        December 24, 2007
Francis Keong Kwong Foong     48    Director and former Chief Financial Officer     February 10, 2008

10.1 COMMITTEES

The Board of Directors of the Company has established the following committees on April 30, 2007:

o        Audit Committee

The Audit Committee's responsibilities include:

o appointing, retaining, approving the compensation of and assessing the independence of our independent registered public accounting firm, including pre-approval of all services performed by our independent registered public accounting firm;

o overseeing the work of our independent registered public accounting firm, including the receipt and consideration of certain reports from the firm;

o reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;

o monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

o establishing procedures for the receipt and retention of accounting related complaints and concerns;

o meeting independently with our independent registered public accounting firm and management; and

o        preparing the audit committee report required by SEC rules.

The members of the Audit Committee are Ngaim Zee Moey, Colin Binny and Francis Foong (resigned on February 10, 2008)

o        Nominating and Governance Committee

The Nominating and Corporate Governance Committee's responsibilities include:

o        identifying individuals qualified to become directors;

o reviewing with the board the standards to be applied in making determinations regarding independence of board members;

o reviewing and making recommendations to the board with respect to size, composition and structure;

o developing and recommending to the board our code of business conduct and ethics;

o        developing and recommending to the board Corporate Governance
         Guidelines;

o        overseeing an annual evaluation of the board; and

o        providing general advice to the board on corporate governance matters.

The members of the Nominating and Corporate Governance Committee are Sakae Torisawa, Lewis Marks (resigned on December 24, 2007) and Ho Bee Leng (resigned on December 21, 2007)

o        Compensation Committee

The Compensation Committee's responsibilities include:

o annually reviewing and approving corporate goals and objectives relevant to chief executive officer compensation and the compensation structure for our officers;

o        approving the chief executive officer's compensation;

o reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers;

o        overseeing and administering our equity incentive plans; and

o        preparing the annual executive compensation report

The members of the Compensation Committee are Sakae Torisawa, Ngiam Zee Moey and Lewis Marks (resigned on December 24, 2007)


10.2 CODE OF BUSINESS CONDUCT AND ETHICS

Our code of business conduct and ethics, as approved by our board of directors, and it can be obtained from our Website, at www.amaruinc.com

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

10.3 SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2007 and thereafter, or any written representations received by us from reporting persons that no other reports were required, we believe that, during our fiscal 2007, not all Section 16(a) filing requirements applicable to our reporting persons were met. We will use our best efforts to ensure that any outstanding filings are filed as soon as possible.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2007 shown below.

                                                                                     Change in
                                                                                      Pension
                                                                       Non-Equity    Value and
                                                                        Incentive  Non-qualitative
                                                      Stock    Option     Plan        Deferred      All Other
Name and Principal                                    Awards   Awards  Compensation  Compensation  Compensation    Total
Position                  Year  Salary($)  Bonus($)     ($)      ($)       ($)       Earnings($)       ($)           ($)
------------------------  ----  ---------  -------    -------  ------  ------------  ------------  ------------  ----------
Colin Binny, CEO          2007     44,949       --         --      --            --            --            810     45,759
                          2006    110,065   83,725         --      --            --            --        142,828    336,618
                          2005     92,537   31,847     21,900      --            --            --        110,598    256,882

Francis Foong,            2007         --       --         --      --              -           --              -         --
former CFO (Resigned      2006     50,799   52,054     54,000      --              -           --         16,718    173,571
on August 31, 2006)       2005     52,878   18,628     70,500      --              -           --         74,776    216,782

Bee Leng Ho,              2007     26,093       --         --      --              -           --         81,482    107,575
former CFO (Resigned      2006     45,908   24,411     40,500      --              -           --          5,713    116,532
on April 2, 2007)


(1)    Bonus awarded based on performance.

(2) No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2006 and December 31, 2007.

(3) Subsequent to December 31, 2006, Francis Foong had voluntarily returned to the Company an amount of $161,999 paid to him as director's fees in relation to FY2005 and FY2006.

In December 2006, a total of 120,000 shares of common stock were approved by the Board of Directors to be issued to Francis Foong, the Company's former CFO for services rendered valued at $54,000 pursuant to the Company's 2004 Equity Compensation Plan. In December 2006, a total of 90,000 shares of common stock were approved by the Board of Directors to be issued to Bee Leng Ho, the Company's then CFO for services rendered valued at $40,500 pursuant to the Company's 2004 Equity Compensation Plan.

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

As of December 31 2007, 9,745,040 million shares of common stock are left unused in the Company's 2004 Equity Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End Table

        ---------------------------------------------------------------------- ----------------------------------
                           Option Awards Stock Awards

        ------------- ------------- ----------   -------- --------- ------------ ------ ------- --------- ---------
        Name          Number        Number        Equity   Option    Option       Number Market  Equity    Equity
                      of            of            IncentiveExercise  Expiration   of     Value   Incentive Incentive
                      Securities    Securities    Plan     Price     Date         Shares of      Plan      Plan
                      Underlying    Underlying    Awards:  ($)                    or     Shares  Awards:   Awards:
                      Unexercised   Unexercised   Number                          Units  or      Number    Market
                      Options       Options       of                              of     Units   of        or
                      (#)           (#)           Securities                      Stock  of      Unearned  Payout
                      Exercisable   Unexercisab   Underlying                      That   Stock   Shares,   Value
                                                  Unexercised                     Have   That    Units     of
                                                  Unearned                        Not    Have    or        Unearned
                                                  Options                         Vested Not     Other     Shares,
                                                  (#)                             (#)    Vested  Rights    Units
                                                                                  ($)    That    or
                                                                                         Have    Other
                                                                                         Not     Rights
                                                                                         Vested  That
                                                                                         (#)     Have
                                                                                                 Not
                                                                                                 Vested
                                                                                                 ($)
           NIL          NIL          NIL         NIL       NIL       NIL        NIL    NIL     NIL       NIL
        ------------- ------------- ---------- -------- --------- ------------ ------ ------- --------- ---------

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth equity compensation plan information as of December 31, 2007:

                                                         NUMBER OF SHARES    WEIGHTED AVERAGE     NUMBER OF
                                                           TO BE ISSUED       EXERCISE PRICE    SHARES REMAINING
                                                         UPON EXERCISE OF     OF OUTSTANDING     AVAILABLE FOR
PLAN CATEGORY                                           OUTSTANDING OPTIONS       OPTIONS       FUTURE ISSUANCE
--------------                                          -------------------  ------------------ -----------------
2004 Equity compensation plans approved by                      NIL                NIL              9,745,040
   stockholders

REIMBURSEMENT OF EXPENSES

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

GENERAL

As of March 14, 2008, a total of 159,431,861 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

o      Each of our directors

o      Each of our named executive officers

o      All of our directors and executive officers as a group; and

o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

Name and Address                  Amount and Nature of Beneficial    Percent of Class of
of Beneficial Owner                  Ownership of Common Stock          Common Stock
--------------------------        -------------------------------    -------------------
Colin St.Gerard Binny                      22,111,888 (1)                   13.87%
112 Middle Road #08-01                       (Indirect)
Midland House
Singapore 188970

Bee Leng Ho                                    90,000                        0.06%
Former officer and director                   (Direct)
112 Middle Road #08-01
Midland House
Singapore 188970

Sakae Torisawa                                1,712,808                      1.07%
112 Middle Road #08-01                        (Direct)
Midland House
Singapore 188970

Lewis Marks                                    89,000                        0.06%
Former officer and director                   (Direct)
112 Middle Road #08-01
Midland House
Singapore 188970

Zee Moey Ngiam                                    0                          0.00%
112 Middle Road #08-01                        (Direct)
Midland House
Singapore 188970

Francis Foong                                     0                          0.00%
Former officer and director                   (Direct)
112 Middle Road #08-01
Midland House
Singapore 188970

All Directors and Officers                   24,003,696                     15.21%
As A Group (6 persons)

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

3) Information on former officers and directors who have resigned are available in Item 10.


ITEM 13: CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

o On January 15, 2007, Amaru Holdings Limited ("Amaru Holdings"), a British Virgin Islands corporation and a wholly-owned subsidiary of Amaru, Inc., a Nevada corporation (the "Company") entered into a sale and purchase agreement together with other sellers (the "Agreement") with Auston International Group, Ltd., a Singapore company ("Auston") to sell to Auston its majority owned subsidiary, M2B World Asia Pacific Pte Ltd., together with its subsidiary, M2B World Holdings Limited (collectively, "M2B Asia"). Auston is a company trading on the Singapore Stock Exchange. The Agreement provides for the sale of 42,459,978 shares of M2B Word Asia Pacific Pte Ltd, its total issued and outstanding capital. As the consideration for M2B World Asia Pacific Pte Ltd shares, Auston agreed to issue a total of 660 million new ordinary shares of Auston to M2B World Asia Pacific Pte Ltd shareholders. The Auston shares are valued at S$0.25 per share.

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

       The Agreement expired by its terms as of December 31, 2007. On February 19, 2008, the Company decided that it is in the best interest of the Company not to extend the Agreement and intends to list the securities of M2B World Asia Pacific Pte Ltd on the Singapore Stock Exchange.

o On September 1, 2006, M2B World Asia Pacific Pte. Ltd entered into a licensing agreement with its investee, 121 View Corporation (Sea) Ltd (121 View). The company licensed $3 million worth of film library to 121 View. On December 20, 2006, the company licensed additional $1.7 million worth of film library to 121 View.

       See also Note 13 to the Financial Statements.


ITEM 14:  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2007 and December 31, 2006.

                                                       2007         2006
                                                    ----------   ----------
Audit fees (1)                                      $  281,431   $  187,557
                                                            --           --
                                                    ----------   ----------
Total                                               $  281,431   $  187,557
                                                    ==========   ==========

(1) Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2007 by Nexia Court & Co. and Nexia Tan & Sitoh. In 2006, these fees were paid and payable for professional services performed by Nexia Tan & Sitoh and Mendoza, Berger & Co. LLP. These are fees paid or payable for the audit of the annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings.

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:

Exhibit Number                          Description
--------------    --------------------------------------------------------------
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

4.1    Form of Subscription Agreement executed by investors in the Private
       Placement*

10.1   Sale and Purchase Agreement dated January 15, 2007.**

14.1   Code of Ethics of the Company*

14.2   Code of Ethics of Senior Officers of the Company*

21     Company's Subsidiaries

31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act

32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
____________

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


                                             Amaru, Inc.

                                             BY: /s/ Colin Binny
                                                 -------------------------------
                                                 Colin Binny, President and CEO
                                                 Date: March 31, 2008


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Colin Binny               President, CEO, Interim CFO and Director      Date: March 31, 2008
--------------------          (Principal Executive Officer and Principal
Colin Binny                   Financial officer)


/s/ Sakae Torisawa            Director and Chairman of the Board of         Date: March 31, 2008
--------------------          Directors
Sakae Torisawa


/s/ Zee Moey Ngiam            Director                                      Date: March 31, 2008
--------------------
Zee Moey Ngiam

                                       34

                                   AMARU, INC.


TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS                PAGE


Report of Independent Registered Public Accounting Firm               F-1

Consolidated Balance Sheets                                           F-2

Consolidated Statements of Income                                     F-3

Consolidated Statements of Stockholders' Equity and
  Comprehensive Income                                                F-4 - F-6

Consolidated Statements of Cash Flows                                 F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-25

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Amaru, Inc.

Report of Independent Registered Public Accounting Firm

We were engaged to audit the effectiveness of Amaru Inc's internal control over financial reporting as at 31 December 2007 based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Amaru Inc's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying of Annual Report of Amaru Inc for the year ended 31 December 2007.

A company's internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting process and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A companys internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deterioriate.

Since management has not completed their assessment of internal controls over financial reporting and we were unable to apply other procedures to satisfy ourselves as to the effectiveness of the company's internal control over financial reporting, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion on the effectiveness of the company's internal control over financial reporting.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the accompanying consolidated balance sheet of Amaru Inc. as at 31 December 2007, and the related statements of operations, changes in stockholders' equity, and cash flows for the year then ended in our audit report dated 31 March 2008. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaru Inc at 31 December 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Nexia Court & Co

Nexia Court & Co
Chartered Accountants

Sydney, Australia
31 March 2008

                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2007 AND 2006

                                                            DECEMBER 31,  DECEMBER 31,
                                                               2007          2006
                                                            -----------   -----------
ASSETS
Current assets
Cash and cash equivalents                                   $ 2,322,541   $ 2,294,984
Accounts receivable, net of allowance of
        $54,154 and nil in 2007 and 2006                     10,244,589     2,106,647
Equity securities held for trading                            2,924,000            --
Other current assets                                          4,246,947       539,604
Inventories                                                   1,157,248     1,689,634
Investments available for sale                                2,402,613            --
                                                            -----------   -----------
        Total current assets                                 23,297,938     6,630,869

Non-current assets
Property and equipment, net                                   1,797,146     1,215,744
Intangible assets, net                                       25,693,066    28,886,883
Associate                                                     4,942,283            --
Investments available for sale                                4,911,345    12,158,351
                                                            -----------   -----------
        Total non-current assets                             37,343,840    42,260,978
                                                            -----------   -----------
Total assets                                                $60,641,778   $48,891,847
                                                            ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                       $ 3,068,613   $ 2,101,970
Other payables                                                  100,005            --
Advances from related party                                     155,313            --
Finance lease liabilities                                        10,746            --
Income taxes payable                                              5,428        58,473
                                                            -----------   -----------
        Total current liabilities                             3,340,105     2,160,443

Non-current liabilities
Deferred tax liabilities                                      1,672,801     1,684,158
Hire purchase creditor                                           57,306            --
                                                            -----------   -----------
        Total non-current liabilities                         1,730,107     1,684,158
                                                            -----------   -----------
Total liabilities                                             5,070,212     3,844,601

Minority Interests                                            4,619,381            --

Commitments                                                          --            --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2007 and 2006, respectively                     --            --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 159,431,861 and 153,638,528 shares
        issued and outstanding at December 31, 2007 and
        2006, respectively                                      159,431       153,638
Additional paid-in capital                                   42,918,666    38,942,126
Subscribed common stock, 0 and 420,000 shares at December
        31, 2007 and 2006 respectively                               --       189,000
Retained earnings                                             5,650,447     2,084,908
Accumulated other comprehensive income                        2,223,641     3,677,574
                                                            -----------   -----------
        Total stockholders' equity                           55,571,566    45,047,246
                                                            -----------   -----------
Total liabilities and stockholders' equity                  $60,641,778   $48,891,847
                                                            ===========   ===========

           See accompanying notes to consolidated financial statements




                                      AMARU, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF INCOME
                           FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                                      FOR THE YEAR ENDED
                                                         DECEMBER 31,    DECEMBER 31,     DECEMBER 31,
                                                            2007              2006             2005
                                                        -------------    -------------    -------------
Revenue:
    Entertainment                                       $  14,568,379    $   8,053,146    $   3,278,833
    Digit gaming                                           22,451,970       24,505,465       14,813,629
    Other                                                      32,920           14,664            3,460
                                                        -------------    -------------    -------------
Total revenue                                              37,053,269       32,573,275       18,095,922
Cost of services                                           23,349,404       24,302,425       16,352,048
                                                        -------------    -------------    -------------
Gross profit                                               13,703,865        8,270,850        1,743,874

Distribution costs                                            891,484        1,446,990        1,102,339
Administrative expenses                                     7,152,510        5,279,778        1,998,803
                                                        -------------    -------------    -------------
    Total expenses                                          8,043,994        6,726,768        3,101,142
                                                        -------------    -------------    -------------
Income (loss) from operations                               5,659,871        1,544,082       (1,357,268)

Other (income) expense:
    Interest                                                    1,378               --               --
    expenses
    Interest income                                           (45,819)        (129,227)          (2,223)
    Gain/Loss on disposal of equipment                         10,230               --             (151)
    Gain on sale of investment available for sale                  --         (185,686)              --
    Management fee income                                          --          (60,247)              --
    Intangible asset written off                            2,420,227               --               --
    Gain on dilution of interest in subsidiary             (2,483,872)              --               --
    Net change in fair value of financial assets at
      fair value through Profit or Loss-held for
      trading                                                 466,000               --               --
    Share of loss of associate                                 23,832               --               --
                                                        -------------    -------------    -------------
Income (loss) before income taxes                           5,267,895        1,919,242       (1,354,894)
Provision for income taxes                                    179,103          668,713          121,377
Discontined operations:
    Income from operations of discontinued component,              --               --        1,643,016
     including income from disposal of discontinued
      operations
                                                        -------------    -------------    -------------
Net Income                                              $   5,088,792    $   1,250,529    $     166,745
                                                        =============    =============    =============

Attributable to:
    Equity holders of the Company                       $   3,565,539    $   1,250,529    $     166,745
    Minority interests                                      1,523,253               --               --
                                                        -------------    -------------    -------------
Net income                                              $   5,088,792    $   1,250,529    $     166,745
                                                        =============    =============    =============

Net income per share                                    $        0.03    $        0.01    $        0.00
- - basic and diluted                                   =============    =============    =============

Weighted average number of common shares outstanding
- - basic and diluted                                     156,548,902      153,605,863      117,675,312
                                                        =============    =============    =============


           See accompanying notes to consolidated financial statements




                                                 AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                     FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005


                                 PREFERRED STOCK               COMMON STOCK
                             -------------------------   -------------------------
                               NUMBER         PAR          NUMBER          PAR       ADDITIONAL                  SUBSCRIBED
                                 OF          VALUE           OF           VALUE       PAID-IN       COMMON        RETAINED
                               SHARES       ($0.001)       SHARES        ($0.001)     CAPITAL       STOCK         EARNINGS
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December
    31, 2004                          --            --   108,800,000   $   108,800   $ 2,851,151            --   $   667,634

Common stock issued
    for cash                          --            --    16,132,000        16,132    11,297,719            --            --

Repayment of trade account
    payable                           --            --       580,000           580       434,420            --            --

Subscribed common
    stock issued                      --            --            --            --            --            --            --

Common stock issued
    for services
                                      --            --        79,120            79        59,260            --            --

Common stock
    subscribed for
    cash(5,520,000
    shares)                           --            --            --            --            --     4,140,000            --


Common stock
    subscribed for
    services(155,840                  --            --            --            --            --       116,880            --
    shares)


Net income                            --            --            --            --            --            --       166,745

Comprehensive loss on
    currency translation
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------

Comprehensive
    income                            --            --            --            --            --            --            --
                             -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at December
    31, 2005                          --            --   125,591,120   $   125,591   $14,642,550   $ 4,256,880   $   834,379
                             ===========   ===========   ===========   ===========   ===========   ===========   ===========


                                                                                                               (CONTINUED)




                                ACCUMULATED OTHER
                               COMPREHENSIVE INCOME
                             -------------------------
                               CURRENCY                                     TOTAL
                             TRANSLATION    FAIR VALUE      MINORITY     SHAREHOLDERS'
                               RESERVE       RESERVE        INTEREST        EQUITY
                             -----------   ------------   ------------   -----------
Balance at December
    31, 2004                 $     9,188   $         --   $         --   $ 3,636,773

Common stock issued
    for cash                          --             --             --    11,313,851

Repayment of trade account
    payable                           --             --             --       435,000

Subscribed common
    stock issued                      --             --             --            --

Common stock issued
    for services                      --             --             --        59,339

Common stock
    subscribed for
    cash(5,520,000
    shares)                           --             --             --     4,140,000

Common stock
    subscribed for
    services(155,840
    shares)                           --             --             --       116,880

Net income                            --             --             --       166,745

Comprehensive loss on
    currency translation           3,739             --             --         3,739

Comprehensive
    income                            --             --             --       170,484
                             -----------   ------------   ------------   -----------
Balance at December
    31, 2005                 $    12,927   $         --   $         --   $19,872,327
                             ===========   ============   ============   ===========



           See accompanying notes to consolidated financial statements





                                               AMARU, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                   FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005


                             PREFERRED STOCK              COMMON STOCK
                        -------------------------   -------------------------
                          NUMBER         PAR          NUMBER          PAR                       SUBSCRIBED
                            OF          VALUE           OF           VALUE     ADDITIONAL PAID-   COMMON        RETAINED
                          SHARES       ($0.001)       SHARES        ($0.001)     IN CAPITAL       STOCK         EARNINGS
                        -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December
    31, 2005                     --            --   125,591,120   $   125,591   $14,642,550   $ 4,256,880    $   834,379

Common stock issued
    for cash                     --            --    15,339,568        15,339    11,255,404            --             --

Common stock issued
    for services                 --            --        40,000            40        59,960            --             --

Subscribed common
    stock issued                 --            --     5,675,840         5,676     4,251,204    (4,256,880)            --

Common stock issued
    in exchange for
    acquisition of
    film library                 --            --     6,992,000         6,992     8,733,008            --             --

Common stock
    subscribed for
    services (420,000
    shares)                      --            --            --            --            --       189,000             --

Net income                       --            --            --            --            --            --      1,250,529

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                       --            --            --            --            --            --             --

Comprehensive
    income                       --            --            --            --            --            --             --
                        -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December
    31, 2006                     --            --   153,638,528   $   153,638   $38,942,126   $   189,000    $ 2,084,908
                        ===========   ===========   ===========   ===========   ===========   ===========    ===========


                                                                                                              (CONTINUED)



                              ACCUMULATED OTHER
                             COMPREHENSIVE INCOME
                           -------------------------
                             CURRENCY                                   TOTAL
                           TRANSLATION    FAIR VALUE    MINORITY    SHAREHOLDERS'
                             RESERVE       RESERVE      INTEREST       EQUITY
                           -----------   -----------   -----------   -----------
Balance at December
    31, 2005               $    12,927   $        --   $        --   $19,872,327

Common stock issued
    for cash                        --            --            --    11,270,743

Common stock issued
    for services                    --            --            --        60,000

Subscribed common
    stock issued                    --            --            --            --

Common stock issued
    in exchange for
    acquisition of
    film library                    --            --            --     8,740,000

Common stock
    subscribed for
    services (420,000
    shares)                         --            --            --       189,000

Net income                          --            --            --     1,250,529

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                          --     3,664,647            --     3,664,647

Comprehensive
    income                          --            --            --     4,915,176
                           -----------   -----------   -----------   -----------
Balance at December
    31, 2006               $    12,927   $ 3,664,647   $        --   $45,047,246
                           ===========   ===========   ===========   ===========


           See accompanying notes to consolidated financial statements




                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005



                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                          NUMBER          PAR         NUMBER         PAR                       SUBSCRIBED
                            OF           VALUE          OF          VALUE     ADDITIONAL PAID-   COMMON        RETAINED
                          SHARES        ($0.001)      SHARES       ($0.001)     IN CAPITAL       STOCK         EARNINGS
                        -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December
    31, 2006                     --            --   153,638,528   $   153,638   $38,942,126   $   189,000    $ 2,084,908

Subscribed common
    stock issued                 --            --       420,000           420       188,580      (189,000)            --

Common stock issued
    for services                 --            --        40,000            40        59,960            --             --

Common stock issued
    in exchange for
    prepayment of
    investment                   --            --     5,333,333         5,333     3,728,000            --             --

Contribution from
    minority interest            --            --            --            --            --            --             --

Gain on dilution of
    interest in
    subsidiary                   --            --            --            --            --            --             --

Net income                       --            --            --            --            --            --      3,565,539

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                       --            --            --            --            --            --             --

Comprehensive
    income                       --            --            --            --            --            --             --
                        -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at December
    31, 2007                     --            --   159,431,861   $   159,431   $42,918,666   $        --    $ 5,650,447
                        ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                                                                                             (CONTINUED)




                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2006            $     12,927   $  3,664,647    $         --    $ 45,047,246

Subscribed common
    stock issued                  --             --              --              --

Common stock issued
    for services                  --             --              --          60,000

Common stock issued
    in exchange for
    prepayment of
    investment                    --             --              --       3,733,333

Contribution from
    minority interest             --             --       5,580,000       5,580,000

Gain on dilution of
    interest in
    subsidiary                    --             --      (2,483,872)     (2,483,872)

Net income                        --             --       1,523,253       5,088,792

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --     (1,453,933)             --      (1,453,933)

Comprehensive
    income                        --             --              --       3,634,859
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2007            $     12,927   $  2,210,714    $  4,619,381    $ 55,571,566
                        ============   ============    ============    ============



           See accompanying notes to consolidated financial statements




                          AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE YEAR ENDED DECEMBER 31, 2007, 2006 AND 2005


                                                                                   FOR THE YEAR ENDED
                                                                     DECEMBER 31,    DECEMBER 31,    DECEMBER 31
                                                                        2007             2006           2005
                                                                     ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                     $  5,088,792    $  1,250,529    $    166,745
      Adjustments for:
      Amortization                                                      3,305,000       1,133,184         360,349
      Depreciation                                                        575,015         235,993          62,893
      Allowance for doubtful debts                                         54,154
      Loss on disposal of equipment                                        10,230              --
      Intangible asset written off                                      2,420,227              --
      Gain on disposal of property and equipment                               --              --            (151)
      Gain on sale of investment available for sale                            --        (185,686)
      Gain on dilution of interest in subsidiary                       (2,483,872)             --
      Gain on sale of discontinued operations                                                          (1,643,016)
      Net change in fair value of financial assets at fair
      value through Profit or Loss-held for trading                       466,000              --
      Acquisition of investment in exchange for account receivable     (5,090,000)     (3,000,000)
      Common stock issued and subscribed for services                      60,000         249,000         176,219
      Common stock issued in exchange for prepayment of investment      3,733,333              --
      Deferred tax                                                        179,103              --
      Share of loss of associate                                           23,832              --

Changes in operation assets and liabilities
      Accounts receivable                                              (8,192,096)     (1,264,276)       (842,132)
      Inventories                                                         532,386      (1,677,354)        (12,280)
      Other current assets                                             (3,707,343)       (304,318)        451,027
      Accounts payable and accrued expenses                               966,643       1,445,486         612,343
      Other payables                                                      100,005
      Income tax payable                                                  (53,045)        668,713              --
                                                                     ------------    ------------    ------------
Net cash used in operating activities
                                                                       (2,011,636)     (1,448,729)       (668,003)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of equipment                                     885              --
      Proceeds from sale of property and equipment                                                            151
      Proceeds from sale of investment available for sale                      --       1,238,001
      Product development expenditures                                    (17,460)
      Acquisition of equipment                                         (1,167,532)     (1,014,543)        482,176
      Acquisition of intangible assets                                 (2,531,410)     (9,427,844)
      Acquisition of associate                                            (66,115)             --
      Acquisition of software and gaming licenses and film library                                     (9,090,488)
      Acquisition of investments available for sale                            --      (3,041,071)       (945,770)
                                                                     ------------    ------------    ------------
Net cash used in by investing activities                               (3,764,172)    (12,245,457)    (10,535,743)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                               --         (58,392)       (121,344)
      Advance from related party                                          155,313              --
      Proceeds from hire purchase creditor                                 68,052              --
      Proceeds from stock subscriptions                                 4,140,000
      Issuance of common stock for cash                                        --      11,270,743      11,313,851
      Capital contributed by minority shareholders                      5,580,000              --
                                                                     ------------    ------------    ------------
Net cash provided by financing activities                               5,803,365      11,212,351      15,332,507
Effect of exchange rate changes on cash and cash equivalents                   --              --           3,739
                                                                     ------------    ------------    ------------
CASH FLOWS FROM ALL ACTIVITIES                                             27,557      (2,481,835)      4,132,500
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                        2,294,984       4,776,819         644,319
                                                                     ------------    ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  2,322,541    $  2,294,984       4,776,819
                                                                     ============    ============    ============





SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Acquisition of investments (1)                                       $  5,090,000    $         --      $        --
                                                                     ============    ============      ============
Common stock in exchange for acquisition of film library             $         --    $  8,740,000      $        --
                                                                     ============    ============      ============
Common stock in exchange for prepayment of investment (2)            $  3,733,333    $         --      $        --
                                                                     ============    ============      ============
Subscribed common stock issued                                       $         --    $  4,256,880      $        --
                                                                     ============    ============      ============


(1) On February 15, 2007, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. subscribed for additional 4% interest in an investment for $1.7 million in exchange for the settlement of accounts receivables from the investee company.

       On June 27, 2007, M2B World Holdings Limited, a wholly owned subsidiary of M2B World Asia Pacific Pte. Ltd., received $2.7 million in quoted equity securities in exchange for accounts receivable from a company, as part of the sales and purchase agreement with the company. Subsequent to June 27, 2007, the remaining shares were received.

(2) On July 11, 2007, Tremax International Limited, a wholly owned subsidiary of Amaru Inc., issued 5,333,333 shares of common stock in exchange for an investment in a company, as part of the sales and purchase agreement with the company.


           See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


1. BASIS OF PRESENTATION AND REORGANIZATION

    Description of Business

         Amaru, Inc. (the Company) through its subsidiaries under the M2B and new WOWtv brand is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand and E-commerce streaming over Broadband channels, Internet portals and Third-Generation (3G) devices globally. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to target specific viewer profiles and lifestyles of local and international audiences. The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

         The Company's business strategy is to be a diversified media company specializing in the interactive media industry, using the latest broadband, E-Commerce and communications technologies and access to international content and programming.

         The Company's goal is to provide on-line entertainment-on-demand on Broadband channels, Internet portals and 3G devices across the globe; for specific and identified viewer lifestyles, demographics and interests; and to tie the viewing experience to an on-line shopping experience. This is to enable two leisure activities to be rolled into one for the ultimate convenience and reaching out to a global viewing audience.

    1.2 Recent Accounting Standards and Pronouncements

         The Company has adopted accounting pronouncements issued before December 31, 2007, that are applicable to the company.

         In 2006, the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 Accounting for Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007, as required.

         The current Company policy classifies any interest recognized on an underpayment of income taxes as interest expense and classifies any statutory penalties recognized on a tax position taken as selling, general and administrative expense. There were no interest or selling, general and administrative expenses accrued or recognized related to income taxes for the year ended December 31, 2007. The Company has not taken a tax position that would have a material effect on December 31, 2007 or during the prior three years applicable under FIN 48. It is determined not to be reasonably possible for the amounts of unrecognized tax benefits to significantly increase or decrease within 12 months of the adoption of FIN 48. The Company is currently subject to a three year statute of limitations by major tax jurisdictions.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


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

         Entertainment revenues were concentrated with one customer totaling 99.53% of these related revenues for the year ended December 31, 2007 and four customers totaling 97.18% of these related revenues for the year ended December 31, 2006.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


         The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                                          FOR THE YEAR ENDED
                                                      --------------------------
                                                      DECEMBER 31,  DECEMBER 31,    DECEMBER 31
                                                         2007           2006           2005
                                                      -----------   -----------     -----------
         Sales outside of the U.S.                    $37,052,863   $32,573,155     $18,095,922

         Services purchased outside of the U.S.       $23,231,423   $24,153,201     $16,284,120


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

         Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed.

         The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002 as product development costs. The Company projects that these development costs will be useful for up to 5 years before additional significant development needs to be done.

    2.8 Associate

         An associate is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies. The results and assets and liabilities of associates are incorporated in these financial

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


         statements using the equity method of accounting. Under the equity method, investments in associates are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company's share of the net assets of the associate, less any impairment in the value of individual investments. Losses of an associate in excess of the group's interest in that associate (which includes any long-term interests that, in substance, form part of the Company's net investment in the associate) are not recognized, unless the group has incurred legal or constructive obligations or made payments on behalf of the associate.

         Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the associate recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognized immediately in the consolidated profit and loss statement.

         Where a group entity transacts with an associate of the group, profits and losses are eliminated to the extent of the group's interest in the relevant associate.

    2.9 Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of December 31, 2007 totaled $2,924,000.

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

    2.10 Valuation of Long-Lived Assets

         The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the years ended December 31, 2007 and 2006.

    2.11 Investments at fair value through profit or loss

         An instrument is classified as at fair value through profit or loss if it is held for trading or is designated as such upon initial recognition. Financial instruments are designated as fair value through profit or loss if the Company manages such investments and makes purchase and sales decisions based on their fair value. Upon initial recognition, attributable transaction costs are recognized in the income statement when incurred. Financial instruments at fair value through profit or loss are measured at fair value, and changes therein are recognized in the income statement.

    2.12 Advances from Related Party

         Advances from related party are unsecured, non-interest bearing and payable on demand.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


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

    2.20 Advertising

         The cost of advertising is expensed as incurred. For the year ended December 31, 2007 and 2006, the Company incurred advertising expenses of $543,752 and $1,072,011 respectively.

    2.21 Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2007             2006
                                                    ----------      -----------
         Quoted equity security, at fair value      $2,924,000      $        --
                                                    ==========      ===========

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of US$3.24 million.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of $0.086 per share.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2007             2006
                                                   -----------      -----------
         Prepayments                               $   169,641      $   177,278
         Prepayments for investments                 3,733,333               --
         Deposits                                      171,095          172,882
         Other receivables                             172,878          189,444
                                                   -----------      -----------
                                                   $ 4,246,947      $   539,604
                                                   ===========      ===========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2007             2006
                                                   -----------      -----------
         Office equipment                          $ 1,148,013      $   721,085
         Motor vehicle                                 112,563           11,000
         Furniture, fixture and fittings               596,790          556,069
         Pony set-top boxes                            842,494          265,681
                                                   -----------      -----------
                                                     2,699,860        1,553,835
         Accumulated depreciation                     (902,714)        (338,091)
                                                   -----------      -----------
                                                   $ 1,797,146      $ 1,215,744
                                                   ===========      ===========

         Depreciation expense was $575,015 for the year ended December 31, 2007 and $235,993 for the year ended December 31, 2006.

6. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2007             2006
                                                  ------------     ------------
         INDEFINITE LIVES
         Film library                             $ 17,759,080     $ 17,674,378
         Software license                                   --        2,420,227
                                                  ------------     ------------
                                                    17,771,729       20,094,605
         DEFINITE USEFUL LIVES
         Film library                                5,331,930        2,947,564
         Gaming license                              7,090,000        7,090,000
         Product development expenditures              719,220          669,529
         Software license                               12,649               --
                                                  ------------     ------------
                                                    13,153,799       10,707,093
         Accumulated amortization                   (5,219,813)      (1,914,815)
                                                  ------------     ------------
                                                     7,933,986        8,792,278
                                                  ------------     ------------
                                                  $ 25,693,066     $ 28,886,883
                                                  ============     ============

         Intangible assets purchased and have indefinite lives are stated at cost less impairment losses are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.

         The software license with an indefinite life of $2,420,227, acquired in January 2004, was written off on December 31, 2007. The license refers to the license to operate a B2B trading platform in Singapore as well as the first right of refusal in some of the Asian countries, whereby the Company would be able to use the platform consisting of the Trading Programs, the System and the Intellectual Property in the designated territory should it exercise the license. The Company wrote off the license because it had decided not to venture into this kind of business.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


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

         Valuations were performed on January 4, 2007 for the assessments of impairment of the Company's 100% ownership of the film library, which reflected a higher value from its cost. The methods of valuation used by the Company consisted of a discounted cash flow model, as well as sales transactions comparison method and market earnings/multiples method. Based on careful analysis of information available, the estimation for the investment value of the film library currently ranges from $400 million to $663 million.

         ASSETS WITH DEFINITE USEFUL LIVES

         Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with FASB Statement No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

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

         Amortization expense was $3,305,000 for the year ended December 31, 2007 and $1,133,184 for the year ended December 31, 2006. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2007 for each of the years in the five year period ending December 31, 2012 and thereafter is: 2008 - $1,095,361; 2009 - $889,623; 2010 - $662,719, 2011 - $629,159, 2012 -
         $524,642 and thereafter $4,385,432.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


7. ASSOCIATE

                                                      DECEMBER 31,  DECEMBER 31,
                                                         2007           2006
                                                      -----------    ----------
         Fair value of investment in associate        $ 3,693,650    $       --
         Goodwill                                       1,272,465            --
         Share of post-acquisition loss                   (23,832)           --
                                                      -----------    ----------
                                                      $ 4,942,283    $       --
                                                      ===========    ==========

         Details of the Company's associate as at December 31, 2007 are as follows:

         Name of Business: 121 View Corporation (SEA) Ltd

         Place of Incorporation: British Virgin Islands

         Principle of Activity: Digital signage solutions

         Proportion of        :            DECEMBER 31, 2007   DECEMBER 31, 2006
         Ownership Interest                -----------------   -----------------
                                                  30.1%              25.0%

         One of the directors of the Company has interests in the associated company and one of the directors of the Company is also a director in the associated company.

         On April 20, 2007, M2B World Asia Pacific Pte. Ltd. subscribed for additional 0.2% interest in the investee company, for an investment of $66,115.

         Summarized financial information in respect of the Company's associate is set out below:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2007           2006
                                                     -----------    -----------
         Total assets                                $ 9,353,100    $        --
         Total liabilities                               (23,562)            --
                                                     -----------    -----------
         Net assets                                    9,329,538             --
                                                     ===========    ===========
         Company's share of associate's net assets   $ 2,808,191    $        --
                                                     ===========    ===========
         Revenue                                     $   163,574    $        --
                                                     ===========    ===========
         Loss for the period                         $   (77,735)   $        --
                                                     ===========    ===========
         Company's share of associate's loss for
         the period                                  $   (23,832)   $        --
                                                     ===========    ===========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


8. AVAILABLE-FOR-SALE EQUITY SECURITIES

         Available-for-sale equity securities consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2007            2006
                                                     -----------    -----------
         Non Current :
             Quoted equity securities                $ 4,031,681    $ 5,676,074
             Unquoted equity securities                  879,664      6,482,277
                                                     -----------    -----------
                                                       4,911,345     12,158,351


         Current :
             Unquoted equity securities                2,402,613             --
                                                     -----------    -----------
                                                     $ 7,313,958    $12,158,351
                                                     ===========    ===========

         The investments in quoted equity securities comprised of 36,428,571 common shares of Auston International Group Ltd (Auston). As of December 31, 2007, the market value of the Auston shares was S$0.16 (2006 :S$0.16) per share.

         The unquoted equity securities classified as available-for-sale, with a carrying value of $3,282,277 and $6,482,277 as of December 31, 2007 and December 31, 2006, respectively, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

9. COMMITMENTS

         As of the balance sheet date, the Group has the following capital commitments:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2007           2006
                                                      ----------     ----------
         CAPITAL COMMITMENTS:
         Contracted but not provided for
                 Film library                         $  118,073     $4,254,372
                 Set-top boxes                         2,074,825      2,562,000
                                                      ----------     ----------
                                                      $2,192,898     $6,816,372
                                                      ==========     ==========

         The Company has several noncancelable operating leases, primarily for office spaces, that expire over the next five years.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


         As of December 31, 2007, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                                       OPERATING
                                                                         LEASES
                                                                        --------
         Year ending December 31,
               2008                                                     $262,426
               2009                                                      126,025
               2010                                                        3,976
                                                                        --------
               Total minimum lease payments                             $690,817
                                                                        ========

         Rent expense totaled $341,211 for the year ended December 31, 2007 and $238,744 for the year ended December 31, 2006.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


11. INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         Current and deferred income taxes (tax benefits) provided is as follows:

                                                      2007              2006            2005
                                                   -----------      -----------       --------
         Federal:
                 Current                           $        --      $        --       $      --
                 Deferred                             (432,121)      (1,064,579)        372,150

         State:
                 Current                                    --               --               --
                 Deferred                                   --               --               --

         Foreign:
                 Current                                    --           58,473               --
                 Deferred                              179,103          610,240          121,377

         Change in valuation allowance                 432,121        1,064,579         (372,150)
                                                   -----------      -----------       -----------
                 Total                             $   179,103      $   668,713       $  121,377)
                                                   ===========      ===========      ============


         The Company recorded no income tax expense on discontinued operations in 2005, as the gain from disposition was not taxable. The gain from disposition is also not subject to foreign tax on the basis that it is a non-taxable capital. As of December 31, 2007 and 2006, the Company does not have US income tax from foreign operations.

         Reconciliation of the differences between the statutory tax and the effective income tax is as follows:

                                                          2007           2006           2005
                                                       -----------    -----------    -----------
         Tax computed at U.S. federal statutory rate   $ 1,791,084    $    95,233    $   778,681
         State and local taxes                                  --             --             --
         Non-deductible items                           (1,318,726)        25,221             --
         Effect of foreign income taxes                   (775,825)      (462,529)      (285,124)
         Others                                             50,449        (53,791)            --
         Valuation allowance                               432,121      1,064,579       (372,180)
                                                       -----------    -----------    -----------
                 Total                                 $   179,103    $   668,713    $   121,377
                                                       ===========    ===========    ===========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


         Significant components of the Company's net deferred tax liabilities are as follows:

                                             2007           2006            2005
                                          -----------    -----------    -----------
         Investments available for sale   $   725,702    $   916,162    $        --
         Depreciation and amortization        725,157        862,770        679,681
         Others                                12,008             --             --
                                          -----------    -----------    -----------
         Deferred tax liability             1,462,867      1,778,932        679,681
                                          -----------    -----------    -----------

         Loss carry forwards               (1,757,916)    (1,617,653)      (993,075)
         Others                                    --        (12,850)            --
         Valuation allowance                1,967,850      1,535,729        471,150
                                          -----------    -----------    -----------
         Deferred tax asset               $   209,934    $   (94,774)   $  (521,925)
                                          -----------    -----------    -----------
         Net deferred tax liability       $ 1,672,801    $ 1,684,158    $   157,756
                                          ===========    ===========    ===========

         The Company had available approximately $5,832,966 of unused U.S. net operating loss carry-forwards at December 31, 2007, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2007 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $3,922,621 of unused Singapore capital allowance carry-forwards at December 31, 2007, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

         Year 2007                         ENTERTAINMENT  DIGIT GAMING       OTHER          TOTAL
                                           ------------   ------------    ------------   ------------
         Revenues from external customers  $ 14,601,299   $ 22,451,970    $         --   $ 37,053,269
         Interest revenue                  $     45,819   $         --    $         --   $     45,819
         Interest expenses                 $      1,378   $         --    $         --   $      1,378
         Depreciation and amortization     $  3,581,459   $    298,556    $         --   $  3,880,015
         Segment profit (loss)             $  5,570,096   $    471,763    $         --   $  6,041,859
         Segment assets                    $ 53,215,524   $  7,349,053    $     77,201   $ 60,641,778
         Expenditures for segment assets   $  3,698,942   $         --    $         --   $  3,698,942

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


         Reconciliation:-

         REVENUES
         Total revenues for reportable segments                    $ 37,053,269
         Other revenue                                                       --
                                                                   ------------
                 Total consolidated revenues                       $ 37,053,269
                                                                   ============
         INTEREST REVENUE
         Total interest revenues for reportable segments           $     45,784
         Corporate interest revenue
                                                                             35
                                                                   ------------
                 Total consolidated interest revenue               $     45,819
                                                                   ============
         INTEREST EXPENSES
         Total interest expenses for reportable segments           $      1,378
         Corporate interest expenses                                         --
                                                                   ------------
                 Total consolidated interest expenses              $      1,378
                                                                   ============
         PROFIT OR LOSS

         Total profit for reportable segments                      $  6,041,859
         Corporate loss                                            $   (347,777)
         Intangible asset written off                              $ (2,420,227)
         Gain on dilution of interest in subsidiary                $  2,483,872
         Loss on valuation for held for trade investment           $   (466,000)
         Share of loss of associate                                $    (23,832)
                                                                   ------------
                 Income before income tax                          $  5,267,895
                                                                   ------------
         ASSETS
         Total assets for reportable segments                      $ 60,564,577
         Other assets                                              $     77,201
                                                                   ------------
                 Total consolidated assets                         $ 60,641,778
                                                                   ============
         EXPENDITURES FOR SEGMENT ASSETS
         Total expenditures for assets for reportable segments     $  3,698,942
                                                                   ============

            Year 2006               ENTERTAINMENT   DIGIT GAMING     OTHER         TOTAL
                                    -------------   -----------   -----------   -----------
         Revenues from external
         customers                  $   8,053,146   $24,505,465   $    14,664   $32,573,275
         Interest revenue           $      55,038   $        --   $    74,189   $   129,227
         Depreciation and
         amortization               $   1,070,621   $   298,556   $        --   $ 1,369,177
         Segment profit             $   2,325,859   $   317,476   $    14,664   $ 2,657,999
         Segment assets             $  38,984,965   $ 7,390,339   $ 2,516,543   $48,891,847
         Expenditures for segment
         assets                     $  19,182,387   $        --   $        --   $19,182,387





                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


         Reconciliation:-

         REVENUES
         Total revenues for reportable segments                         $ 32,558,611
         Other revenue                                                  $     14,664
                                                                        ------------
                 Total consolidated revenues                            $ 32,573,275
                                                                        ============
         INTEREST REVENUE
         Total interest revenues for reportable segments                $     55,038
         Corporate interest revenue                                     $     74,189
                                                                        ------------
                 Total consolidated interest revenue                    $    129,227
                                                                        ============
         PROFIT OR LOSS
         Total profit for reportable segments                           $  2,657,999
         Corporate loss                                                 $   (738,757)
                                                                        ------------
                 Income before income tax and discontinued operations   $  1,919,242
                                                                        ------------
         ASSETS
         Total assets for reportable segments                           $ 46,375,304
         Other assets                                                   $  2,516,543
                                                                        ------------
                 Total consolidated assets                              $ 48,891,847
                                                                        ============
         EXPENDITURES FOR SEGMENT ASSETS
         Total expenditures for assets for reportable segments          $ 19,182,387
                                                                        ============

         Year 2005                   ENTERTAINMENT   DIGIT GAMING     OTHER         TOTAL
                                    -------------   -----------   -----------   -----------
         Revenues from external
         customers                  $   3,278,833   $14,813,629   $    3,460    $18,095,922
         Interest revenue           $       2,223   $        --   $        --   $     2,223
         Depreciation and
         amortization               $     254,826   $   168,416   $        --   $   423,242
         Segment (loss) profit      $    (634,798)  $  (309,158)  $     3,460   $  (940,496)
         Segment assets             $    9,568,104  $  5,057,195  $ 6,119,660   $20,744,959
         Expenditures for segment
         assets                     $  4,781,124   $   4,809,000  $        --   $ 9,590,124


         Reconciliation:-

         REVENUES
         Total revenues for reportable segments                         $ 18,092,462
         Other revenue                                                  $     3,460
                                                                        ------------
                 Total consolidated revenues                            $ 18,095,922
                                                                        ============
         INTEREST REVENUE
         Total interest revenues for reportable segments                $     1,551
         Corporate interest revenue                                     $       672
                                                                        ------------
                 Total consolidated interest revenue                    $     2,223
                                                                        ============



         Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.

         YEAR 2007                    ASIA PACIFIC  UNITED STATES    OTHER          TOTAL
                                       -----------   -----------   -----------   -----------
         Revenues from external
         customers                     $37,052,863   $       406   $        --   $37,053,269
         Property and equipment, net   $ 1,495,417   $   206,329   $    95,400   $ 1,797,146


         YEAR 2006                    ASIA PACIFIC  UNITED STATES    OTHER          TOTAL
                                       -----------   -----------   -----------   -----------
         Revenues from external
         customers                     $27,872,976   $       299   $ 4,700,000   $32,573,275
         Property and equipment, net   $   825,322   $   295,021   $    95,400   $ 1,215,743


                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2007, 2006 AND 2005


          YEAR 2005                    ASIA PACIFIC  UNITED STATES    OTHER          TOTAL
                                       -----------   -----------   -----------   -----------
         Revenues from external
         customers                     $18,056,522   $    33,000   $     6,400   $18,095,275
         Property and equipment, net   $   825,322   $   295,021   $    95,400   $ 1,215,743



13. RELATED PARTY TRANSACTIONS

         Related parties are entities with common direct or indirect shareholders and/or directors. Parties are considered to be related if one party has the ability to control the other party or exercise significant influence over the other party in making financial and operating decisions.

         Some of the Company's transactions and arrangements are with the related party and the effect of these on the basis determined between the parties is reflected in these financial statements. The balances are unsecured, interest-free and repayable on demand unless otherwise stated.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2007, 2006 AND 2005


         During the period, the Company entered into the following transactions with the related parties:

                                                        FOR THE YEAR ENDED
                                                 ------------------------------
                                                 DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                    2007                2006            2005
                                                 -----------         ----------     ------------
         Associate :
            Marketing                            $   110,537         $       --      $        --
                                                 ===========         ==========     ============
         Other Related Party :
             Consultancy fee                     $    80,339         $       --      $        --
                                                 ===========         ==========     ============

14. SUBSEQUENT EVENTS

         As of February 19, 2008, the Board of Directors of Amaru, Inc., a Nevada corporation (the "Company") ratified the decision of the Company's executive officers that a Sale and Purchase Agreement (the "Agreement") with Auston International Group Limited ("Auston"), a Singapore company listed on the Singapore Stock Exchange was terminated by its terms as of December 31, 2007 and the Company did not decide to extend it. The Agreement provided for the sale to Auston of the Company's majority owned subsidiary, M2B World Asia Pacific Pte Ltd., together with its subsidiary, M2B World Holdings Limited and for the sale of 42,459,978 shares of M2B Word Asia Pacific Pte Ltd, its total issued and outstanding capital.

         As the consideration for M2B World Asia Pacific Pte Ltd shares, Auston agreed to issue a total of 660 million new ordinary shares of Auston (valued at S$0.25 per share) to M2B World Asia Pacific Pte Ltd shareholders.

         The Agreement was subject to certain conditions precedent, including, but not limited to the shareholder approval of the transaction by Auston shareholders, the approval of the Singapore Stock Exchange and other related regulatory approvals of both parties. According to the terms of the Agreement, if the conditions set forth in Clause 3.1 (Conditions Precedent) were not satisfied or waived by the parties to the Agreement by the completion date of December 31, 2007, the Agreement shall cease (Clause 3.4 of the Agreement). Accordingly, since the conditions precedent were not met by the parties, the Agreement was terminated.

         Although the Agreement is terminated, the Company's Board of Directors decided to list the securities of M2B World Asia Pacific Pte Ltd on the Singapore Stock Exchange.