Form 10-Q
period 2008-03-31
AMARU INC
filed 2008-05-07
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2008

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

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

Registrant's telephone number, including area code (65) 6332 9287
                                                    -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated    Accelerated filer |X|   Non-accelerated filer |_|
filer |_|                                    (Do not check if a smaller
                                             reporting company

Smaller reporting company |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [_]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                            159,431,861 shares
-----------------------------                    -------------------------------
          (Class)                                (Outstanding at March 31, 2008)

                           AMARU, INC. AND SUBSIDARIES
                       2008 Quarterly Report on Form 10-Q
                                Table of Contents


PART I:  FINANCIAL INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Income                                            F-3
Consolidated Statement of Stockholders' Equity and
  Comprehensive Income                                                F-4 to F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                           F-7 to F-29

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                                 1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            6

ITEM 4:  CONTROLS AND PROCEDURES                                               8


PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                   10
ITEM 1A: RISK FACTORS                                                        10
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          13
ITEM 3: DEFAULTS UPON SENIOR SECURITIES                                      13
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS                 13
ITEM 5: OTHER INFORMATION                                                    13
ITEM 6:  EXHIBITS                                                            13

SIGNATURES

                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                        MARCH 31,    DECEMBER 31,
                                                          2008          2007
                                                       -----------   -----------
                                                       (Unaudited)

ASSETS
Current assets
 Cash and cash equivalents                             $ 1,874,739   $ 2,322,541

 Accounts receivable, net of allowance of
   $108,815 and $54,154 at March 31, 2008 and
   December 31, 2007 respectively                       10,023,590    10,244,589
 Equity securities held for trading                      2,924,000     2,924,000
 Other current assets                                    4,174,503     4,246,947
 Inventories                                             1,148,415     1,157,248
 Investments available for sale                          2,402,613     2,402,613
                                                       -----------   -----------
Total current assets                                    22,547,860    23,297,938
                                                       -----------   -----------

Non-current assets
 Property and equipment, net                             1,625,344     1,797,146
 Intangible assets, net                                 25,443,895    25,693,066
 Associate                                               4,932,915     4,942,283
 Investments available for sale                          2,373,934     4,911,345
                                                       -----------   -----------

Total non-current assets                                34,376,088    37,343,840
                                                       -----------   -----------
Total assets                                           $56,923,948   $60,641,778
                                                       ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
 Accounts payable and accrued expenses                 $ 2,561,063   $ 3,068,613
 Others payable                                            140,002       100,005
 Advances from related parties                             167,203       155,313
 Finance lease liabilities                                  11,237        10,746
 Income taxes payable                                        5,428         5,428
                                                       -----------   -----------

Total current liabilities                                2,884,933     3,340,105
                                                       -----------   -----------
Deferred tax liabilities                                 1,199,068     1,672,801
Hire purchase creditor                                      57,117        57,306
                                                       -----------   -----------

Total non-current liabilities                            1,256,185     1,730,107
                                                       -----------   -----------
Total liabilities                                        4,141,118     5,070,212

Minority interest                                        4,435,398     4,619,381

Commitments                                                     --            --

Stockholders' equity
 Preferred stock (par value $0.001) 5,000,000
   shares authorized; 0 shares authorized;
   0 shares issued and outstanding at March
   31, 2008 and December 31, 2007, respectively                 --            --
 Common stock (par value $0.001) 200,000,000
   shares authorized;159,431,861 and 159,431,861
   shares issued and outstanding at March 31,
   2008 and December 31, 2007, respectively                159,431       159,431
 Additional paid-in capital                             42,918,666    42,918,666
 Retained earnings                                        4,328,030     5,650,447
Accumulated other comprehensive income                     941,305     2,223,641
                                                       -----------   -----------
Total stockholders' equity                              52,782,830    55,571,566
                                                       -----------   -----------

Total liabilities and shareholders' equity             $56,923,948   $60,641,778
                                                       ===========   ===========


           See accompanying notes to consolidated financial statements




                               AMARU, INC. & SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF INCOME
                                      (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                        ------------------------------
                                                          MARCH 31,          MARCH 31,
                                                            2008              2007
                                                        -------------    -------------

Revenue:
 Entertainment                                          $      34,993    $      10,249
 Digit gaming                                               5,593,754        5,476,826
                                                        -------------    -------------
Total revenue                                               5,628,747        5,487,075

Cost of services                                           (5,588,380)      (5,423,501)
                                                        -------------    -------------

Gross profit                                                   40,367           63,574

Distribution costs                                           (124,930)        (309,647)
Administrative expenses                                    (1,038,502)      (1,672,296)
                                                        -------------    -------------
Total expenses                                             (1,163,432)      (1,981,943)
                                                        -------------    -------------

(Loss) Income from operations                              (1,123,065)      (1,918,369)

Other expenses (income)
   Interest expenses                                              543               --
   Interest income                                             (5,443)         (13,682)
   Gain on disposal of equipment                               (1,888)              --
   Loss on disposal of investment available for sales         397,755               --
   Gain on dilution of interest in subsidiary                      --       (2,483,871)
   Share of loss (profit) of associate                          9,368           (7,539)
                                                        -------------    -------------
(Loss) Income before income taxes                          (1,523,400)         586,723

Benefit for income taxes                                       17,000          163,513
                                                        -------------    -------------
Net (loss) income                                          (1,506,400)   $     750,236
                                                        =============    =============
Attributable to:
Equity holders of the company                              (1,322,417)         830,250
Minority interest                                            (183,983)         (80,014)
                                                         -------------    -------------
Net (loss) income                                          (1,506,400)         750,236
                                                        =============    =============
Earnings per share
- basic and diluted                                     $      (0.009)   $       0.005
                                                        =============    =============
Weighted average number of common shares outstanding
- basic and diluted                                       159,431,861      153,784,306
                                                        =============    =============


              See accompanying notes to consolidated financial statements



                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                          (UNAUDITED)


                                  PREFERRED STOCK               COMMON STOCK
                              -------------------------   -------------------------
                                NUMBER         PAR                         PAR        ADDITIONAL    SUBSCRIBED
                                  OF          VALUE       NUMBER OF       VALUE        PAID-IN        COMMON        RETAINED
                                SHARES       ($0.001)       SHARES       ($0.001)      CAPITAL        STOCK         EARNINGS
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at
  December 31,
  2006                                 --            --   153,638,528   $   153,638   $38,942,126   $   189,000    $ 2,084,908

Subscribed common
  Stock issued                         --            --       420,000           420       188,580      (189,000)            --

Common stock issued
  for services                         --            --        40,000            40        59,960            --             --

Common stock issued
 in exchange for prepayment
 of investment                         --            --     5,333,333         5,333     3,728,000            --             --

Contribution from
  minority interest                    --            --            --            --            --            --             --

Gain on dilution of
  interest in
  subsidiary                           --            --            --            --            --            --             --

Net income                             --            --            --            --            --            --      3,565,539

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                           --            --            --            --            --            --             --

Comprehensive
  income
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at
December 31,
  2007                                 --            --   159,431,861   $   159,431   $42,918,666            --    $ 5,650,447
                              ===========   ===========   ===========   ===========   ===========   ===========    ===========

                                                                                                       (CONTINUED ON NEXT PAGE)




(CONTINUED FROM PREVIOUS PAGE)


                                   ACCUMULATED OTHER
                                 COMPREHENSIVE INCOME
                              ---------------------------
                               CURRENCY                                         TOTAL
                              TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                                RESERVE         RESERVE        INTEREST         EQUITY
                              ------------   ------------    ------------    ------------

Balance at
  December 31,
  2006                        $     12,927   $  3,664,647    $         --    $ 45,047,246

Subscribed common
  Stock issued                          --             --              --              --

Common stock issued
  for services                          --             --              --          60,000

Common stock issued
 in exchange for prepayment
 of investment                          --             --              --       3,733,333

Contribution from
  minority interest                     --             --       5,580,000       5,580,000

Gain on dilution of
  interest in
  subsidiary                            --             --      (2,483,872)     (2,483,872)

Net income                              --             --       1,523,253       5,088,792

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                            --     (1,453,933)             --      (1,453,933)
                                                                             ------------
Comprehensive
  income                                                                        3,634,859
                              ------------   ------------    ------------    ------------
Balance at
  December 31,
  2007                        $     12,927   $  2,210,714    $  4,619,381    $ 55,571,566
                              ============   ============    ============    ============

                See accompanying notes to consolidated financial statements

                                           F-4A




                                             AMARU, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                     (UNAUDITED)


                         PREFERRED STOCK              COMMON STOCK
                     -------------------------   -------------------------
                       NUMBER         PAR                          PAR        ADDITIONAL    SUBSCRIBED
                         OF          VALUE        NUMBER OF       VALUE        PAID-IN        COMMON       RETAINED
                       SHARES       ($0.001)       SHARES        ($0.001)      CAPITAL        STOCK        EARNINGS
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------

Balance at
  December 31,
  2007                        --            --   159,431,861   $   159,431   $42,918,666   $        --   $ 5,650,447

Net loss                      --            --            --            --            --            --    (1,322,417)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax                  --            --            --            --            --            --            --

Comprehensive
  income
                     -----------   -----------   -----------   -----------   -----------   -----------   -----------
Balance at March
  31, 2008                    --            --   159,431,861   $   159,431   $42,918,666   $        --   $ 4,328,030
                     ===========   ===========   ===========   ===========   ===========   ===========   ===========

                                                                                                   (CONTINUED BELOW)


(CONTINUED FROM ABOVE)


                          ACCUMULATED OTHER
                         COMPREHENSIVE INCOME
                     ----------------------------
                      CURRENCY                                          TOTAL
                     TRANSLATION      FAIR VALUE       MINORITY      SHAREHOLDERS'
                       RESERVE         RESERVE         INTEREST         EQUITY
                     ------------    ------------    ------------    ------------

Balance at
  December 31,
  2007               $     12,927    $  2,210,714    $  4,619,381    $ 55,571,566


Net loss                       --              --        (183,983)     (1,506,400)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax                   --      (1,282,336)             --      (1,282,336)
                                                                     ------------
Comprehensive
  income                                                               (2,788,736)
                     ------------    ------------    ------------    ------------

Balance at March
  31, 2008           $     12,927    $    928,378    $  4,435,398    $ 52,782,830
                     ============    ============    ============    ============


           See accompanying notes to consolidated financial statements




                                  AMARU, INC. & SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                   FOR THE THREE MONTHS ENDED
                                                                   --------------------------
                                                                  March 31, 2008  March 31, 2007
                                                                   -----------    -----------
                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                              $(1,506,400)   $   750,236
    Share of loss (profit) of associate                                  9,368         (7,539)
    Adjustments to reconcile net income to cash and cash
      equivalents used or provided by operations:
    Amortization                                                       298,135        803,881
    Depreciation                                                       170,699        113,655
    Gain on disposal of equipment                                       (1,888)            --
    Loss on disposal of investment available for sales                 397,755             --
    Defer tax                                                          (17,000)      (163,513)
    Acquisition of investment in exchange for account receivable            --     (1,700,000)
    Gain on dilution of interest in subsidiary                              --     (2,483,871)
    Common stock issued for services                                        --         60,000

 Changes in operation assets and liabilities
    Accounts receivables                                               220,999     (1,693,403)
    Inventories                                                          8,833         71,672
    Other receivables                                                       --         30,841
    Others current assets                                               72,444        (17,707)
    Accounts payable and accrued expenses                             (507,550)      (191,455)
    Other payables                                                      39,997        105,784
                                                                   -----------    -----------
Net cash used in operating activities                                 (814,608)      (934,613)
                                                                   -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                                --       (164,531)
    Proceeds from disposal of equipment                                  2,991             --
    Acquisition of software and film library                           (48,964)            --
    Acquisition of intangible assets                                        --     (1,018,033)
    Proceeds from disposal of investment available for sale            400,587             --
                                                                   -----------    -----------
Net cash generated from (used in) investing activities                 354,614     (1,182,564)
                                                                   -----------    -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Advance from related parties                                         11,890             --
   Repayments of obligations under finance leases                       (2,723)            --
   Capital contributed by minority shareholders                             --      5,580,000
                                                                   -----------    -----------
Net cash provided by financing activities                                9,167      5,580,000
                                                                   -----------    -----------
Effect of exchange rate changes on cash and cash equivalents             3,025             --
                                                                   -----------    -----------

Cash flows from all activities                                        (447,802)     3,462,823

Cash and cash equivalents at beginning of period                     2,322,541      2,294,984
                                                                   -----------    -----------

Cash and cash equivalents at end of period                         $ 1,874,739    $ 5,757,807
                                                                   ===========    ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
 INVESTING ACTIVITIES:
Acquisition of investments (1)                                     $        --    $ 1,700,000
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


                  See accompanying notes to consolidated financial statements

                                              F-6

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007

1. BASIS OF PRESENTATION AND REORGANIZATION

    1.1 Description of Business

       Amaru, Inc. (the Company) through its subsidiaries under the M2B and New WOWtv brand is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand, and E-commerce streaming over Broadband channels, Internet portals and Third-Generation (3G) devices globally. It has launched multiple Broadband TV and integrated shopping websites with over 100 channels of content designed and programmed to target specific viewer profiles and lifestyles of local and international audiences. The Company controls substantial content libraries for aggregation, distribution and syndication on Broadband and other media, sourced from Hollywood and major content providers around the world.

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

       In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157. The first FASB Staff Position (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement. The second FSP, No. FAS 157-2, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for the Company on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007

       that are not recognized or disclosed at fair value on a recurring basis for which its effective date is January 1, 2009. The adoption of this statement did not have a material impact on its Consolidated Financial Statements.

       Financial assets recorded at fair value on the Consolidated Balance Sheets are categorized as follows:

       Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities, as applicable, that the reporting entity has the ability to access at the measurement date.

       Level 2: Quoted prices in markets, other than quoted prices included in Level 1, that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability, as applicable, Level 2 inputs include the following:

                     a) Quoted prices for similar assets or liabilities in
                        active markets;
                     b) Quoted prices for identical or similar assets or
                        liabilities in non-active markets;
                     c) Inputs other than quoted market prices which are
                        observable for the asset or liability; and
                     d) Inputs that are derived principally from or corroborated by observable market data by correlation or other means.

       Level 3: Prices or valuation techniques that require inputs which are both unobservable and significant to the overall fair value measurement of the asset or liability, as applicable. They may reflect management's own assumptions about the assumptions a market participant would use in pricing the asset or liability.

       The following table shows how our investments are categorized.

                                          FAIR VALUE MEASUREMENT AT MARCH 31, 2008 USING:
                                   ---------------------------------------------------------------
                                        FAIR VALUE        QUOTED PRICES IN
                                     MEASUREMENTS AT       ACTIVE MARKETS    PRICES OR VALUATION
                                      MARCH 31, 2008          (LEVEL 1)      TECHNIQUES (LEVEL 3)
DESCRIPTION                                ($)                   ($)                 ($)
                                  ----------------------------------------------------------------

   Equity Securities Held for
     Trading                            2,924,000            2,924,000                     --

   Investments Available for Sale       3,896,883            1,494,270              2,402,613

       In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Upon adoption of this Statement, the Company did not elect SFAS No. 159 option for existing financial assets and liabilities and therefore adoption of SFAS No. 159 did not have any impact on its Consolidated Financial Statements.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


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

       In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities -- an amendment of FASB Statement No. 133". This statement amends SFAS No. 133 by requiring enhanced disclosures about an entity's derivative instruments and hedging activities, but does not change SFAS No. 133's scope or accounting. SFAS No. 161 requires increased qualitative, quantitative and credit-risk disclosures about the entity's derivative instruments and hedging activities. SFAS 161 is effective for fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008, with earlier adoption permitted. The Company is currently evaluating the impact that SFAS 161 will have on its financial position and results of operations.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


       The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.


                                                     FOR THE THREE MONTHS ENDED
                                                  -----------------------------
                                                    MARCH 31,         MARCH 31,
                                                     2008               2007
                                                  -----------       -----------
       Sales outside of the U.S.                  $ 5,628,747       $ 5,487,030
       Services purchased outside of the U.S.     $ 5,588,380       $ 5,393,399

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


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

    2.9 Investments

       The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of March 31, 2008 and December 31, 2007 totaled $2,924,000.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


    2.10 Valuation of Long-Lived Assets

       The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the three months ended March 31, 2008 and the year ended December 31, 2007.

    2.11 Investments at fair value through profit and loss

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


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

    2.20 Advertising

       The cost of advertising is expensed as incurred. For the three months ended March 31, 2008 and 2007, the Company incurred advertising expenses of $32,281 and $205,429 respectively.

    2.21 Reclassifications

       Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


3. EQUITY SECURITIES HELD FOR TRADING
                                                    March 31,       December 31,
                                                      2008             2007
                                                   -----------      -----------
       Quoted equity security, at fair value       $ 2,924,000      $ 2,924,000
                                                   ===========      ===========

       The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of US$0.48 million.

       The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of $0.086 per share.

       The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4. OTHER CURRENT ASSETS

       Other current assets consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                        2008            2007
                                                     ----------     ----------
       Prepayments                                   $  110,833     $  169,641
       Prepayments for investment                     3,733,333      3,733,333
       Deposits                                         170,460        171,095
       Other receivables                                159,877        172,878
                                                     ----------     ----------
                                                     $4,174,503     $4,246,947
                                                     ==========     ==========

5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                      2008              2007
                                                   -----------      -----------
      Office equipment                             $ 1,141,039      $ 1,148,013
      Motor vehicle                                    112,563          112,563
      Furniture, fixture and fittings                  602,655          596,790
      Set-top boxes                                    842,437          842,494
                                                   -----------      -----------
                                                     2,698,694        2,699,860
      Accumulated depreciation                      (1,073,350)        (902,714)
                                                   -----------      -----------
                                                   $ 1,625,344      $ 1,797,146
                                                   ===========      ===========

       Depreciation expense was $170,699 for the three months ended March 31, 2008 and $113,655 for the three months ended March 31, 2007.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


6. INTANGIBLE ASSETS

       Intangible assets consist of the following:

                                                  MARCH 31,        DECEMBER 31,
                                                    2008               2007
                                                 ------------      ------------
       INDEFINITE LIVES
       Film library                              $ 17,761,052      $ 17,759,080
                                                 ------------      ------------
                                                   17,761,052        17,759,080
                                                 ------------      ------------
       DEFINITE USEFUL LIVES
       Film library                                 5,377,464         5,331,930
       Gaming license                               7,090,000         7,090,000
       Product development expenditures               720,679           719,220
       Software license                                12,649            12,649
                                                 ------------      ------------
                                                   13,200,792        13,153,799
       Accumulated amortization                    (5,517,949)       (5,219,813)
                                                 ------------      ------------
                                                    7,682,843         7,933,986
                                                 ------------      ------------
                                                 $ 25,443,895      $ 25,693,066
                                                 ============      ============

       Amortization expense was $298,135 for the three months ended March 31, 2008 and $803,881 for the three months ended March 31, 2007.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007

7. ASSOCIATE

                                                    MARCH 31,       DECEMBER 31,
                                                      2008             2007
                                                   -----------      -----------
Fair value of investment in associate              $ 3,693,650      $ 3,693,650
Goodwill                                             1,272,465        1,272,465
Share of post-acquisition loss                         (33,200)         (23,832)
                                                   -----------      -----------
                                                   $ 4,932,915      $ 4,942,283
                                                   ===========      ===========

Details of the Company's associate as at March 31, 2008 are as follows:

      Name of Business:         121 View Corporation (SEA) Ltd

      Place of Incorporation:   British Virgin Islands

      Principle of Activity:    Digital signage solutions

      Proportion of             MARCH 31, 2008         DECEMBER 31, 2007
      Ownership Interest:       ----------------       -----------------
                                     30.1%                   30.1%

       One of the directors of the Company has interests in the associated company and one of the directors of the Company is also a director in the associated company.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007



Summarised financial information in respect of the Company's associate is set out below:


                                                      MARCH 31,     DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------

Total assets                                         $ 9,332,844    $ 9,353,100
Total liabilities                                        (26,055)       (23,562)
                                                     -----------    -----------
Net assets                                           $ 9,306,789    $ 9,329,538
                                                     ===========    ===========

Company's share of associate's net assets            $ 2,801,343    $ 2,808,191
                                                     ===========    ===========

Revenue                                              $     1,080    $   163,574
                                                     ===========    ===========

Loss for the period                                  $   (21,806)   $   (77,735)
                                                     ===========    ===========

Company's share of associate's loss for the period   $    (9,368)   $   (23,832)
                                                     ===========    ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007



8. INVESTMENTS AVAILABLE-FOR-SALE

Investments available-for-sale consist of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                      2008             2007
                                                    ----------      ----------
Non Current :
  Quoted equity securities                          $1,494,270      $4,031,681
  Unquoted equity securities                           879,664         879,664
                                                    ----------      ----------
                                                    $2,373,934      $4,911,345
Current :
  Unquoted equity securities                         2,402,613       2,402,613
                                                    ----------      ----------
                                                     4,776,547      $7,313,958
                                                    ==========      ==========

The investments in quoted equity securities comprised of 29,428,571 common shares of Auston International Group Ltd (Auston). As of March 31, 2008, the market value of the Auston shares was S$0.07 (2007: S$0.16) per share.

The unquoted equity securities classified as available-for-sale, with a carrying value of $879,664 as of March 31, 2008 and December 31, 2007, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


9. COMMITMENTS

       As of the balance sheet date, the Group has the following capital commitments:

                                                      MARCH 31,     DECEMBER 31,
                                                        2008           2007
                                                     ----------     ----------
       CAPITAL COMMITMENTS:
       Contracted but not provided for
             Film library                            $  121,605     $  118,073
             Set-top boxes                           $2,074,825      2,074,825
                                                     ----------     ----------
                                                     $2,196,430     $2,192,898
                                                     ==========     ==========

       The Company has several noncancelable operating leases, primarily for office spaces, that expire over the next five years.

       As of March 31, 2008, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                            OPERATING
                                                              LEASES
                                                            -----------
       Year ending December 31,
          2008                                              $   250,469
          2009                                                  147,573
          2010                                                   19,157
                                                            -----------
          Total minimum lease payments                      $   417,199
                                                            ===========

       Rent expense totaled $75,465 for the three months ended March 31, 2008 and $71,379 for the three months ended March 31, 2007.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007



10. INCOME TAXES

       The Company files separate tax returns for Singapore and the United States of America.

       The Company had available approximately $5,910,356 of unused U.S. net operating loss carry-forwards at March 31, 2008, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

       SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2008 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

       The Company had available approximately $4,561,391 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2008, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

2008                               ENTERTAINMENT   DIGIT GAMING      OTHER          TOTAL
                                   ------------    ------------   ------------   ------------
Revenues from external customers   $     34,993    $  5,593,754   $         --   $  5,628,747
Interest revenue                   $      5,443    $         --   $         --   $      5,443
Interest expenses                  $        543    $         --   $         --   $        543
Depreciation and amortization      $    394,195    $     74,639   $         --   $    468,834
Segment profit (loss)              $ (1,155,500)   $     89,312   $         --   $ (1,066,188)
Segment assets                     $ 49,447,894    $  7,425,125   $     50,929   $ 56,923,948
Expenditures for segment assets    $     48,964    $         --   $         --   $     48,964





                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007

Reconciliation:-
  REVENUES
  Total revenues for reportable segments                           $  5,628,747
  Other revenue                                                    $         --
                                                                   ------------
  Total consolidated revenues                                      $  5,628,747
                                                                   ============

  INTEREST REVENUE
  Total interest revenue for reportable segments                   $      5,443
  Corporate interest revenue                                       $         --
                                                                   ------------
  Total consolidated interest revenue                              $      5,443
                                                                   ============

  INTEREST EXPENSES
  Total interest revenue for reportable segments                   $        543
  Corporate interest revenue                                       $         --
                                                                   ------------
  Total consolidated interest expenses                             $        543
                                                                   ============

  PROFIT OR LOSS
  Total (loss) for reportable segments                             $ (1,066,188)
  Corporate loss                                                   $    (50,089)
  Loss on disposal of investment available for sale                $   (397,755)
  Share of loss of associate                                       $     (9,368)
                                                                   ------------
  Loss before income tax                                           $ (1,523,400)
                                                                   ============

  ASSETS
  Total assets for reportable segments                             $ 56,873,019
  Other assets                                                     $     50,929
                                                                   ------------
  Total consolidated assets                                        $ 56,923,948
                                                                   ============

  EXPENDITURES FOR SEGMENT ASSETS
  Total expenditures for assets for reportable segments            $     48,964
                                                                   ============



2007                               ENTERTAINMENT   DIGIT GAMING       OTHER          TOTAL
                                   ------------    ------------   ------------   ------------
Revenues from external customers   $     10,249    $  5,476,826   $         --   $  5,487,075
Interest revenue                   $     13,682    $         --   $         --   $     13,682
Depreciation and amortization      $    842,897    $     74,639   $         --   $    917,536
Segment profit (loss)              $ (1,842,101)   $     64,275   $         --   $ (1,777,826)
Segment assets                     $ 45,544,336    $  7,361,956   $  2,482,251   $ 55,388,543
Expenditures for segment assets    $  1,182,564    $         --   $         --   $  1,182,564


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


Reconciliation:-

         REVENUES
         Total revenues for reportable segments                    $  5,487,075
         Other revenue                                                       --
                                                                   ------------
                 Total consolidated revenues                       $  5,487,075
                                                                   ============
         INTEREST REVENUE
         Total interest revenues for reportable segments           $     13,658
         Corporate interest revenue                                          24
                                                                   ------------
                 Total consolidated interest revenue               $     13,682
                                                                   ============
         PROFIT OR LOSS

         Total loss for reportable segments                        $ (1,777,826)
         Corporate expenses                                        $   (126,861)
         Gain on dilution of interest in subsidiary                $  2,483,871
         Share of loss of associate                                $      7,539

                                                                   ------------
                 Profit before income tax                          $    586,723

                                                                   ------------
         ASSETS
         Total assets for reportable segments                      $ 52,906,292
         Other assets                                              $  2,482,251

                                                                   ------------
                 Total consolidated assets                         $ 55,388,543
                                                                   ============
         EXPENDITURES FOR SEGMENT ASSETS
         Total expenditures for assets for reportable segments     $  1,182,564
                                                                   ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


       Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.

2008                               ASIA PACIFIC   UNITED STATES     OTHER           TOTAL
                                   ------------   ------------   ------------   ------------
Revenues from external customers   $  5,628,747   $         --   $         --   $  5,628,747
Property and equipment, net        $  1,347,942   $    182,002   $     95,400   $  1,625,344


2007                               ASIA PACIFIC   UNITED STATES     OTHER           TOTAL
                                   ------------   ------------   ------------   ------------
Revenues from external customers   $  5,487,030   $         45   $         --   $  5,487,075
Property and equipment, net        $    893,249   $    277,971   $     95,400   $  1,266,620



                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


12. RELATED PARTY TRANSACTIONS

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

       During the period, the Group entered into the following transactions with the associate:

                                                      MARCH 31,      MARCH 31,
                                                       2008            2007
                                                    ------------   ------------
      Associate :
       Marketing                                    $         --   $     42,216
                                                    ============   ============


13. SUBSEQUENT EVENTS

       On April 9, 2008, the Company disposed 5,000,000 common shares of Auston International Group Ltd (Auston) at S$ 0.072 per share.

       On April 10, 2008, the Company disposed a further of 5,000,000 common shares of Auston at S$ 0.07 per share.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS 0F FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

       In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. On March 13 and 14, 2007, the Company disposed off 7,000,000 common shares of Auston International Group Ltd (Auston) at S$0.08 per share. As of December 31, 2007, the Company's equity interest in Auston was at 10.40%. As of this date of this report, the Company's equity interest in Auston shares stands at 4.73%

       Subsequent to March 31, 2008, the Company disposed 5,000,000 common shares of Auston International Group Ltd at S$0.072 per share and a further 5,000,000 common shares of Auston at S$0.07 per share.

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

       RESULTS OF OPERATIONS

       REVENUE

       Financial Statement

       - Revenue for the three months ended March 31, 2008 was $5,628,747 compared with $5,487,075 for the same period in 2007.

       - The Company's cash balance was $1,874,739 at March 31, 2008 compared with $5,757,807 at March 31, 2007.

       Revenue

       Revenue for the three months ended March 31, 2008 at $5,628,747 was higher than revenue of $5,487,075 for the three months ended March 31, 2007 by $141, 672 (2.58%).

       Digit gaming revenue for the three months ended March 31, 2008 at $5,593,754 was higher than $5,476,826 at March 31, 2007 by $116,928
       (2.13%) mainly due to increase in lottery sales.

       Entertainment revenue for the three months ended March 31, 2008 at $34,993 was higher than entertainment revenue of $10,249 for the three months ended March 31, 2007. The increase in entertainment of $24,744 (241.43%) was insignificant mainly due to no new advertising or content syndication contracts being secured.

       Cost of Services

       Cost of services for the three months ended March 31, 2008 was $5,588,380 which increased by $164,879 (3.04%) from $5,423,501 for the three months ended March 31, 2007.

       As a proportion of revenue the cost of the services for the three months ended March 31, 2008 was 99.3% (cost of sales at $5,588,380 and revenue of $ 5,628,747) as compared to 98.8% (cost of sales at $5,423,501 and revenue of $5,487,075) for the three months ended March 31, 2007.

       The increase in cost of services of $164,879 (3.04%) was not significant and was attributed to the cost of managing and operating the entertainment segment.

       DISTRIBUTION EXPENSES

       Distribution expenses for the three months ended March 31, 2008 at $124,930 were lower by $184,717 (59.65%) as compared to the amount of $309,647 incurred for the three months ended March 31, 2007.

       The lower distribution expenses were attributed to decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $173,148 (84.3%) from $145,429 for the three months ended March 31, 2007 to $32,281 for the three months ended March 31, 2008.

       GENERAL AND ADMINISTRATIVE EXPENSES

       Administration expenses for the three months ended March 31, 2008 at $1,038,502 were lowered by $633,794 (37.9%) as compared to the amount of $1,672,296 incurred for the three months ended March 31, 2007.

       The decrease in administrative expenses for the period ended March 31, 2008 was attributed mainly to the decrease in:

       o Amortization. License amortization had decreased by $505,746 (62.91%), from $803,881 for the three months ended March 31, 2007 to $298,135 for the period ended March 31, 2008. The decrease was mainly due to most of the intangible assets being fully depreciated during end of December 31, 2007.

       o Staff costs. Staff costs had decreased by $146,434 (37.80%), from $387,435 for the three months ended March 31, 2007 to $241,001 for the three months ended March 31, 2008. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

       (LOSS) INCOME FROM OPERATIONS

       The Company incurred a loss from operations of $1,123,065 for the three months ended March 31, 2008 as compared to the loss from operations of $1,918,369 for the three months ended March 31, 2007 due to the significant decrease in the general and administrative expenses for the period.

       NET (LOSS) INCOME

       Net loss for the three months ended March 31, 2008, was $1,506,400 which decreased by $2,256,636 (300.79%) from net income of $750,236 for the three months ended March 31, 2007.

       The decrease was mainly attributed to the gain of $2,483,871 as of March 31, 2007 on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd by issuing shares to the private investors at a premium. On January 3, 2007, M2B World Asia Pacific Pte. Ltd., issued 7,778,014 shares of common stock through private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. From 100% to 81.7%. The decrease was further attributed to the loss of $397,755 as of March 31, 2008 on the disposal of investments available for sale.

       LIQUIDITY AND CAPITAL RESOURCES

       The Company had cash at $1,874,739 at March 31, 2008 as compared to cash of $5,757,807 at March 31, 2007.

       The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

       During the three months ended March 31, 2008, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

       Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2008 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

       The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $7,700,547 and $10,237,958 in marketable securities as of March 31, 2008 and December 31, 2007 respectively.

       The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $1,874,739 and $2,322,541 at March 31, 2008 and December 31, 2007, respectively.

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

       Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended March 31, 2008 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

       MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

       Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q for the period ended March 31, 2008 a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

       In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended March 31, 2008 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework". Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of March 31, 2008. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

       The Company needs to complete implementing the internal controls based on the criteria established in Internal Control -- Integrated Framework issued by the COSO. The management is fully committed to implement the internal controls based on these criteria in 2008 and the management believes that it is taking the steps that will properly address any issue.

       Subsequent to March 31, 2008, the Company plans to hire a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

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

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

       On April 23, 2007, a company which provided public relations services filed a lawsuit against M2B World, Inc. for breach of contract for an amount of $72,649, which has been further amended to include Amaru, Inc. as a co-defendant. The lawsuit was settled by the parties in April, 2008.

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

       Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Annual Report on Form 10-K and this Quarterly Report on Form 10-Q report on management's assessment of the effectiveness of our internal control over financial reporting.

       In connection with the preparation of the Annual Report on Form 10K and this Quarterly Report on Form 10-Q, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework".

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

       None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

       None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

ITEM 5: OTHER INFORMATION

       None

ITEM 6: EXHIBITS:

         Exhibit 31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

         Exhibit 31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

         Exhibit 32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

         Exhibit 32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


May 7, 2008                              /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer