Form 10-Q
period 2008-06-30
AMARU INC
filed 2008-08-11
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2008

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   Amaru, Inc.
               -------------------------------------------------------
              (Exact name of registrant as specified in its charter.)

             Nevada                                   88-0490089
           ----------                                 ----------
    (State of Incorporation)              (IRS Employer Identification No.)


             112 Middle Road, #08-01 Midland House, Singapore 188970
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (65) 6332 9287
                                                    -------------

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

Large accelerated reporting |_|                Accelerated filer |X|
Non-accelerated filer |_|                      Smaller reporting company |_|
(Do not check if a smaller reporting
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                          159,431,861 shares
-----------------------------                  -------------------------------
          (Class)                              (Outstanding at July 31, 2008)


                           AMARU, INC. AND SUBSIDARIES
                       2008 Quarterly Report on Form 10-Q
                                Table of Contents


PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                 F-2
Consolidated Statements of Income                                           F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income     F-4 to F-5
Consolidated Statements of Cash Flows                                       F-6
Notes to Consolidated Financial Statements                                  F-7 to F-29

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                      1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          7

ITEM 4:  CONTROLS AND PROCEDURES                                             9


PART II:  OTHER INFORMATION
---------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                  11
ITEM 1A: RISK FACTORS                                                       11
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        14
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                    14
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS               14
ITEM 5:  OTHER INFORMATION
                                                                            14
ITEM 6:  EXHIBITS                                                           14

SIGNATURES




                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,       DECEMBER 31,
                                                       2008             2007
                                                     -----------     -----------
                                                     (UNAUDITED)

ASSETS
Current assets
Cash and cash equivalents                            $ 2,062,908     $ 2,322,541
Accounts receivable, net of allowance of
 $109,430 and $54,154 at June 30, 2008 and
  December 31, 2007 respectively                         534,564         744,589
Prepayment on purchase                                 3,733,333       3,733,333
Account receivable from sale of IPTV Platform          9,500,000       9,500,000
Equity securities held for trading                     1,539,000       2,924,000
Other current assets                                     471,179         513,614
Inventories                                            1,147,404       1,157,248
Investments available for sale                         2,402,613       2,402,613
                                                     -----------     -----------
Total current assets                                  21,391,001      23,297,938
                                                     -----------     -----------

Non-current assets
Property and equipment, net                            1,463,540       1,797,146

Intangible assets, net                                25,158,149      25,693,066

Equity Method Investment                               4,929,737       4,942,283
Investments available for sale                         1,259,612       4,911,345
                                                     -----------     -----------

Total non-current assets                              32,811,038      37,343,840
                                                     -----------     -----------
Total assets                                         $54,202,039     $60,641,778
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                $ 2,368,666     $ 3,068,613
Other payables                                            40,000         100,005
Advances from related parties                            123,793         155,313
Capital lease payable - short term                        11,364          10,746
Income taxes payable                                       5,428           5,428
                                                     -----------     -----------
Total current liabilities                              2,549,251       3,340,105
                                                     -----------     -----------
Deferred tax liabilities                                  68,391       1,672,801

Capital lease payable - long term                         54,919          57,306
                                                     -----------     -----------

Total non-current liabilities                            123,310       1,730,107
                                                     -----------     -----------
Total liabilities                                      2,672,561       5,070,212

Minority interest                                      4,212,716       4,619,381

Stockholders' equity

Preferred stock (par value $0.001)
 5,000,000 shares authorized;
 0 shares issued
 and outstanding at June 30,
 2008 and December 31, 2007, respectively                   --               --

Common stock (par value $0.001)
 200,000,000 shares authorized;159,431,861
 and 159,431,861 shares issued and outstanding at
 June 30, 2008 and December 31,
 2007, respectively                                      159,431         159,431

Additional paid-in capital                            42,918,666      42,918,666

Retained earnings                                      3,187,628       5,650,447

Accumulated other comprehensive income                 1,051,037       2,223,641
                                                     -----------     -----------

Total stockholders' equity                            51,529,478      55,571,566
                                                     -----------     -----------

Total liabilities and shareholders' equity           $54,202,039     $60,641,778
                                                     ===========     ===========


           See accompanying notes to consolidated financial statements



                                                  AMARU, INC. & SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                      --------------------------------      --------------------------------
                                                      June 30, 2008      June 30, 2007      June 30, 2008      June 30, 2007
                                                      -------------      -------------      -------------      -------------

Revenue:

Entertainment:
  Advertising/Subscription                            $      48,169      $      34,689      $      13,176      $      24,440
  Syndication and e-services                                     --         15,000,000                 --         15,000,000
                                                      -------------      -------------      -------------      -------------
    Total Entertainment                                      48,169         15,034,689             13,176         15,024,440

Digit gaming                                             11,457,693         10,459,791          5,863,939          4,982,965
                                                      -------------      -------------      -------------      -------------
Total revenue                                            11,505,862         25,494,480          5,877,115         20,007,405

Cost of services                                        (11,345,549)       (11,292,135)        (5,757,169)        (5,868,634)
                                                      -------------      -------------      -------------      -------------

Gross profit                                                160,313         14,202,345            119,946         14,138,771

Distribution costs                                         (205,900)          (505,653)           (80,970)          (196,006)
Administrative expenses                                  (1,941,146)        (3,521,215)          (902,644)        (1,848,919)
                                                      -------------      -------------      -------------      -------------
Total expenses                                           (2,147,046)        (4,026,868)          (983,614)        (2,044,925)
                                                      -------------      -------------      -------------      -------------

(Loss) Income from operations                            (1,986,733)        10,175,477           (863,668)        12,093,846

Other (expenses) income

 Interest expense                                            (1,111)              (171)              (568)              (171)

 Interest income                                              8,970             26,101              3,527             12,419

 Gain on disposal of equipment                                1,888                 --                 --                 --

 Gain on dilution of interest in subsidiary                      --          2,483,871                 --                 --

Loss on disposal of investment available for sale          (442,051)                --            (44,296)                --

Net change in fair value of financial
 assets held for trading                                 (1,385,000)         4,320,000         (1,385,000)         4,320,000
Share of (loss) profit of equity method investment          (12,546)           (15,224)            (3,178)           (22,763)
                                                      -------------      -------------      -------------      -------------

(Loss) Income before income taxes                        (3,816,583)        16,990,054         (2,293,183)        16,403,331

(Provision) benefit for income taxes                        947,099         (1,586,432)           826,000         (1,749,945)
                                                      -------------      -------------      -------------      -------------
Net income (loss)                                     $  (2,869,484)     $  15,403,622      $  (1,467,183)     $  14,653,386
                                                      =============      =============      =============      =============
Attribute to:
Equity holders of the company                         $  (2,462,819)     $  12,628,144      $  (1,225,451)     $  11,797,894
Minority interests                                         (406,665)         2,775,478           (241,732)         2,855,492
                                                      -------------      -------------      -------------      -------------
Net income (loss)                                     $  (2,869,484)     $  15,403,622      $  (1,467,183)     $  14,653,386
                                                      =============      =============      =============      =============
Net income per share
- Basic and diluted                                   $       (0.02)     $        0.10      $       (0.01)     $        0.10
                                                      =============      =============      =============      =============

Weighted average number of common
shares outstanding
-  Basic                                                159,431,861        153,942,285        159,431,861        154,098,528
                                                      =============      =============      =============      =============

-  Diluted                                              159,431,861        153,942,285        159,431,861        154,098,528
                                                      =============      =============      =============      =============


                                 See accompanying notes to consolidated financial statements






                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)


                              PREFERRED STOCK               COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR                           PAR           ADDITIONAL      SUBSCRIBED
                             OF           VALUE         NUMBER OF       VALUE           PAID-IN          COMMON          RETAINED
                           SHARES        ($0.001)        SHARES       ($0.001)          CAPITAL          STOCK           EARNINGS
                        -----------    -----------    -----------     -----------     -----------     -----------      ------------

Balance at
  December 31, 2006              --            --     153,638,528     $   153,638     $38,942,126     $   189,000      $ 2,084,908

Subscribed common
  Stock issued                   --            --         420,000             420         188,580        (189,000)              --

Common stock issued
  for services                   --            --          40,000              40          59,960            --                 --

Common stock issued
  in exchange for prepayment
   of investment                 --            --       5,333,333           5,333       3,728,000            --                 --

Contribution from
  minority interest              --            --              --              --              --            --                 --

Gain on dilution of
  interest in
  subsidiary                     --            --              --              --              --            --                 --

Net income                       --            --              --              --            -  --           --        $ 3,565,539

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                     --            --              --              --              --              --               --

Comprehensive
  income                         --            --              --              --              --              --               --
                        -----------    -----------    -----------     -----------     -----------     -----------      ------------
Balance at
December 31, 2007                --            --     159,431,861     $   159,431     $42,918,666              --      $ 5,650,447
                        ===========    ===========    ===========     ===========     ===========     ===========      ============

                                                                                                       (CONTINUED ON NEXT PAGE)

                                                                F-4






(CONTINUED FROM PREVIOUS PAGE)


                                    ACCUMULATED OTHER
                                    COMPREHENSIVE INCOME
                                 ---------------------------
                                    CURRENCY                                             TOTAL
                                  TRANSLATION      FAIR VALUE        MINORITY        SHAREHOLDERS'
                                   RESERVE          RESERVE          INTEREST           EQUITY
                                 ------------     ------------      ------------      ------------

Balance at
  December 31, 2006              $     12,927     $  3,664,647      $         --      $ 45,047,246

Subscribed common
  Stock issued                             --               --                --                --

Common stock issued
  for services                             --               --                --            60,000

Common stock issued
  in exchange for prepayment
  of investment                            --               --                --         3,733,333

Contribution from
  minority interest                        --               --         5,580,000         5,580,000

Gain on dilution of
  interest in
  subsidiary                               --               --        (2,483,872)       (2,483,872)

Net income                                 --               --         1,523,253         5,088,792

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                               --       (1,453,933)               --        (1,453,933)
                                                                                      ------------
Comprehensive
  income                                   --                --               --         3,634,859
                                 ------------     ------------      ------------      ------------
Balance at
December 31, 2007                $     12,927     $  2,210,714      $  4,619,381      $ 55,571,566
                                 ============     ============      ============      ============

                    See accompanying notes to consolidated financial statements

                                                F-4A



                                            AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                              PREFERRED STOCK               COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR                           PAR           ADDITIONAL      SUBSCRIBED
                             OF           VALUE         NUMBER OF       VALUE           PAID-IN          COMMON          RETAINED
                           SHARES        ($0.001)        SHARES       ($0.001)          CAPITAL          STOCK           EARNINGS
                        -----------    -----------    -----------     -----------     -----------     -----------      ------------

Balance at
  December 31,
  2007                          --             --     159,431,861     $   159,431     $42,918,666             --       $ 5,650,447

Net loss                        --             --              --             --              --              --        (2,462,819)

Change in
  fair value
  of available                  --             --              --             --              --              --                --
  for-sale-equity
  securities,
  net of tax

Comprehensive                   --             --              --             --              --              --                --
  income
                        -----------    -----------    -----------     -----------     -----------     -----------      ------------
Balance at June
  30, 2008                       --            --     159,431,861     $   159,431     $42,918,666              --      $ 3,187,628
                        ===========    ===========    ===========     ===========     ===========     ===========      ============

                                                                                                                   (CONTINUED BELOW)


(CONTINUED FROM ABOVE)


                           ACCUMULATED OTHER
                          COMPREHENSIVE INCOME
                       ---------------------------
                         CURRENCY                                              TOTAL
                       TRANSLATION        FAIR VALUE        MINORITY       SHAREHOLDERS'
                         RESERVE           RESERVE          INTEREST          EQUITY
                       ------------     ------------      ------------      ------------

Balance at
  December 31,
  2007                 $     12,927        2,210,714         4,619,381        55,571,566


Net loss                         --             --            (406,665)       (2,869,484)

Change in
  fair value
  of available
  for-sale-equity
  securities,
  net of tax                     --       (1,172,604)               --        (1,172,604)
                                                                            ------------
Comprehensive
 loss                            --               --                --        (4,042,088)
                       ------------     ------------      ------------      ------------

Balance at June
  30, 2008             $     12,927     $  1,038,110      $  4,212,716      $ 51,529,478
                       ============     ============      ============      ============


               See accompanying notes to consolidated financial statements





                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                         FOR THE SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     June 30, 2008     June 30, 2007
                                                                     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $ (2,869,484)     $ 15,403,622
    Adjustments to reconcile net income to cash and cash
      equivalents used or provided by operations:
    Amortization                                                          585,042         1,625,493
    Depreciation                                                          340,450           270,208
    Acquisition of investment in exchange for account receivable               --        (4,400,000)
    Gain on disposal of equipment                                          (1,888)               --
    Loss on disposal of investment available for sale                     442,051                --
    Gain on dilution of interest in subsidiary                                 --        (2,483,871)
    Loss(Gain)in fair value of financial assets at fair value
     through Profit or Loss-held for trading                            1,385,000        (4,320,000)
    Common stock issued for services                                           --            60,000
    Deferred taxes                                                       (947,099)        1,586,432
    Share of loss (profit) of Equity Method Investment                     12,546            15,224

 Changes in operation assets and liabilities
    Accounts receivables                                                  210,025       (10,316,268)
    Inventories                                                             9,844           520,955
    Others current assets                                                  42,435            57,856
    Accounts payable and accrued expenses                                (699,947)          (10,198)
    Other payables                                                        (60,005)          105,000
    Income taxes payable                                                       --           (13,228)
                                                                     ------------      ------------
Net cash used in operating activities                                  (1,551,030)       (1,898,775)
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of equipment                                     2,684                --
    Proceeds from disposal of investment available for sale             1,379,767                --
    Acquisition of equipment                                               (7,640)         (710,846)
    Acquisition of Equity Method Investment                                    --           (66,115)
    Acquisition of intangible assets                                      (50,125)       (1,069,195)
                                                                     ------------      ------------
Net cash generated from (used in) investing activities                  1,324,686        (1,846,156)
                                                                     ------------      ------------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayments of obligations under capital leases                          (1,769)               --
   Repayment of related parties                                           (31,520)               --
   Proceeds from Capital lease payable                                         --            70,025
   Proceeds from issuance of common stock                                      --                --
   Capital contributed by minority shareholders                                --         5,580,000
                                                                     ------------      ------------
Net cash provided used in by financing activities                         (33,289)        5,650,025
                                                                     ------------      ------------
Effect of exchange rate changes on cash and cash equivalents                   --                --
                                                                     ------------      ------------

Cash flows from all activities                                           (259,633)        1,905,094

Cash and cash equivalents at beginning of period                        2,322,541         2,294,984
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $  2,062,908      $  4,200,078
                                                                     ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                       $         --      $  4,400,000
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


                     See accompanying notes to consolidated financial statements



                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



1.       BASIS OF PRESENTATION AND REORGANIZATION

  1.1    Description of Business

         Amaru, Inc. (the "Company") is in the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

         The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct a nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia.

         The key business focus of the Company is to establish itself as the leading provider and creator of a new generation of Entertainment-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

         The Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G hand phones.

         At the same time the Company launches e-commerce channels (portals) that provide on-line shopping and pay per view services but with a difference, merging two leisure activities of shopping and entertainment. The entertainment channels are designed to drive and promote the shopping portals, and vice versa.

         The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit games operations.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



         Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157. The first FASB Staff Position (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement. The second FSP, No. FAS 157-2, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for the Company on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which its effective date is January 1, 2009. The adoption of this statement did not have a material impact on its Consolidated Financial Statements.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



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


      2.2   Use of Estimates

            The preparation of the consolidated financial statements in accordance with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include carrying amount of property and equipment, intangibles, valuation allowances of receivables and inventories. Actual results could differ from those estimates.

            Management has not made any subjective or complex judgments, the application of which would result in any material differences in reported results.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



            The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                                       FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                     ---------------------------     ---------------------------
                                                       JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                        2008             2007            2008            2007
                                                     -----------     -----------     -----------     -----------

          Sales outside of the U.S.                  $11,505,862     $25,494,480     $ 5,877,115     $20,007,405

          Services purchased outside of the U.S.     $11,322,553     $11,260,156     $ 5,734,173     $ 5,866,757

      2.5   Inventories

            Inventories are carried at the lower of cost or net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service.


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



      2.7   Intangible Assets

            Intangible assets consist of film library, gaming and software licences and product development costs. Intangible assets which were purchased and have indefinite lives are stated at cost less impairment losses and are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.

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

      2.8   Equity Method Investment

            An Equity Method Investment is an entity over which the group has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies. The results and assets and liabilities of the Equity Method Investment are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the group's share of the net assets of the Equity Method Investment, less any impairment in the value of individual investments. Losses of an Equity Method Investment in excess of the group's interest in that Equity Method Investment (which includes any long-term interests that, in substance, form part of the Company's net investment in the Equity Method Investment) are not recognised, unless the group has incurred legal or constructive obligations or made payments on behalf of the Equity Method Investment.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



            Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the Equity Method Investment recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognized immediately in the consolidated profit and loss statement.

            Where a group entity transacts with an Equity Method Investment of the group, profits and losses are eliminated to the extent of the group's interest in the relevant associate.

      2.9   Investments

            The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of June 30, 2008 totaled $1,539,000 and December 31, 2007 totaled $2,924,000.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



      2.10  Valuation of Long-Lived Assets

            The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the three months ended June 30, 2008 and the year ended December 31, 2007.

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


                                                         Fair Value Measurement at June 30, 2008 using:
                                                  ----------------------------------------------------------
                                                                                         Prices or
                                                     Fair Value         Quoted Prices in         Valuation
                                                  Measurements at       Active Markets          Techniques
                                                   June 30, 2008          (Level 1)              (Level 3)
Description                                              ($)                  ($)                   ($)
-----------------------------------------------------------------------------------------------------------
   Equity Securities Held for Trading                 1,539,000            1,539,000                   --

   Investments Available for Sale - Current           2,782,561                   --            2,402,613

   Investments Available for Sale - Non Current              --                   --            1,259,612

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007

         The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial assets (Investments Available for Sale) for the six months ended June 30, 2008.

                                                               Six Months Ended
                                                                June 30, 2008
                                                                 -----------
            Balance at the beginning of the period               $ 7,313,958
            Change in fair value of Investments
             Available for Sale - unrealized                      (1,829,915)
            Loss on disposal of Investments
             Available for Sale - realized                          (442,051)
            Proceeds from sale of Investments
             Available for Sale                                   (1,379,767)
                                                                 -----------
            Balance at the end of the period                     $ 3,662,225
                                                                 ===========

            In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company elected not to adopt SFAS No. 159's option for valuing financial assets and liabilities. Therefore adoption of SFAS No. 159 did not have any impact on its Consolidated Financial Statements.

      2.12  Advances from Related Party

            Advances from related party are unsecured, non-interest bearing and payable on demand.

      2.13  Leases

            The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the quarter ended June 30, 2008 and 2007.

            On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs.

      2.14  Foreign Currency Translation

            Transactions in foreign currencies are measured and recorded in the functional currency U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



            During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

            Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in FIN
            48-1, "Definition of Settlement in FASB Interpretation No. 48".The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

            The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. With a few exceptions, the Company is no longer subject to U. S. federal, state or foreign income tax examination by tax authorities on income tax returns filed before December 31, 2004. U. S. federal. State and foreign income returns filed for years after December 31, 2004 are considered open tax years as of the date of these consolidated financial statements. No income tax returns are currently under examination by any tax authorities.

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

      2.20  Advertising

            The cost of advertising is expensed as incurred. For the six months ended June 30, 2008 and 2007, the Company incurred advertising expenses of $43,112 and $317,437 respectively. For the three months ended June 30, 2008 and 2007, the Company incurred advertising expenses of $10,831 and $112,008 respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



      2.21  Reclassifications

            Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.   EQUITY SECURITIES HELD FOR TRADING

                                                     June 30,      December 31,
                                                       2008          2007
                                                    ----------     ----------

           Quoted equity security, at fair value    $1,539,000     $2,924,000
                                                    ==========     ==========


         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of US$1,861,000.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of US$0.0453 per share.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

 4.  OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                          JUNE 30,      DECEMBER 31,
                                           2008            2007
                                         ----------     ----------

          Prepayments                    $  140,946     $  169,641
          Deposits                          170,428        171,095
          Other receivables                 159,805        172,878
                                         ----------     ----------
                                         $  471,179     $  513,614
                                         ==========     ==========

5.   PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                               JUNE 30,       DECEMBER 31,
                                                 2008             2007
                                             -----------      -----------

          Office equipment                   $ 1,148,984      $ 1,148,013
          Motor vehicle                          112,563          112,563
          Furniture, fixture and fitting         602,655          596,790
          Set-top boxes                          842,437          842,494
                                             -----------      -----------
                                               2,706,639        2,699,860
          Accumulated depreciation            (1,243,099)        (902,714)
                                             -----------      -----------
                                             $ 1,463,540      $ 1,797,146
                                             ===========      ===========

         Depreciation expense was $340,450 for the six months ended June 30, 2008 and $270,208 for the six months ended June 30, 2007.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



6.   INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                 JUNE 30,          DECEMBER 31,
                                                  2008               2007
                                               ------------      ------------
          INDEFINITE LIVES
          Film library                         $ 17,759,316      $ 17,759,080
                                               ------------      ------------
                                                 17,759,316        17,759,080
                                               ------------      ------------
          DEFINITE USEFUL LIVES
          Film library                            5,380,361         5,331,930
          Gaming license                          7,090,000         7,090,000
          Product development expenditures          721,680           719,220
          Software license                           12,649            12,649
                                               ------------      ------------
                                                 13,204,690        13,153,799
          Accumulated amortization               (5,805,857)       (5,219,813)
                                               ------------      ------------
                                                  7,398,833         7,933,986
                                               ------------      ------------
                                               $ 25,158,149      $ 25,693,066
                                               ============      ============

         Amortization expense was $585,042 for the six months ended June 30, 2008 and $1,625,493 for the six months ended June 30, 2007

         Intangible assets which have indefinite lives and are stated at cost less impairment losses are tested for impairment at least annually in accordance with the provisions of FASB Statement No. 142, Goodwill and Other Intangible Assets.


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

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



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

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



7. EQUITY METHOD INVESTMENT

                                                      JUNE 30,      DECEMBER 31,
                                                       2008            2007
                                                    -----------     -----------

          Fair value of investment in Equity        $ 3,693,650     $ 3,693,650
           Method investment
          Goodwill                                    1,272,465       1,272,465
          Share of post-acquisition loss                (36,378)        (23,832)
                                                    -----------     -----------
                                                    $ 4,929,737     $ 4,942,283
                                                    ===========     ===========

      Details of the Company's Equity Method Investment as at June 30, 2008 are as follows:

      Name of Business :     121 View Corporation (SEA) Ltd

      Place of Incorporation :  British Virgin Islands

      Principle of Activity  :  Digital signage solutions

      Proportion of           :        JUNE 30, 2008        DECEMBER 31, 2007
      Ownership Interest              ----------------      ----------------
                                           30.1%                 30.1%

      One of the directors of the Company has an interest in the Equity Method Investment Company. One of the directors of the Company is also a director in the Equity Method Investment.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



         Summarised financial information in respect of the Company's Equity Method Investment is set out below:


                                                     JUNE 30,       DECEMBER 31,
                                                       2008             2007
                                                    -----------     -----------

         Total assets                               $ 9,337,719     $ 9,353,100
         Total liabilities                              (36,561)        (23,562)
                                                    -----------     -----------
         Net assets                                 $ 9,301,158     $ 9,329,538
                                                    ===========     ===========

         Company's share of Equity Method
         Investment's net assets                    $ 2,799,649     $ 2,808,191
                                                    ===========     ===========

         Revenue                                    $     1,430     $   163,574
                                                    ===========     ===========

         Loss for the period                        $    (9,222)    $   (77,735)
                                                    ===========     ===========

         Company's share of Equity Method
         Investment's loss for the period          $    (3,178)    $   (23,832)
                                                    ===========     ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



8.  INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                            JUNE 30,      DECEMBER 31,
                                              2008           2007
                                           ----------     ----------
          Non Current :
            Quoted equity securities       $  379,948     $4,031,681
            Unquoted equity securities        879,664        879,664
                                           ----------     ----------

                                            1,259,612      4,911,345
          Current :
            Unquoted equity securities      2,402,613      2,402,613
                                           ----------     ----------
                                           $3,662,225     $7,313,958
                                           ==========     ==========

         The investments in quoted equity securities comprised of 9,400,571 common shares of Auston International Group Ltd (Auston). As of June 30, 2008, the market value of the Auston shares was S$0.055 (2007:
         S$0.07) per share.

         The unquoted equity securities classified as available-for-sale, with a carrying value of $879,664 as of June 30, 2008 and December 31, 2007, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                         AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007

9. COMMITMENTS

      As of the balance sheet date, the Group has the following capital commitments:

                                               JUNE 30,      DECEMBER 31,
                                                 2008           2007
                                              ----------     ----------
          CAPITAL COMMITMENTS:
          Contracted but not provided for
                 Film library                 $  181,808     $  118,073
                 Set-top boxes                $2,074,825     $2,074,825
                                              ----------     ----------
                                              $2,256,633     $2,192,898
                                              ==========     ==========


         Capital Leases
         The following summarizes the Company's capital lease obligations at June 30, 2008:

                                                            2008         2007
                                                          --------     --------
          Future minimum lease payments                   $ 79,507     $ 81,628

          Less: amounts representing interest              (13,224)     (13,576)
                                                          --------     --------
          Present value of net minimum lease payments       66,283       68,052

          Less: current portion                            (11,364)     (10,746)
                                                          --------     --------
                                                          $ 54,919     $ 57,306
                                                          ========     ========

         The Company is the lessee of equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2008 and 2007. Interest rates on capitalized leases is fixed at 2.85%.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007

         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2010. Total rental expense on operating leases for the quarters ended June 30, 2008 and 2007 was $124,382 and $171,914, respectively. As of June 30, 2008, the future minimum lease payments are as follows:

         For the Quarter Ended June 30,               Operating     Capital
         ------------------------------               ---------     -------

          2008                                         $173,069     $ 11,364
          2009                                          224,898       11,364
          2010                                           19,205       11,364
          2011                                               --       11,364
          2012                                               --       11,364
          2013 and thereafter                                --        9,462
                                                       --------     --------
                                                       $417,172     $ 66,282
                                                       ========     ========


10. INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had available approximately $6,102,600 of unused U.S. net operating loss carry-forwards at June 30, 2008, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2008 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $4,871,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2008, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



For the six months                              ENTERTAINMENT     DIGIT GAMING         OTHER          TOTAL
ended June 30, 2008                            --------------    -------------    ------------    --------------

          Revenues from external customers     $     48,169      $ 11,457,693     $         --     $ 11,505,862
          Interest revenue                     $      8,970      $         --     $         --     $      8,970
          Interest  expenses                   $      1,111      $         --     $         --     $      1,111
          Depreciation and amortization        $    776,214      $    149,278     $         --     $    925,492
          Segment profit (loss)                $ (2,082,652)     $    216,254     $         --     $ (1,866,398)
          Segment assets                       $ 46,599,948      $  7,570,622     $     31,469     $ 54,202,039
          Expenditures for segment assets      $     57,765      $         --     $         --     $     57,765


   Reconciliation:-
     REVENUES
     Total revenues for reportable segments                $ 11,505,862
     Other revenue                                         $         --
                                                           ------------
     Total consolidated revenues                           $ 11,505,862
                                                           ============

     INTEREST REVENUE
     Total interest revenue for reportable segments        $      8,970
     Corporate interest revenue                            $         --
                                                           ------------
     Total consolidated interest revenue                   $      8,970
                                                           ============

     INTEREST EXPENSES
     Total interest revenue for reportable segments        $      1,111
     Corporate interest revenue                            $         --
                                                           ------------
     Total consolidated interest expenses                  $      1,111
                                                           ============

     PROFIT OR LOSS
     Total (loss) for reportable segments                  $ (1,866,398)
     Corporate loss                                        $   (110,588)
     Loss on disposal of investment available for sale     $   (442,051)
     Loss on valuation of held for trading investment      $ (1,385,000)
     Share of loss of equity method investment             $    (12,546)
                                                           ------------
     Loss before income tax                                $ (3,816,583)
                                                           ============

     ASSETS
     Total assets for reportable segments                  $ 54,170,570
     Other assets                                          $     31,469
                                                           ------------
     Total consolidated assets                             $ 54,202,039
                                                           ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007


  EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for reportable segments     $    57,765
                                                                ===========

For the six months                              ENTERTAINMENT     DIGIT GAMING         OTHER          TOTAL
ended June 30, 2007                            --------------    -------------    ------------    --------------

          Revenues from external customers     $15,034,689       $10,459,791      $        --      $25,494,480
          Interest revenue                     $    26,101       $        --      $        --      $    26,101
          Interest expenses                    $       171       $        --      $        --      $       171
          Depreciation and amortization        $ 1,746,423       $   149,278      $        --      $ 1,895,701
          Segment profit                       $10,229,860       $   161,906      $        --      $10,391,766
          Segment assets                       $62,111,786       $ 7,163,454      $ 2,452,603      $71,727,843
          Expenditures for segment assets      $ 1,780,041       $        --      $        --      $ 1,780,041

   Reconciliation:

            REVENUES
            Total revenues for reportable segments                 $ 25,494,480
            Other revenue                                                    --
                                                                   ------------
                    Total consolidated revenues                    $ 25,494,480
                                                                   ============
            INTEREST REVENUE
            Total interest revenues for reportable segments        $     26,071
            Corporate interest revenue                                       30
                                                                   ------------
                    Total consolidated interest revenue            $     26,101
                                                                   ============

             INTEREST EXPENSES
            Total interest revenues for reportable segments        $        171
            Corporate interest revenue                                       --
                                                                   ------------
                    Total consolidated interest expenses           $        171
                                                                   ============

         PROFIT OR LOSS

            Total profit for reportable segments                   $ 10,391,766
            Corporate expenses                                     $   (190,359)
            Gain on dilution of interest in subsidiary             $  2,483,871
          Gain on valuation of held for trading investment         $  4,320,000
            Share of loss of equity method investment              $    (15,224)
                                                                   ------------
                    Profit before income tax                       $ 16,990,054
                                                                   ------------
            ASSETS
            Total assets for reportable segments                   $ 69,275,240
            Other assets
                                                                   $  2,452,603
                                                                   ------------
                    Total consolidated assets                      $ 71,727,843

                                                                   ============
            EXPENDITURES FOR SEGMENT ASSETS
            Total expenditures for assets for reportable segments  $  1,780,041
                                                                   ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007




Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.



   For the six months ended             ASIA PACIFIC    UNITED STATES      OTHER          TOTAL
   June 30, 2008                        ------------    -------------   -----------     -----------

   Revenues from external customers     $11,505,862     $       --      $        --     $11,505,862
   Property and equipment, net          $ 1,210,464     $   157,676     $    95,400     $ 1,463,540



   For the six months ended            ASIA PACIFIC     UNITED STATES      OTHER           TOTAL
   June 30, 2007                       ------------     ------------    -----------     -----------

   Revenues from external customers     $25,494,193     $       287     $        --     $25,494,480
   Property and equipment, net          $ 1,306,001     $   254,981     $    95,400     $ 1,656,382


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007


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

         During the period, the Group entered into the following transactions with the related party:


                     For the six months ended
                   --------------------------
                    JUNE 30,         JUNE 30,
                      2008             2007
                   ---------         -------
    Marketing     $      --          $82,449
                   =========         =======

13. SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $15,000,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated investment holding entity in the British Virgin Islands. The Company has received $5,000,000 in cash and publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2008 and December 31, 2007, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in publicly-traded shares of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement. Management is in the process of completing this transaction and has determined that the entire amount of $9,500,000 is recoverable and no allowances are necessary.

14. PURCHASE OF CBBN HOLDINGS LIMITED

         The Company through its wholly owned subsidiary, Tremax International Limited, entered into a sale and purchase agreement dated July 10, 2007 with Domaine Group Limited. Per the agreement the Company through its wholly owned subsidiary, Tremax International Limited would transfer 5,333,333 shares of the Company valued at $3,733,333 which is included as "Prepayment on purchase" at June 30, 2008 and December 31, 2007, respectively, in exchange for Domaine Group Limited transferring its 100% shares in CBBN Holdings Limited, a company incorporated in the British Virgin Islands. The transaction has not been consummated and the management of the Company is in the process of weighing its options under this deal and possibly restructuring it.


15. SUBSEQUENT EVENTS

         As of July 7, 2008 the Company disposed of a further 3,400,000 common shares of Auston International Group Ltd at S$0.045 per share for 2,400,000 shares and of S$0.05 per share for 1,000,000 shares for a total of S$158,000 purchase price. The proceeds of the sale were deposited into the Company's Singapore Currency bank account.

         As at July 10, 2008 the Company disposed a further 85,000 common shares of Auston International Group Ltd at S$0.05 per share for a total purchase price of $4,250.

         On July 8, 2008, M2B World Asia Pacific Pte Ltd entered into a convertible loan agreement with a company for $2,500,000 over a two year period. The loan bears an interest rate of 5% per annum, and the Company has the option to convert the loan into shares of M2B World Asia Pacific Pte Ltd, of an issue price of $0.942 cents per share at the end of the two year period.

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

         In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. On March 13 and 14, 2007, the Company disposed off 7,000,000 common shares of Auston International Group Ltd (Auston) at S$0.08 per share. As of December 31, 2007, the Company's equity interest in Auston was at 10.40%. As of this date of this report, the Company's equity interest in Auston shares stands at 2.13%.

         Subsequent to June 30, 2008, the Company disposed 2,400,000 common shares of Auston International Group Ltd at S$0.045 per share and a further 1,000,000 common shares of Auston International Group Ltd at S$0.05 per share.

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

         On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs. The staffing of M2B World Inc was also reduced from 9 staff to 1 staff as of October 31, 2007. The company has transferred its server farm to the Singapore server farm to, optimize bandwidth and support cost.

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

         On January 3, 2007, M2B World Asia Pacific Pte Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd from 100% to 81.6%.

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

         M2B ENTERTAINMENT, INC.

         M2B Entertainment, Inc. was incorporated on October 27, 2005. This subsidiary will oversee the Company's Canadian market. As of June 30, 2008, this subsidiary is dormant.

         M2B AUSTRALIA PTY LTD

         M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of June 30, 2008 this subsidiary is dormant.

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

         The company has entered into an agreement with Elleipsis, Inc to host the travel site and the travel software platform in the US with effect from June 30, 2008, The Company plans to have the travel service and the site operational before the end of the year. The launch and operations of the travel service is subject to funding considerations, and there can be no guarantee that the service can be operational as planned.

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

         RESULTS OF OPERATIONS

         REVENUE

         Financial Statement

         - Revenue for the quarter ended June 30, 2008 was $5,877,115 compared with $20,007,405 for the same period in 2007.

         - The Company's cash balance was $2,062,908 at June 30, 2008 compared with $2,322,541 at 31 December, 2007.

         REVENUE

         Revenue for the six months ended June 30, 2008 at $11,505,862 was lower than revenue of $25,494,480 for the six months ended June 30, 2007 by $13,988,618 (55%). The revenue for the three months ended June 30, 2008 decreased by $14,130,290 (71%), from $20,007,405 to $5,877,115 for the three months ended June 30, 2007 and 2008 respectively.

         Digit gaming revenue for the six months ended June 30, 2008 at $11,457,693 was higher than $10,459,791 at June 30, 2007 by $997,902
         (10%). Digit gaming revenue for the three months ended June 30, 2008 at $5,863,939 was higher than $4,982,965 at June 30, 2007 by $880,974
         (18%). This was mainly due to increase in lottery sales.

         Entertainment revenue for the six months ended June 30, 2008 at $48,169 was lower than entertainment revenue of $15,034,689 for the six months ended June 30, 2007 by $14,986,520 (99%). Entertainment revenue for the three months ended June 30, 2008 at $13,176 was lower than entertainment revenue of $15,024,440 for the three months ended June 30, 2007 by $15,011,264 (99%). The decrease in entertainment was significant and is further explained below.

         For the six months and three months ended June 30, 2007, the entertainment revenue was attributed to a one-off syndication and e-services project which resulted in revenue of $15,000,000. The project involved the completion and delivery of an IPTV platform to a company in Indonesia. The completion and delivery of the IPTV platform comprised of the hardware, software and middleware, and supply and programming of content.

         For the six months and three months ended June 30, 2008, the Company was involved in the redevelopment of WOWtv, the Company's broadband entertainment web TV service. The redevelopment was done to incorporate a new social networking service, and a user generated content service. These new services, combined with the video streaming services on WOWtv, was needed to upgrade the site to attract and sustain higher viewership. This in turn would provide the Company with a bigger potential for attracting advertising and syndication revenues to WOWtv. The new WOWtv is expected to be initially launched in July, 2008, with full operation expected by year end.

         The Company's current site was designed with a heavy bias to subscription and pay per view services. The current design was not optimised for free content supported by advertising revenues. The viewership also needed to be expanded in terms of unique visitors, page views and hits to attract advertising. The Company focused its efforts on redeveloping WOWtv to overcome these setbacks, and to provide it with a better potential in the future to attract advertisers. The Company felt that it would be a sound business strategy to launch the newly designed WOWtv first, and then to focus on obtaining advertising revenues in the next six months of the year. The Company was not able to secure any significant advertising, content syndication or e-services contracts for its broadband entertainment service in the first six months and three months ended June 30, 2008.

         Cost of Services

         Cost of services for the six months ended June 30, 2008 was $11,345,549 which increased by $53,414 (1%) from $11,292,135 for the six months ended June 30, 2007. Cost of services for three months ended June 30, 2008 was $5,757,169 which decreased by $111,465 (2%) from $5,868,634 for the three months ended June 30, 2007.

         As a proportion of revenue, the cost of services for the six months ended June 30, 2008 was 99% (cost of sales at $11,345,549 and revenue of $11,505,862) as compared to 44% (cost of sales at $11,292,135 and revenue of $25,494,480) for the six months ended June 30, 2007. It was 98% (cost of sales at $5,757,169 and revenue $5,877,115) as compared to 29% (cost of sale at $5,868,634 and revenue $20,007,405) for the three months ended June 30, 2008 and 2007 respectively.

         The decrease in the cost of services was attributed to the cost cutting measures in managing and operating the entertainment segment.

         DISTRIBUTION EXPENSES

         Distribution expenses for the six months ended June 30, 2008 at $205,900 were lower by $299,753 (59%) as compared to the amount of $505,653 incurred for the six months ended June 30, 2007. Distribution expenses for the three months ended June 30, 2007 was $196,006 which decreased by $115,036 (59%) from $80,970 for the three months ended June 30, 2008.

         The lower distribution expenses were attributed to decreased spending for marketing and promotions which decreased by $274,325 (86%), from $317,437 for the six months ended June 30, 2007 to $43,112 for the six months ended June 30, 2008. Distribution expenses decreased by $101,177 (90%) from $112,008 for the three months ended June 30, 2007 to $10,831 for the three months ended June 30, 2008 due to the same reason.

         GENERAL AND ADMINISTRATIVE EXPENSES

         Administration expenses for the six months ended June 30, 2008 at $1,941,146 were lower by $1,580,069 (45%) as compared to the amount of $3,521,215 incurred for the six months ended June 30, 2007.

         Administration expenses for the three months ended June 30, 2008 at $902,644 were lower by $946,275 (51%) as compared to the amount of $1,848,919 incurred for the three months ended June 30, 2007.

         The decrease in administrative expenses for the period ended June 30, 2008 was attributed mainly to the decrease in:

         o Amortization. License amortization had decreased by $1,040,452 (64%), from $1,625,494 for the six months ended June 30, 2007 to $585,042 for the six months ended March 31, 2008. It decreased by $534,706 (65%) from $821,613 for the three months ended June 30, 2007 to $286,907 for the three months ended June 30, 2008.The decrease was mainly due to most of the intangible assets being fully depreciated by end of December 31, 2007.

         o Staff costs. Staff costs had decreased by $263,200 (33%), from $788,446 for the six months ended June 30, 2007 to $525,246 for the six months ended June 30, 2008. It decreased by $126,158 (33%) from $381,008 for the three months ended June 30, 2007 to $254,850 for the three months ended June 30, 2008.The decrease was mainly due as a result of cost reduction measures to reduce operating costs

         (LOSS) INCOME FROM OPERATIONS

         The Company incurred a loss from operations of $1,986,773 for the six months ended June 30, 2008 as compared to the income from operations of $10,175,477 for the six months ended June 30, 2007. For the three months ended June 30, 2008, the Company incurred a loss from operations of $863,668 as compared to the income from operations of $12,093,846 for the three months ended June 30, 2007. This was due to the significant decrease in the entertainment revenue. This is further explained under the revenue segment in the results of operations.

         NET (LOSS) INCOME

         Net loss for the six months ended June 30, 2008, was $2,869,484 which decreased by $18,273,106 (119%) from net income of $15,403,622 for the six months ended June 30, 2007.

         Net loss for the three months ended June 30, 2008, was $1,467,183 which decreased by $16,120,569 (110%) from net income of $14,653,386 for the three months ended June 30, 2007.

         The significant decrease in net income for the six months and three months ended June 30, 2008 was mainly attributed to the decrease in the entertainment business. The decrease was partly attributed to the net gain of $4,320,000 as of June 30, 2007 in the fair value of an investment (equity securities) held for trading, offset by the net loss of $1,385,000 as of June 30, 2008 in the same investment.

         The decrease was also party attributed to the net gain of $2,483,871 as of March 31, 2007 on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd by issuing shares to the private investors at a premium. On January 3, 2007, M2B World Asia Pacific Pte. Ltd., issued 7,778,014 shares of common stock through private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.7%.
          This net gain was offset by the net loss of $442,051 as of June 30, 2008 on the disposal of investments available for sale.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash at $2,062,908 at June 30, 2008 as compared to cash of $2,322,541 at December 31, 2007.

         The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

         During the three months ended June 30, 2008, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $5,201,225 and $10,237,958 in marketable securities as of June 30, 2008 and December 31, 2007 respectively.

         The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $2,062,908 and $2,322,541 at June 30, 2008 and December 31, 2007, respectively.

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

           Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended June 30, 2008 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

           MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

           Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q for the period ended June 30, 2008 a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

           In connection with the preparation of the Quarterly Report on Form 10-Q for the period ended June 30, 2008 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework". Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of June 30, 2008. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

           The Company needs to complete implementing the internal controls based on the criteria established in Internal Control -- Integrated Framework issued by the COSO. The management is fully committed to implement the internal controls based on these criteria in 2008 and the management believes that it is taking the steps that will properly address any issue.

           Subsequent to June 30, 2008, the Company is in the process of hiring a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

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

           CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

           There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
           .

PART II :  OTHER INFORMATION

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

         In connection with the preparation of the Annual Report on Form 10K and this Quarterly Report on Form 10-Q, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in "Internal Control-Integrated Framework".

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         None


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5: OTHER INFORMATION

         Based upon the Company's review of its aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates of the Company which is less than $50 million as of the last business day of the second fiscal quarter ended June 30, 2008, the Company has made a determination that it is exiting an accelerated filer status and becomes a smaller reporting company, filer as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company chooses to reflect this determination beginning with its first quarter report on Form 10-Q following this determination pursuant to Rule 12b-2(4)(i) of the Securities Exchange Act of 1934.


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


August 11, 2008                          /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer