Form 10-Q
period 2008-09-30
AMARU INC
filed 2008-11-13
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended September 30, 2008

                                       OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-50065

                                   Amaru, Inc.
              ---------------------------------------------------------
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

Large accelerated Accelerated filer |_| Non-accelerated filer |X| Smaller reporting
filer |_|                               (Do not check if a        company |_|
                                         smaller reporting
                                         company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                     159,431,861 shares
-----------------------------              ---------------------------------
          (Class) (                        Outstanding at September 30, 2008)

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
Consolidated Statements of Cash Flows                                             F-6
Notes to Consolidated Financial Statements                                        F-7 to F-30

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                           1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               7

ITEM 4:  CONTROLS AND PROCEDURES                                                  9


PART II:  OTHER INFORMATION
-----------------------------------

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
SIGNATURES

                             AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                     2008            2007
                                                              -----------     -----------
Current assets

Cash and cash equivalents                                       1,750,947     $ 2,322,541
Accounts receivable, net of allowance of
$107,720 and $54,154 at September 30, 2008 and
December 31, 2007 respectively                                    814,905         744,589
Prepayment on purchase                                          3,733,333       3,733,333
Account receivable from sale of IPTV Platform                   9,500,000       9,500,000
Equity securities held for trading                              1,099,000       2,924,000
Other current assets                                            1,874,041         513,614
Inventories                                                     1,145,896       1,157,248
Investments available for sale                                  2,402,613       2,402,613
                                                              -----------     -----------
Total current assets                                           22,320,735      23,297,938
                                                              -----------     -----------

Non-current assets

Property and equipment, net                                     1,292,133       1,797,146

Intangible assets, net                                         24,894,157      25,693,066

Equity Method Investment                                        4,924,110       4,942,283
Investments available for sale                                    959,290       4,911,345
                                                              -----------     -----------

Total non-current assets                                       32,069,690      37,343,840
                                                              -----------     -----------
Total assets                                                  $54,390,425     $60,641,778
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                         $ 1,848,855     $ 3,068,613

Other payables                                                         --         100,005

Advances from related parties                                      78,376         155,313

Capital lease payable - short term                                 11,012          10,746

Income taxes payable                                                5,428           5,428
                                                              -----------     -----------

Total current liabilities                                       1,943,671       3,340,105
                                                              -----------     -----------
Deferred tax liabilities                                           14,333       1,672,801

Convertible term loan                                           2,276,546              --

Capital lease payable - long termm                                 50,467          57,306
                                                              -----------     -----------

Total non-current liabilities                                   2,341,346       1,730,107
                                                              -----------     -----------
Total liabilities                                               4,285,017       5,070,212

Commitments                                                            --              --
Stockholders' equity

Preferred stock (par value $0.001) 5,000,000
 shares authorized;
 0 shares issued and outstanding at September
 30, 2008 and December 31, 2007,
 respectively                                                          --              --

Common stock (par value $0.001)
 200,000,000 shares
 authorized;159,431,861 and 159,431,861
 shares issued and outstanding at September 30,
 2008 and December 31, 2007, respectively                         159,431         159,431

Additional paid-in capital                                     42,918,666      42,918,666

Retained earnings                                               2,081,093       5,650,447

Accumulated other comprehensive income                            954,073       2,223,641

Minority interest                                               3,992,145       4,619,381
                                                              -----------     -----------
Total stockholders' equity                                     50,105,408      55,571,566
                                                              -----------     -----------

Total liabilities and shareholders' equity                    $54,390,425     $60,641,778
                                                              ===========     ===========


                            See accompanying notes to consolidated financial statements




                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                              FOR THE NINE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                          ---------------------------------    ---------------------------------
                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                   2008               2007               2008               2007
                                          -------------      -------------      -------------      -------------

Revenue:

Entertainmnet

  Advertising/Subscription                $      55,568      $      36,991      $       7,399      $       2,302
  Syndication/e-services                             --         15,000,000                 --                 --
                                          -------------      -------------      -------------      -------------
Total entertainment                              55,568         15,036,991              7,399              2,302

Digit gaming                                 18,067,143         16,481,642          6,609,450          6,021,851
                                          -------------      -------------      -------------      -------------
Total revenue                                18,122,711         31,518,633          6,616,849          6,024,153

Cost of services                            (17,752,420)       (17,553,771)        (6,406,871)        (6,261,636)
                                          -------------      -------------      -------------      -------------

Gross profit(loss)                              370,291         13,964,862            209,978           (237,483)

Distribution costs                             (320,332)          (677,357)          (114,432)          (171,704)

Administrative expenses                      (2,882,627)        (5,152,899)          (941,481)        (1,631,683)
                                          -------------      -------------      -------------      -------------
Total expenses                               (3,202,959)        (5,830,256)        (1,055,913)        (1,803,388)
                                          -------------      -------------      -------------      -------------

Income (loss) from operations                (2,832,668)         8,134,606           (845,935)        (2,040,871)

Other (expenses) income:

 Interest expenses                              (28,218)              (678)           (27,107)              (507)

 Interest income                                 12,368             36,489              3,398             10,388

 Gain (loss) on disposal of equipment             2,939               (152)             1,051               (152)

Gain on dilution of interest
 in subsidiary                                       --          2,483,871                 --                 --

Loss on sale of investment securities          (465,888)                --            (23,837)                --

Net change in fair value of financial
 assets at fair value securities
 for trading                                 (1,825,000)        (4,002,000)          (440,000)        (8,322,000)

Share of income/(loss) of associate             (18,173)            (8,827)            (5,627)             6,397
                                           -------------      -------------      -------------      -------------

Income (Loss) before income taxes            (5,154,640)         6,643,309         (1,338,057)       (10,346,745)

(Provision) benefit for Income taxes            958,050           (902,464)            10,951            683,968
                                          -------------      -------------      -------------      -------------
Net income (loss)                         $  (4,196,590)     $   5,740,845      $  (1,327,106)     $  (9,662,777)
                                          =============      =============      =============      =============
Attribute to:
Equity holders of the company             $  (3,569,354)     $   4,662,124      $  (1,106,535)     $  (7,966,020)
Minority interests                             (627,236)         1,078,721           (220,571)        (1,696,757)
                                          -------------      -------------      -------------      -------------
Net income (loss)                         $  (4,196,590)     $   5,740,845      $  (1,327,106)     $  (9,662,277)
                                          =============      =============      =============      =============
Net income per share
- Basic and diluted                       $       (0.03)     $        0.04      $       (0.01)     $       (0.06)
                                          =============      =============      =============      =============
Weighted average number of common
shares outstanding
- Basic and diluted                         159,431,861        155,577,356        159,431,861        158,794,180
                                          =============      =============      =============      =============


                            See accompanying notes to consolidated financial statements




                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)


                              PREFERRED STOCK               COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR                           PAR         ADDITIONAL     SUBSCRIBED
                             OF           VALUE         NUMBER OF       VALUE         PAID-IN         COMMON         RETAINED
                           SHARES        ($0.001)        SHARES       ($0.001)        CAPITAL         STOCK          EARNINGS
                        ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance at
  December 31,
  2006                            --             --    153,638,528   $    153,638   $ 38,942,126   $    189,000    $  2,084,908

Subscribed common
  Stock issued                    --             --        420,000            420        188,580       (189,000)            --

Common stock issued
  for services                    --             --         40,000             40         59,960             --             --

Common stock issued
  in exchange for prepayment
   of investment                  --             --       5,333,333         5,333       3,728,000            --             --

Contribution from
  minority interest               --             --             --             --             --             --             --

Gain on dilution of
  interest in
  subsidiary                      --             --             --             --             --             --             --

Net income                        --             --             --             --             --             --    $ 3,565,539

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                      --             --             --             --             --             --             --

Comprehensive
  income
                        ------------   ------------   ------------   ------------   ------------   ------------    ------------
Balance at
December 31,
2007                             --             --     159,431,861   $    159,431   $ 42,918,666            --     $ 5,650,447
                        ============   ============   ============   ============   ============   ============    ============

                                                                                                       (CONTINUED ON NEXT PAGE)

                                   See accompanying notes to consolidated financial statements
                                                               F-4






(CONTINUED FROM PREVIOUS PAGE)


                                         ACCUMULATED OTHER
                                       COMPREHENSIVE INCOME
                                  ---------------------------
                                    CURRENCY                                             TOTAL
                                  TRANSLATION      FAIR VALUE          MINORITY       SHAREHOLDERS'
                                    RESERVE          RESERVE           INTEREST         EQUITY
                                 ------------     ------------      ------------      ------------

Balance at
  December 31,
  2006                           $     12,927     $  3,664,647      $         --      $ 45,047,246

Subscribed common
  Stock issued                             --               --                --                --

Common stock issued
  for services                             --               --                --            60,000


Common stock issued
  in exchange for prepayment               --               --                --         3,733,333
  of investment


Contribution from
  minority interest                        --               --         5,580,000         5,580,000

Gain on dilution of
  interest in
  subsidiary                               --               --        (2,483,872)       (2,483,872)

Net income                                 --               --         1,523,253         5,088,792

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                               --       (1,453,933)               --        (1,453,933)
                                                                                      ------------
Comprehensive
  income                                   --               --                --         3,634,859
                                 ------------     ------------      ------------      ------------
Balance at
December 31,
2007                             $     12,927     $  2,210,714      $  4,619,381      $ 55,571,566
                                 ============     ============      ============      ============

           See accompanying notes to consolidated financial statements

                                       F-4A



                                            AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                       PREFERRED STOCK              COMMON STOCK
                  -------------------------   -------------------------
                    NUMBER         PAR                          PAR        ADDITIONAL    SUBSCRIBED
                      OF          VALUE        NUMBER OF       VALUE        PAID-IN        COMMON       RETAINED
                    SHARES       ($0.001)       SHARES        ($0.001)      CAPITAL        STOCK        EARNINGS
                  -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at
  December 31,
  2007                     --          --     159,431,861    $   159,431   $42,918,666          --     $ 5,650,447

Net loss                   --          --              --             --            --          --      (3,569,354)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax               --          --              --             --            --          --              --

Comprehensive
  income                   --          --              --             --            --          --              --
                     --------      ------     -----------    -----------   -----------     -------     -----------
Balance at
September 30, 2008         --          --     159,431,861    $   159,431   $42,918,666          --     $ 2,081,093
                    =========      ======     ===========    ===========   ===========     =======     ===========

                                                                                          (CONTINUED ON NEXT PAGE)

                                   See accompanying notes to consolidated financial statements




 (CONTINUED FROM PREVIOUS PAGE)


                     ACCUMULATED OTHER
                    COMPREHENSIVE INCOME
                  ------------------------
                   CURRENCY                                    TOTAL
                  TRANSLATION   FAIR VALUE     MINORITY     SHAREHOLDERS'
                    RESERVE       RESERVE      INTEREST        EQUITY
                  -----------   -----------   -----------   -----------

Balance at
  December 31,
  2007            $    12,927    2,210,714     4,619,381     55,571,566
Net loss                   --           --      (627,236)    (4,196,590)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax              --    (1,269,568)           --     (1,269,568)
                                                            -----------
Comprehensive
 loss                     --          --              --     (5,466,158)
                  -----------   -----------    ---------    -----------

Balance at
 September 30,
 2008             $   12,927    $  941,146   $ 3,992,145    $50,105,408
                  ===========   ==========    ==========    ===========


           See accompanying notes to consolidated financial statements

                                       F-5A


                                       AMARU, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                           FOR THE NINE MONTHS ENDED
                                                                         -----------------------------
                                                                    SEPTEMBER 30, 2008  SEPTEMBER 30, 2007
                                                                    ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $ (4,196,590)     $  5,740,845
    Adjustments for:
    Amortization                                                             872,105         2,308,179
    Depreciation                                                             504,813           406,141
    (Gain) loss on disposal of equipment                                      (2,939)              152
    Acquisition of investment in exchange for account receivable                  --       (11,636,000)
    Gain on dilution of interest in subsidiary                                    --        (2,483,871)
    Net change in fair value of financial assets at fair value
     through Profit or Loss-held for trading                               1,825,000         4,002,000
    Common stock issued for services                                              --            60,000
    Common stock issued in exchange for prepayment of investment                  --         3,733,333
    Deferred taxes                                                          (947,099)          902,464
    Share of loss of associate                                                18,173             8,827
    Loss on disposal of investment available for sale                        465,888                --

 Changes in operation assets and liabilities
    Accounts receivables                                                     (70,316)       (2,509,706)
    Inventories                                                               11,352           534,780
    Others current assets                                                 (1,360,427)       (3,711,360)
    Accounts payable and accrued expenses                                 (1,219,758)          265,146
    Other payables                                                          (100,005)          157,100
    Income taxes payable                                                          --           (53,045)
                                                                        ------------      ------------
Net cash used in operating activities                                     (4,199,803)       (2,275,015)
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of equipment                                       18,696               691
    Acquisition of equipment                                                 (15,557)         (761,440)
    Acquisition of associate                                                      --           (66,115)
    Acquisition of investments                                                    --                --
    Acquisition of intangible assets                                         (73,196)       (2,340,395)
    Proceeds from disposal of investment available for sale                1,505,230                --
                                                                        ------------      ------------
Net cash provided by (used in) investing activities                        1,435,173        (3,167,259)

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments of balances due to related party                               (76,937)               --
   Proceeds from related party                                                    --           100,695
   Proceeds from hire purchase creditor                                           --            68,975
   Repayment of obligation under capital lease                                (6,573)               --
   Capital contributed by minority shareholders                                   --         5,580,000
   Receipts from convertible term loan                                     2,276,546                --
                                                                        ------------      ------------
Net cash provided by financing activities                                  2,193,036         5,749,670

Effect of exchange rate changes on cash and cash equivalents                      --                --
                                                                        ------------      ------------

Cash flows from all activities                                              (571,594)          307,396

Cash and cash equivalents at beginning of period                           2,322,541         2,294,984
                                                                        ------------      ------------

Cash and cash equivalents at end of period                              $  1,750,947      $  2,602,380
                                                                        ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                          $         --      $ 11,636,000
                                                                        ============      ============
Common stock in exchange for prepayment of investment (2)                         --         3,733,333
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

           See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007

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

         The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia.

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

         The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit games operations. At this time the Company's revenues are not derived from all of the above sources - see the Company's financial statements.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


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

    2.4  Accounts Receivable

         Accounts receivable, which generally have 30 to 90 day terms, are recorded at the invoiced amount less an allowance for any uncollectible amounts (if any) and do not bear interest. Amounts collected on accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The allowance for doubtful accounts is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. Bad debts are written off as incurred. The Company does not have any off-balance sheet credit exposure related to its customers.

         The Company's primary exposure to credit risk arises through its accounts receivable. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



            The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.


                                            FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                          -----------------------------   ------------------------------
                                          SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,
                                              2008            2007            2008           2007
                                           -----------     -----------     -----------     -----------

Sales outside of the U.S.                  $18,122,711     $31,518,290     $ 6,616,849     $ 6,024,096

Services purchased outside of the U.S.     $17,719,384     $17,449,405     $ 6,396,831     $ 6,189,248



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



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

         The film library which are classified as indefinite lives relate to film library rights that are acquired for perpetuity by the Company. The film library which are classified as having definite lives relate to film library rights that are generally acquired for one to ten years by the Company.

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

         An Equity Method Investment is an entity over which the group has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies. The results and assets and liabilities of Equity Method Investment are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the group's share of the net assets of the Equity Method Investment, less any impairment in the value of individual investments. Losses of an Equity Method Investment in excess of the group's interest in that Equity Method Investment (which includes any long-term interests that, in substance, form part of the Company's net investment in the Equity Method Investment) are not recognised, unless the group has incurred legal or constructive obligations or made payments on behalf of the Equity Method Investment.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



         Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the Equity Method Investment recognized at the date of acquisition is recognised as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognised immediately in the consolidated profit and loss statement.

         Where a group entity transacts with an Equity Method Investment of the group, profits and losses are eliminated to the extent of the group's interest in the relevant associate.

   2.9   Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of September 30, 2008 totaled $1,099,000 and December 31, 2007 totaled $2,924,000. The changes relate to fair value adjustment of $1,825,000 for the 9 months ended September 30, 2008 and $476,000 for the year ended December 31, 2007.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



   2.10  Valuation of Long-Lived Assets

         The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the three months ended September 30, 2008 and the year ended December 31, 2007.

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

 Fair Value Measurement at September 30, 2008 using:
 --------------------------------------------------


                                               Prices or Fair Value    Quoted Prices in         Valuation
                                                  Measurements at       Active Markets          Techniques
                                                 September 30, 2008       (Level 1)              (Level 3)
Description                                              ($)                  ($)                   ($)
-----------------------------------------------------------------------------------------------------------
   Equity Securities Held for Trading                 1,099,000             1,099,000                   --

   Investments Available for Sale - Current           2,482,239                    --             2,402,613

   Investments Available for Sale - Non Current              --                    --               959,290

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



         The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial assets (Investments Available for Sale) for the nine months ended September 30, 2008.

                                                  Nine Months Ended
                                                  September 30, 2008
                                                  ------------------

          Balance at the beginning of the period     $ 7,313,958
          Change in fair value of Investments
             Available for Sale - unrealized          (1,980,937)
          Loss on disposal of Investments
             Available for Sale - realized              (465,888)
          Proceeds from sale of Investments
            Available for Sale                        (1,505,230)
                                                     -----------
          Balance at the end of the period           $ 3,361,903
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


   2.12  Advances from Related Party

         Advances from director and related party of $78,376 are unsecured, non-interest bearing and payable on demand.

   2.13  Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the quarter ended September 30, 2008 and 2007.

         On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


   2.14  Foreign Currency Translation

         Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



         During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

         Upon adoption of FIN 48 as of January 1, 2007, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $XXXXX. These amounts consider the guidance in FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48".The Company has not accrued any additional interest or penalties as a result of the adoption of FIN 48.

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

   2.20  Advertising

         The cost of advertising is expensed as incurred. For the nine months ended September 30, 2008 and 2007, the Company incurred advertising expenses of $67,863 and $408,857 respectively. For the three months ended September 30, 2008 and 2007, the Company incurred advertising expenses of $24,751 and $91,420 respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007

   2.21  Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

   3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                  September 30,    December 31,
                                                       2008           2007
                                                    ----------     ----------

          Quoted equity security, at fair value     $1,099,000     $2,924,000
                                                    ==========     ==========


         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of $1,825,000 for the 9 months ended September 30, 2008 and $476,000 for the year ended December 31, 2007.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of approximately US$0.032 per share.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

   4. OTHER CURRENT ASSETS

 Other current assets consist of the following:

                               SEPTEMBER 30,   DECEMBER 31,
                                   2008            2007
                                ----------     ----------
          Prepayments           $  108,133     $  169,641
          Deposits               1,658,279        171,095
          Other receivables        107,629        172,878
                                ----------     ----------
                                $1,874,041     $  513,614
                                ==========     ==========
   5. PROPERTY AND EQUIPMENT

 Property and equipment consist of the following:

                                              SEPTEMBER 30,     DECEMBER 31,
                                                 2008              2007
                                              -----------      -----------
          Office equipment                    $ 1,155,395      $ 1,148,013
          Motor vehicle                            91,190          112,563
          Furniture, fixture and fittings         602,655          596,790
          Set-top boxes                           843,946          842,494
                                              -----------      -----------
                                                2,693,186        2,699,860
          Accumulated depreciation             (1,401,053)        (902,714)
                                              -----------      -----------
                                              $ 1,292,133      $ 1,797,146
                                              ===========      ===========

Depreciation expense was $504,813 for the nine months ended September 30, 2008 and $406,141 for the nine months ended September 30, 2007.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



6. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                               SEPTEMBER 30,     DECEMBER 31,
                                                   2008              2007
                                               ------------      ------------
          INDEFINITE LIVES
          Film library                         $ 17,762,337      $ 17,759,080
                                               ------------      ------------
                                                 17,762,337        17,759,080
                                               ------------      ------------
          DEFINITE USEFUL LIVES
          Film library                            5,400,410         5,331,930
          Gaming license                          7,090,000         7,090,000
          Product development expenditures          719,220           719,220
          Software license                           12,649            12,649
                                               ------------      ------------
                                                 13,222,279        13,153,799
          Accumulated amortization               (6,090,459)       (5,219,813)
                                               ------------      ------------
                                                  7,131,820         7,933,986
                                               ------------      ------------
                                               $ 24,894,157      $ 25,693,066
                                               ============      ============

Amortization expense was $872,105 for the nine months ended September 30, 2008 and $2,308,179 for the nine months ended September 30, 2007

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



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

The film library which are classified as having definite lives relate to film library rights that are generally acquired for one to ten years by the Company.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



7. EQUITY METHOD INVESTMENT

                                              SEPTEMBER 30,     DECEMBER 31,
                                                  2008              2007
                                               -----------      -----------

     Fair value of investment in associate     $ 3,693,650      $ 3,693,650
     Goodwill                                    1,272,465        1,272,465
     Share of post-acquisition loss                (42,005)         (23,832)
                                               -----------      -----------
                                               $ 4,924,110      $ 4,942,283
                                               ===========      ===========

Details of the Company's Equity Method Investment as at September 30, 2008 are as follows:

  Name of Business:     121 View Corporation (SEA) Ltd

  Place of Incorporation:  British Virgin Islands

  Principle of Activity:  Digital signage solutions

  Proportion of
  Ownership Interest:       SEPTEMBER 30, 2008           DECEMBER 31, 2007
                            ------------------            ----------------

                                  30.1%                        30.1%

One of the directors of the Company has an interest in the Equity Method Investment Company. One of the directors of the Company is also a director in the Equity Method Investment.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



Summarised financial information in respect of the Company's Equity Method Investment is set out below:


                                                  SEPTEMBER 30,     DECEMBER 31,
                                                      2008              2007
                                                   -----------      -----------

 Total assets                                      $ 9,334,802      $ 9,353,100
 Total liabilities                                     (53,739)         (23,562)
                                                   -----------      -----------
 Net assets                                        $ 9,281,063      $ 9,329,538
                                                   ===========      ===========

 Company's share of Equity Method
Investment's net assets                            $ 2,793,600      $ 2,808,191
                                                   ===========      ===========

 Revenue                                           $        --      $   163,574
                                                   ===========      ===========

 Loss for the period                               $   (60,375)     $   (77,735)
                                                   ===========      ===========

 Company's share of Equity Method Investment's
 loss for the period                               $   (18,173)     $   (23,832)
                                                   ===========      ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



8. INVESTMENTS AVAILABLE-FOR-SALE

      Investments available-for-sale consist of the following:

                                      SEPTEMBER 30,  DECEMBER 31,
                                          2008          2007
                                       ----------     ----------
      Non Current:
        Quoted equity securities       $   79,626     $4,031,681
        Unquoted equity securities        879,664        879,664
                                       ----------     ----------

                                          959,290      4,911,345
      Current:
        Unquoted equity securities      2,402,613      2,402,613
                                       ----------     ----------
                                       $3,361,903     $7,313,958
                                       ==========     ==========

The investments in quoted equity securities comprised of 5,705,571 common shares of Auston International Group Ltd (Auston). As of September 30, 2008, the market value of the Auston shares was S$0.02 (2007: S$0.24) per share.

The Company had incurred losses of $465,888 during the nine months ended September 30, 2008 after the disposal of 30,723,000 common shares of Auston International Group Ltd (Auston).

The unquoted equity securities classified as available-for-sale, with a carrying value of $879,664 as of September 30, 2008 and December 31, 2007, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



9. COMMITMENTS

      As of the balance sheet date, the Group has the following capital commitments:

                                         SEPTEMBER 30,  DECEMBER 31,
                                              2008           2007
                                           ----------     ----------
       CAPITAL COMMITMENTS:
       Contracted but not provided for
              Film library                 $  111,687     $  118,073
              Set-top boxes                $2,074,825     $2,074,825
                                           ----------     ----------
                                           $2,186,512     $2,192,898
                                           ==========     ==========


      Capital Leases

      The following summarizes the Company's capital lease obligations at September 30, 2008:

                                                         2008          2007
                                                       --------      --------
       Future minimum lease payments                   $ 73,744      $ 81,628

       Less: amounts representing interest              (12,265)      (13,576)
                                                       --------      --------
       Present value of net minimum lease payments       61,479        68,052

       Less: current portion                            (11,012)      (10,746)
                                                       --------      --------
                                                       $ 50,467      $ 57,306
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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the nine months ended September 30, 2008 and 2007 was $196,412 and $252,585, respectively. As of September 30, 2008, the future minimum lease payments are as follows:

          For the Quarter Ended
          September 30,           Operating      Capital
          ---------------------   ---------     --------
          2008                     $ 85,650     $  2,753
          2009                      222,879       11,012
          2010                       19,205       11,012
          2011                           --       11,012
          2012                           --       25,690
                                   --------     --------
                                   $327,734     $ 61,479
                                   ========     ========

10. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $XXXX of unused U.S. net operating loss carry-forwards at June 30, 2008, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2008 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $4,786,937 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2008, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



For the three and nine
months ended September 30, 2008       ENTERTAINMENT    DIGIT GAMING        OTHER        TOTAL
                                      -------------    ------------     ---------    ------------

Revenues from external customers     $     55,568      $ 18,067,143     $     --     $ 18,122,711
Interest                             $     12,368      $         --     $     --     $     12,368
revenue
Interest                             $     28,218      $         --     $     --     $     28,218
expenses
Depreciation and amortization
                                     $  1,153,001      $    223,917     $     --     $  1,376,918
Segment profit (loss)                  (3,002,843)     $    418,577     $     --       (2,584,266)
Segment assets                       $ 46,585,909      $  7,802,186     $  2,330     $ 54,390,425
Expenditures for segment
assets                               $     88,753      $         --     $     --     $     88,753
                                           88,753                --           --           88,753


Reconcilliation: -

      REVENUES
      Total revenues for reportable segments                $ 18,122,711
      Other revenue                                         $         --
                                                            ------------
      Total consolidated revenues                           $ 18,122,711
                                                            ============
      INTEREST REVENUE
      Total interest revenue for reportable segments        $     12,368
      Corporate interest revenue                            $         --
                                                            ------------
      Total consolidated interest revenue                   $     12,368
                                                            ============

      INTEREST EXPENSES
      Total interest revenue for reportable segments        $     28,218
      Corporate interest revenue                            $         --
                                                            ------------
      Total consolidated interest expenses                  $     28,218
                                                            ============

      PROFIT OR LOSS
      Total (loss) for reportable segments                  $ (2,584,266)
      Corporate loss                                        $   (261,313)
      Loss on disposal of investment available for sale     $   (465,888)
      Loss on valuation of held for trading investment      $ (1,825,000)
      Share of loss of associate                            $    (18,173)
                                                            ------------
      Loss before income tax                                $ (5,154,640)
                                                            ============
      ASSETS
      Total assets for reportable segments                  $ 54,388,095
      Other assets                                          $      2,330
                                                            ------------
      Total consolidated assets                             $ 54,390,425
                                                            ============

     EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for
      reportable segments                                   $     88,753
                                                            ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007




     For the three and nine months
        ended September 30, 2007                               ENTERTAINMENT     DIGIT GAMING          OTHER           TOTAL
                                                               ------------      ------------     ------------     ------------
     Revenues from external customers                          $ 15,036,991      $ 16,481,642     $         --     $ 31,518,633
     Interest revenue                                          $     36,489      $         --               --     $     36,489
     Interest expenses                                         $        678      $         --     $         --     $        678
     Depreciation and amortization                             $  2,490,403      $    223,917     $         --     $  2,714,320
     Segment profit                                            $  8,135,309      $    320,323     $         --     $  8,455,632
     Segment assets                                            $ 53,361,216      $  7,325,817     $  2,423,518     $ 63,110,551
     Expenditures for segment assets                           $  3,101,835      $         --     $         --     $  3,101,835


     Reconciliation:

     REVENUES
     Total revenues for reportable segments                    $ 31,518,633
     Other revenue                                             $         --
                                                               ------------
              Total consolidated revenues                      $ 31,518,633
     INTEREST REVENUE
     Total interest revenue for reportable segments            $     36,459
     Corporate interest revenue                                $         30
                                                               ------------
              Total consolidated interest revenue              $     36,489
                                                               ------------
     INTEREST EXPENSES
     Total interest expenses for reportable segments           $        678
     Corporate interest expenses                               $         --
                                                               ------------
              Total consolidated interest revenue              $        678
                                                               ------------
     PROFIT OR LOSS
     Total loss for reportable segments                        $  8,455,632
     Corporate expenses                                        $   (285,367)
     Gain on dilution of interest in subsidiary                $  2,483,871
     Loss on valuation for held for trade investment           $ (4,002,000)
     Share of loss of associate                                $     (8,827)
                                                               ------------
              Income before income tax                         $  6,643,309
                                                               ------------
     ASSETS
     Total assets for reportable segments                      $ 60,687,033
     Other assets                                              $  2,423,518
                                                               ------------
              Total consolidated assets                        $ 63,110,551
                                                               ------------
     EXPENDITURES FOR SEGMENT ASSETS
     Total expenditures for assets for reportable segments     $  3,101,835
                                                               ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



      Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.


      For the three and nine months
      ended September 30, 2008            ASIA PACIFIC    UNITED STATES     OTHER           TOTAL
                                          -----------     -----------     -----------     -----------

     Revenues from external customers     $18,122,711     $        --     $        --     $18,122,711
     Property and equipment, net          $ 1,063,383     $   133,350     $    95,400     $ 1,292,133

     For the three and nine months
     ended September 30, 2007             ASIA PACIFIC    UNITED STATES     OTHER           TOTAL
                                         -----------     -----------     -----------     -----------


     Revenues from external customers     $31,518,290     $       343     $        --     $31,518,633
     Property and equipment, net          $ 1,244,145     $   230,655     $    95,400     $ 1,570,200


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

During the period, the Group entered into the following transactions with the associate:

                For the nine months ended       For the three months ended
               -----------------------------  -----------------------------
               SEPTEMBER 30,   SEPTEMBER 30,  SEPTEMBER 30,   SEPTEMBER 30,
                   2008            2007           2008            2007
               --------------    --------     ------------     ----------

  Associate:
   Marketing   $           --    $110,537     $         --     $   28,088
               ==============    ========     ============     ==========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


13. SALE OF IPTV PLATFORM

In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $15,000,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $5,000,000 in cash and publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2008 and December 31, 2007, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in publicly-traded shares of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement. Management is in the process of completing this transaction and has determined that the entire amount of $9,500,000 is recoverable and no allowances are necessary.

14. PURCHASE OF CBBN HOLDINGS LIMITED

The Company through its wholly owned subsidiary, Tremax International Limited, entered into a sale and purchase agreement dated July 10, 2007 with Domaine Group Limited. Per the agreement the Company through its wholly owned subsidiary, Tremax International Limited would transfer 5,333,333 shares of the Company valued at $3,733,333 which is included as "Prepayment on purchase" at June 30, 2008 and December 31, 2007, respectively, in exchange for Domaine Group Limited transferring its 100% shares in CBBN Holdings Limited, a company incorporated in the British Virgin Islands. The transaction has not been consummated and the agreement had expired and was not extended. The Management of the Company had decided not to proceed with this agreement.


15. LOAN AND BORROWINGS

                                        SEPTEMBER 30,      DECEMBER 31,
                                           2008              2007

     Non-current

     Convertible loan                  $ 2,500,000              --
     Less: Future interest charges     $  (223,454)             --
                                       ----------
                                       $2,276,546

Term loans held by the Company at balance sheet date are as follows:

(a) $2,500,000 represents a 2-year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the 2-year period. The loan commenced in July 2008 and will mature in June 2010.

16. SUBSEQUENT EVENTS

As of October 24, 2008, the Company disposed of a further 1,000,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $15,000.

As of October 28, 2008, the Company disposed of a further 2,085,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $31,275.

As of October 29, 2008, the Company disposed of a further 1,990,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $29,850.

As of October 30, 2008, the Company disposed of a further 630,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $9,450.

As of November 5, 2008, the Company disposed of a further 571 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $8.56.

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

OVERVIEW

The key business focus of the Company is Entertainment-on-Demand, and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

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

In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. On March 13 and 14, 2007, the Company disposed off 7,000,000 common shares of Auston International Group Ltd (Auston) at S$0.08 per share. As of December 31, 2007, the Company's equity interest in Auston was at 10.40%. As of this date of this report, the Company's equity interest in Auston shares stands at 1.63 %.

Subsequent to June 30, 2008, the Company disposed 2,400,000 common shares of Auston International Group Ltd at S$0.045 per share and a further 1,000,000 common shares of Auston International Group Ltd at S$0.05 per share.

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company has leased a new office on Sunset Boulevard, West Hollywood that came into effect in August 2006, which offices are currently being subleased (see below). In October 2007, M2B World Inc reduced its staffing and in November 2007 sub-leased its premise as part of the Company's cost reduction measures.

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

The investment is pending the approval of the regulatory authorities in Taiwan, which is a requirement for foreign investments in Taiwan. The agreement had expired and was not extended and the Management of the Company had decided not to proceed with this agreement.

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the quarter ended September 30, 2008 was $6,616,849 compared with $6,024,153 for the same period in 2007.

- The Company's cash balance was $1,750,947 at September 30, 2008 compared with $2,322,541 at 31 December, 2007.

REVENUE

Revenue for the nine months ended September 30, 2008 at $18,122,711 was lower than revenue of $31,518,633 for the nine months ended September 30, 2007 by $13,395,922 (43%). The revenue for the three months ended September 30, 2008 increased by $592,696 (10%), from $6,616,849 to $6,024,153 for the three months ended September 30, 2007 and 2008 respectively.

Digit gaming revenue for the nine months ended September 30, 2008 at $18,067,143 was higher than $16,481,642 at September 30, 2007 by $1,585,501 (10%). Digit
gaming revenue for the three months ended September 30, 2008 at $6,609,450 was higher than $6,021,851 at September 30, 2007 by $587,599 (10%). This was mainly due to increase in lottery sales.

Entertainment revenue for the nine months ended September 30, 2008 at $55,568 was lower than entertainment revenue of $15,036,991 for the nine months ended September 30, 2007 by $14,981,423 (99%). Entertainment revenue for the three months ended September 30, 2008 at $7,399 was higher than entertainment revenue of $2,302 for the three months ended September 30, 2007 by $5,097 (221%). The decrease in entertainment for the nine months ended September was significant and is further explained below.

For the nine months ended September 30, 2007, the entertainment revenue was attributed to the completion and delivery of the IPTV platform in Indonesia. The completion and delivery of the IPTV platform comprised of the hardware, software and middleware, and supply and programming of content. Since the IPTV platform was sold, the Company did not derive nor earn any further revenues from that source. The Management is in the process of entering into a joint venture with the buyer for the IPTV business in Indonesia.

For the nine months ended September 30, 2008, the Company was involved in the redevelopment of WOWtv, the Company's broadband entertainment web TV service. The redevelopment was done to incorporate a new social networking service, and a user generated content service. These new services, combined with the video streaming services on WOWtv, were needed to upgrade the site to attract and sustain higher viewership. This in turn would provide the Company with a bigger potential for attracting advertising and syndication revenues to WOWtv. The new WOWtv was initially launched in July, 2008, with full operation expected by year end.

The Company's current site was designed with a heavy bias to subscription and pay per view services. The current design was not optimised for free content supported by advertising revenues. The viewership also needed to be expanded in terms of unique visitors, page views and hits to attract advertising. The Company focused its efforts on redeveloping WOWtv to overcome these setbacks, and to provide it with a better potential in the future to attract advertisers. The Company felt that it would be a sound business strategy to launch the newly designed WOWtv first, and then to focus on obtaining advertising revenues in the next six months of the year. The Company was not able to secure any new advertising or content syndication contracts for its broadband entertainment service in the first nine months ended September 30, 2008.

Cost of Services

Cost of services for the nine months ended September 30, 2008 was $17,752,420 which increased by $198,649 (1%) from $17,553,771 for the nine months ended September 30, 2007. Cost of services for three months ended September 30, 2008 was $6,406,871 which increased by $145,235 (2%) from $6,261,636 for the three months ended September 30, 2007.

As a proportion of revenue, the cost of services for the nine months ended September 30, 2008 was 98% (cost of services at $17,752,420 and revenue of $18,122,711) as compared to 56% (cost of services at $17,553,771 and revenue of $31,518,633) for the nine months ended September 30, 2007. It was 97% (cost of services at $6,406,871 and revenue $6,616,849) as compared to 104% (cost of services at $6,261,636 and revenue $6,024153) for the three months ended September 30, 2008 and 2007 respectively.

The increase in the cost of services was attributed to the higher operation costs in managing and operating the digit games, resulting from the higher digit games revenue.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2008 at $320,332 were lower by $357,025 (53%) as compared to the amount of $677,357 incurred for the nine months ended September 30, 2007. Distribution expenses for the three months ended September 30, 2008 was $114,432 which decreased by $57,272 (33%) from $171,704 for the three months ended September 30, 2007.

The lower distribution expenses were attributed to decreased spending for marketing and promotions which decreased by $340,994 (83%), from $408,857 for the nine months ended September 30, 2007 to $67,863 for the nine months ended September 30, 2008. Marketing and promotion expenses decreased by $66,669 (73%) from $91,420 for the three months ended September 30, 2007 to $24,751 for the three months ended September 30, 2008 due to the same reason.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2008 at $2,882,627 were lower by $2,270,272 (44%) as compared to the amount of $5,152,899 incurred for the nine months ended September 30, 2007.

Administration expenses for the three months ended September 30, 2008 at $941,481 were lower by $690,203 (42%) as compared to the amount of $1,631,684 incurred for the three months ended September 30, 2007.

The decrease in administrative expenses for the period ended September 30, 2008 was attributed mainly to the decrease in:

         o Amortization. License amortization had decreased by $1,436,074 (62%), from $2,308,179 for the nine months ended September 30, 2007 to $872,105 for the nine months ended September 30, 2008. It decreased by $395,622 (58%) from $682,685 for the three months ended September 30, 2007 to $287,063 for the three months ended September 30, 2008.The decrease was mainly due to most of the intangible assets being fully depreciated by end of December 31, 2007.

         o Staff costs. Staff costs had decreased by $502,409 (42%), from $1,183,596 for the nine months ended September 30, 2007 to $681,187 for the nine months ended September 30, 2008. It decreased by $239,209 (61%) from $395,150 for the three months ended September 30, 2007 to $155,941 for the three months ended September 30, 2008.The decrease was mainly due as a result of cost reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $2,832,668 for the nine months ended September 30, 2008 as compared to the income from operations of $8,134,606 for the nine months ended September 30, 2007. This was due to the significant decrease in the entertainment revenue for the nine months ended September 30, 2008.

For the three months ended September 30, 2008, the Company incurred a loss from operations of $845,935 as compared to the loss from operations of $2,040,871 for the three months ended September 30, 2007. The lower loss from operations for the three months ended September 30, 2008 was due to higher digit games revenue and lower administrative expenses. This is further explained under the revenue and administrative expenses segments in the results of operations.

NET (LOSS) INCOME

Net loss for the nine months ended September 30, 2008, was $4,196,590 which decreased by $9,937,435 (173%) from net income of $5,740,845 for the nine months ended September 30, 2007.

The significant decrease in net income for the nine months ended September 30, 2008 was mainly attributed to the decrease in the entertainment business. The decrease was partly attributed to the net loss of $1,825,000 as of September 30, 2008 in the fair value of an investment (equity securities) held for trading, offset by the net loss of $4,002,000 as of September 30, 2007 in the same investment.

The decrease was also partly attributed to the net gain of $2,483,871 as of March 31, 2007 on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd by issuing shares to the private investors at a premium. On January 3, 2007, M2B World Asia Pacific Pte. Ltd., issued 7,778,014 shares of common stock through private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.7%. This net gain was offset by the net loss of $465,888 as of September 30, 2008 on the disposal of investments available for sale.

Net loss for the three months ended September 30, 2008, was $1,327,106 which decreased by $8,662,777 (86%) from net loss of $9,662,777 for the three months ended September 30, 2007.

The decrease in the net loss for the three months ended September 30, 2008 was due to the increase in the digit games revenue and lower administrative expenses. The decrease was also due to the net loss of $8,322,000 for the three months ended September 30, 2007 in the fair value of an investment (equity securities) held for trading, offset by the net loss of $440,000 for the three months ended September 30, 2008 in the same investment.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $1,750,947 at September 30, 2008 as compared to cash of $2,322,541 at December 31, 2007.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended September 30, 2008, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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


ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $4,460,903 and $10,237,958 in marketable securities as of September 30, 2008 and December 31, 2007 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $1,750,947 and $2,322,541 at September 30, 2008 and December 31, 2007, respectively.

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

         Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended September 30, 2008 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

         MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

         Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q for the period ended September 30, 2008 a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

         The Company's registered public accountant has not conducted an audit of the Company's controls and procedures regarding internal control over financial reporting during the reporting period when the Company was an accelerated filer. Consequently, the registered public accounting firm expressed no opinion with regards to the effectiveness or implementation of the Company's controls and procedures with regards to internal control over financial reporting during that period of time. The Company's registered public accountant has not conducted an audit of the Company's controls and procedures regarding internal control over financial reporting at this time since it is not yet required pursuant to the timetable set up by the SEC for non-accelerated filers and smaller reporting company filers.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of September, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the quarter ended September 30,2008, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On Septmber 15, 2008, M2B Commerce Limited filed a lawsuit in the Kingdom of Cambodia for breach of the Performance and Maintenance Agreement dated May 20, 2005 between M2B Commerce Limited and Allsports International Ltd, by Allsports International Ltd seeking damages in the total amount of $794,189.

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

        None


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

        None


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5: OTHER INFORMATION

         Based upon the Company's review of its aggregate worldwide market value of the voting and non-voting common equity held by non-affiliates of the Company which is less than $50 million as of the last business day of the second fiscal quarter ended June 30, 2008, the Company has made a determination that it is exiting an accelerated filer status and becomes a smaller reporting company, filer as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934. The Company chooses to reflect this determination beginning with its first quarter report on Form 10-Q following this determination pursuant to Rule 12b-2(4)(i) of the Securities Exchange Act of 1934, which is its current report on Form 10-Q for the period ended September 30, 2008.


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


November 13, 2008                         /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer