Form 10-Q/A
period 2008-09-30
AMARU INC
filed 2008-11-14
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                    FORM 10-Q/A


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


Large accelerated filer   |_|            Accelerated filer    |_|
Smaller reporting company |X|           Non-accelerated filer |_|
                                   (Do not check if a smaller reporting company)


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
Consolidated Statements of Cash Flows                                             F-6
Notes to Consolidated Financial Statements                                        F-7 to F-30

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                                1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK               7

ITEM 4:  CONTROLS AND PROCEDURES                                                  9


PART II:  OTHER INFORMATION
-----------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                       11
ITEM 1A: RISK FACTORS                                                            11
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS             14
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                         14
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS                    14
ITEM 5:  OTHER INFORMATION                                                       14
ITEM 6:  EXHIBITS                                                                14
SIGNATURES                                                                       15

                             AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                                      (Unaudited)

                                                            SEPTEMBER 30,    DECEMBER 31,
                                                                     2008            2007
                                                              -----------     -----------

Current assets

Cash and cash equivalents                                       3,237,462     $ 2,322,541
Accounts receivable, net of allowance of
  $107,720 and $54,154 at September 30, 2008 and
  December 31, 2007 respectively                                  814,905         744,589
Prepayment on purchase                                          3,733,333       3,733,333
Account receivable from sale of IPTV Platform                   9,500,000       9,500,000
Equity securities held for trading                              1,099,000       2,924,000
Other current assets                                              387,526         513,614
Inventories                                                     1,145,896       1,157,248
Investments available for sale                                  2,402,613       2,402,613
                                                              -----------     -----------
Total current assets                                           22,320,735      23,297,938
                                                              -----------     -----------

Non-current assets

Property and equipment, net                                     1,292,133       1,797,146

Intangible assets, net                                         24,894,157      25,693,066

Equity Method Investment                                        4,924,110       4,942,283
Investments available for sale                                    959,290       4,911,345
                                                              -----------     -----------

Total non-current assets                                       32,069,690      37,343,840
                                                              -----------     -----------
Total assets                                                  $54,390,425     $60,641,778
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                         $ 1,848,855     $ 3,068,613

Other payables                                                         --         100,005

Advances from related parties                                      78,376         155,313

Capital lease payable - short term                                 11,012          10,746

Income taxes payable                                                5,428           5,428
                                                              -----------     -----------

Total current liabilities                                       1,943,671       3,340,105
                                                              -----------     -----------
Deferred tax liabilities                                           14,333       1,672,801

Convertible term loan                                           2,276,546              --

Capital lease payable - long termm                                 50,467          57,306
                                                              -----------     -----------

Total non-current liabilities                                   2,341,346       1,730,107
                                                              -----------     -----------
Total liabilities                                               4,285,017       5,070,212

Commitments                                                            --              --
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
                    =========      ======     ===========    ===========   ===========     =======     ===========

                                                                                          (CONTINUED ON NEXT PAGE)

                                   See accompanying notes to consolidated financial statements





 (CONTINUED FROM PREVIOUS PAGE)


                     ACCUMULATED OTHER
                    COMPREHENSIVE INCOME
                  ------------------------
                   CURRENCY                                    TOTAL
                  TRANSLATION   FAIR VALUE     MINORITY     SHAREHOLDERS'
                    RESERVE       RESERVE      INTEREST        EQUITY
                  -----------   -----------   -----------   -----------

Balance at
  December 31,
  2007            $    12,927   $2,210,714     $4,619,381   $55,571,566
Net loss                   --           --      (627,236)    (4,196,590)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax              --    (1,269,568)           --     (1,269,568)
                                                            -----------
Comprehensive
 loss                     --          --              --     (5,466,158)
                  -----------   -----------    ---------    -----------

Balance at
 September 30,
 2008             $   12,927    $  941,146   $ 3,992,145    $50,105,408
                  ===========   ==========    ==========    ===========


           See accompanying notes to consolidated financial statements

                                       F-5A



                                       AMARU, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                           FOR THE NINE MONTHS ENDED
                                                                         -----------------------------
                                                                    SEPTEMBER 30, 2008  SEPTEMBER 30, 2007
                                                                    ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $ (4,196,590)     $  5,740,845
    Adjustments for:
    Amortization                                                             872,105         2,308,179
    Depreciation                                                             504,813           406,141
    (Gain) loss on disposal of equipment                                      (2,939)              152
    Acquisition of investment in exchange for account receivable                  --       (11,636,000)
    Gain on dilution of interest in subsidiary                                    --        (2,483,871)
    Net change in fair value of financial assets at fair value
     through Profit or Loss-held for trading                               1,825,000         4,002,000
    Common stock issued for services                                              --            60,000
    Common stock issued in exchange for prepayment of investment                  --         3,733,333
    Deferred taxes                                                          (947,099)          902,464
    Share of loss of associate                                                18,173             8,827
    Loss on disposal of investment available for sale                        465,888                --

 Changes in operation assets and liabilities
    Accounts receivables                                                     (70,316)       (2,509,706)
    Inventories                                                               11,352           534,780
    Others current assets                                                    126,088        (3,711,360)
    Accounts payable and accrued expenses                                 (1,219,758)          265,146
    Other payables                                                          (100,005)          157,100
    Income taxes payable                                                          --           (53,045)
                                                                        ------------      ------------
Net cash used in operating activities                                     (2,713,288)       (2,275,015)
                                                                        ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of equipment                                       18,696               691
    Acquisition of equipment                                                 (15,557)         (761,440)
    Acquisition of associate                                                      --           (66,115)
    Acquisition of investments                                                    --                --
    Acquisition of intangible assets                                         (73,196)       (2,340,395)
    Proceeds from disposal of investment available for sale                1,505,230                --
                                                                        ------------      ------------
Net cash provided by (used in) investing activities                        1,435,173        (3,167,259)

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments of balances due to related party                               (76,937)               --
   Proceeds from related party                                                    --           100,695
   Proceeds from hire purchase creditor                                           --            68,975
   Repayment of obligation under capital lease                                (6,573)               --
   Capital contributed by minority shareholders                                   --         5,580,000
   Receipts from convertible term loan                                     2,276,546                --
                                                                        ------------      ------------
Net cash provided by financing activities                                  2,193,036         5,749,670

Effect of exchange rate changes on cash and cash equivalents                      --                --
                                                                        ------------      ------------

Cash flows from all activities                                               914,921           307,396

Cash and cash equivalents at beginning of period                           2,322,541         2,294,984
                                                                        ------------      ------------

Cash and cash equivalents at end of period                              $  3,237,462      $  2,602,380
                                                                        ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                          $         --      $ 11,636,000
                                                                        ============      ============
Common stock in exchange for prepayment of investment (2)                         --         3,733,333
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

         The film library, which are classified as indefinite lives, relate to film library rights that are acquired for perpetuity by the Company. The film library, which are classified as having definite lives, relate to film library rights that are generally acquired for one to ten years by the Company.

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

   2.9   Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of September 30, 2008 totaled $1,099,000 and December 31, 2007 totaled $2,924,000. The changes relate to fair value adjustments of $1,825,000 for the nine months ended September 30, 2008 and $476,000 for the year ended December 31, 2007.

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

   4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                               SEPTEMBER 30,   DECEMBER 31,
                                   2008            2007
                                ----------     ----------
          Prepayments           $  108,133     $  169,641
          Deposits                 171,764        171,095
          Other receivables        107,629        172,878
                                ----------     ----------
                                $  387,526     $  513,614
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

The film library, which are classified as having definite lives, relate to film library rights that are generally acquired for one to ten years by the Company.

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

The Company had available approximately $6,306,004 of unused U.S. net operating loss carry-forwards at September 30, 2008, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2008 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

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


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



For the three and nine
months ended September 30, 2008       ENTERTAINMENT    DIGIT GAMING        OTHER        TOTAL
                                      -------------    ------------     ---------    ------------

Revenues from external customers     $     55,568      $ 18,067,143     $     --     $ 18,122,711
Interest revenue                     $     12,368      $         --     $     --     $     12,368
Interest expense                     $     28,218      $         --     $     --     $     28,218
Depreciation and amortization
                                     $  1,153,001      $    223,917     $     --     $  1,376,918
Segment profit (loss)                  (3,002,843)     $    418,577     $     --       (2,584,266)
Segment assets                       $ 46,585,909      $  7,802,186     $  2,330     $ 54,390,425
Expenditures for segment
assets                               $     88,753      $         --     $     --     $     88,753
                                           88,753                --           --           88,753


Reconcilliation: -

      REVENUES
      Total revenues for reportable segments                $ 18,122,711
      Other revenue                                         $         --
                                                            ------------
      Total consolidated revenues                           $ 18,122,711
                                                            ============
      INTEREST REVENUE
      Total interest revenue for reportable segments        $     12,368
      Corporate interest revenue                            $         --
                                                            ------------
      Total consolidated interest revenue                   $     12,368
                                                            ============

      INTEREST EXPENSES
      Total interest revenue for reportable segments        $     28,218
      Corporate interest revenue                            $         --
                                                            ------------
      Total consolidated interest expenses                  $     28,218
                                                            ============

      PROFIT OR LOSS
      Total (loss) for reportable segments                  $ (2,584,266)
      Corporate loss                                        $   (261,313)
      Loss on disposal of investment available for sale     $   (465,888)
      Loss on valuation of held for trading investment      $ (1,825,000)
      Share of loss of associate                            $    (18,173)
                                                            ------------
      Loss before income tax                                $ (5,154,640)
                                                            ============
      ASSETS
      Total assets for reportable segments                  $ 54,388,095
      Other assets                                          $      2,330
                                                            ------------
      Total consolidated assets                             $ 54,390,425
                                                            ============

     EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for
      reportable segments                                   $     88,753
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

14. PURCHASE OF CBBN HOLDINGS LIMITED

The Company through its wholly owned subsidiary, Tremax International Limited, entered into a sale and purchase agreement dated July 10, 2007 with Domaine Group Limited which has not yet been consummated. Per the agreement the Company through its wholly owned subsidiary, Tremax International Limited would transfer 5,333,333 shares of the Company valued at $3,733,333 which is included as "Prepayment on purchase" at June 30, 2008 and December 31, 2007, respectively, in exchange for Domaine Group Limited transferring its 100% shares in CBBN Holdings Limited, a company incorporated in the British Virgin Islands.



15. LOAN AND BORROWINGS

                                        SEPTEMBER 30,      DECEMBER 31,
                                           2008              2007
                                        -------------      -----------

     Non-current

     Convertible loan                  $ 2,500,000                --
     Less: Future interest charges     $  (223,454)               --
                                       -----------         -----------
                                       $ 2,276,546                --

Term loans held by the Company at balance sheet date are as follows:

(a) $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 and will mature in June 2010.

16. SUBSEQUENT EVENTS

On October 24, 2008, the Company disposed of 1,000,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $15,000.

On October 28, 2008, the Company disposed of 2,085,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $31,275.

On October 29, 2008, the Company disposed of 1,990,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $29,850.

On October 30, 2008, the Company disposed of 630,000 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $9,450.

On November 5, 2008, the Company disposed of the remaining 571 Common shares of Auston International Group Ltd at S$0.015 per share for a total of Purchase price $8.56.

The Management of the Company had decided not to proceed with sale and purchase agreement dated July 10, 2007 entered between Tremax International Limited, its wholly owned subsidiary and Domaine Group Limited. The transaction has not been consummated and the agreement had expired.

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

As a proportion of revenue, the cost of services for the nine months ended September 30, 2008 was 98% (cost of services at $17,752,420 and revenue of $18,122,711) as compared to 56% (cost of services at $17,553,771 and revenue of $31,518,633) for the nine months ended September 30, 2007. It was 97% (cost of services at $6,406,871 and revenue $6,616,849) as compared to 104% (cost of services at $6,261,636 and revenue $6,024,153) for the three months ended September 30, 2008 and 2007 respectively.

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

Administration expenses for the three months ended September 30, 2008 at $941,481 were lower by $690,202 (42%) as compared to the amount of $1,631,683 incurred for the three months ended September 30, 2007.

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

Net loss for the three months ended September 30, 2008, was $1,327,106 which decreased by $8,335,671 (86%) from net loss of $9,662,777 for the three months ended September 30, 2007.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $3,237,462 at September 30, 2008 as compared to cash of $2,322,541 at December 31, 2007.


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

PART II:  OTHER INFORMATION

ITEM 1:  LEGAL PROCEEDINGS

         On September 15, 2008, M2B Commerce Limited filed a lawsuit in the Kingdom of Cambodia for breach of the Performance and Maintenance Agreement dated May 20, 2005 between M2B Commerce Limited and Allsports International Ltd, by Allsports International Ltd seeking damages in the total amount of $794,189.

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