Form 10-K
period 2008-12-31
AMARU INC
filed 2009-03-31
CIK 1139822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K
(MARK ONE)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

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

             112 MIDDLE ROAD, #01-00 MIDLAND HOUSE, SINGAPORE 188970
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (Zip Code)

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

Large accelerated filer |_| Accelerated filer |_| Non-accelerated filer |_| Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|           No |X|

As of March 20, 2009, the aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 20, 2009 at $0.10 per share was $13,560,716.50.

The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 159,431,861 as of March 20, 2009.

================================================================================


                                                    TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                    ----------
                                                         PART I

   Item 1          Business                                                                                             1
   Item 1A         Risk Factors                                                                                        13
   Item 1B         Unresolved Staff Comments                                                                           16
   Item 2          Properties                                                                                          16
   Item 3          Legal Proceedings                                                                                   17
   Item 4          Submission of Matters to a Vote of Security Holders                                                 17


                                                         PART II

   Item 5          Market for registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities                                                                     17
   Item 6          Selected Financial Data                                                                             20
   Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations               21
   Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                          33
   Item 8          Financial Statements and Supplementary Data                                                         35
   Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                35
   Item 9A         Controls and Procedures                                                                             36
   Item 9B         Other Information                                                                                   38


                                                        PART III

   Item 10         Directors and Executive Officers and Corporate Governance                                           38
   Item 11         Executive Compensation                                                                              42
   Item 12         Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                                46
   Item 13         Certain Relationships and Related Transactions, and Director Independence                           47
   Item 14         Principal Accounting Fees and Services                                                              48


                                                         PART IV

   Item 15         Exhibits and Financial Statement Schedules                                                          49
                   Signatures                                                                                          50
                   Certification of CFO and CFO
                   Section 1350 Certification

PART I

ITEM 1:  DESCRIPTION OF BUSINESS

         BACKGROUND

         Amaru, Inc., a Nevada corporation (the "Company" or "Amaru") through its subsidiaries under the M2B and WOWtv brand names, is in the Broadband Media Entertainment business, providing interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G devices globally. The Company's entertainment sites are available via its main website of www.amaruinc.com. The Company is also in the business of digit gaming (lottery), and has an 18 year license to conduct nationwide lottery in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent. The Company was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 112 Middle Road, #01-00 Midland House, Singapore 188970; telephone (65) 63329287.

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

         BUSINESS OVERVIEW

         The Company, through its subsidiaries under the M2B and new WOWtv brand names, is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G (Third Generation) devices globally.

         The Company has launched multiple Broadband TV websites with entertainment and online shopping content, with multiple content channels designed to cater to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle and more. The Company markets its products globally through its "M2B" and "WOWtv" brand names. Through these brands, the Company offers access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media, including rights for merchandising, product branding, promotion and publicity.

         The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nationwide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance.

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

         8.   M2B World Holdings Limited               -      focuses on content syndication and distribution
                                                              in Asia Pacific region

         9.   M2B World Pte. Ltd.                      -      provides management services to fellow
                                                              subsidiaries of the Company

         10.  Tremax International Limited             -      operates as an investment holding company

         11.  M2B World Travel Limited                 -      oversees online travel and related business

         The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available via www.amaruinc.com and www.wowtv.com.

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

         COMPETITIVE STRENGTHS

         The Company's competitive strengths are:

     o   CONTENT LIBRARY

         The Company owns a library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries - thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers.

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

     o   MULTIPLE REVENUE STRENGTHS

         The Company's diversified delivery platforms enable it to capitalize and generate multiple revenue streams by targeting different consumer segments over broadband, across different geographic markets. The multiple revenue streams comprise of advertising, subscriptions, sponsorships, online shopping and games, as well as licensing and content syndication and turn-key broadband consulting solutions. The Company's goal is not to be excessively dependent on any one single revenue source. Its library of content rights combined with its global video streaming network supports the Company's future growth strategy that focuses on multiple growth areas and territories. The Company can thereby cost-effectively tailor its broadband websites and services to suit different cultures, consumer behavior and clients needs in different geographical locations. The Company is also able to localize its products and services to sustain loyalty of its viewers and consumers.

     o   KEY ALLIANCES

         The Company has entered into strategic alliances and / or agreements with key providers to support the marketing and distribution of its products and services in different territories. Among its key providers are Amadeus (Global Travel GDS based in Spain), Baidu (China), PT Agis (Indonesia), Webvisions Pte Ltd (Singapore) and Zentek Technology (Japan). The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

         GROWTH STRATEGIES

         The Company's growth strategies consist of:

         o Continuing to build its library of content rights on the broadband to provide sustained high quality on-demand video-based entertainment and e-commerce that will maintain and grow its worldwide base of viewers.

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

         Consumers access the Company's entertainment sites through its main website, www.amarinc.com or directly go to the entertainment sites at www.wowtv.com, www.m2btv.com and www.m2bworldtravel.com.


         NEW PRODUCT OFFERINGS

         In August 2007, M2B World Asia Pacific Pte Ltd, a subsidiary company of Amaru which oversees the Asia Pacific markets, launched a new broadband entertainment web TV service, called WOWtv. The Company intends that WOWtv will serve as its new brand for its broadband entertainment services, in addition to its IPTV service, M2Btv. WOWtv had therefore combined and incorporated all the Company's previous entertainment websites into one leading site. WOWtv streams multiple video-on-demand channels of Hollywood and Asian entertainment.

         In August 2008, a new enhanced version of WOWtv called WOWtv NEW was launched to promote further this premier personalized broadband entertainment channel.

         The new enhanced site, WOWtv NEW is expected to customize user experience through expanded features. These features include:

                  o        High Definition streaming

                  o        New Community and User Generated Content

                  o        Live TV broadcast

                  o        Social Networking

         All these features compliment the existing extensive VOD service available on WOWtv.

         The service was also revamped into two main tiers, namely :

                  o Free Tier - Web TV channels are provided free to viewers without the need to register and are advertising supported.

                  o Subscription Tier - Web TV channels are provided to registered subscribers for a pay-per-view fee.

         The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to value add to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead.

         The WOWtv service had, as of February 2009, been further developed and relaunched on a global basis in addition to the site in Singapore. The WOWtv global service is available on www.wowtv.com and the Singapore service on sg.wowtv.com.

         CONSUMER MARKETING

         The Company's broadband entertainment websites attract viewers from all over the world. The Company's strategy of converting visitors into customers lies in a combination of incentives, including seasonal and purchase-related promotions that take advantage of the Company's customer database and broadband websites.

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

         The Company also employs a variety of online and traditional media programs and promotional activities such as:

         (a)      Advertising

                  The Company invests in both online and traditional advertising to drive traffic to our broadband websites. To generate traffic to M2B and WOWtv's broadband websites in a cost efficient manner, the Company purchased targeted keywords and textlinks in reasonably high volume. The Company also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and retail offerings.

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

         (c)      Co-marketing, Promotions and Loyalty Programs

                  We intend to continue to establish significant co-marketing relationships to promote our service and to sponsor contests that offer M2B and WOWtv related prizes. These programs typically involve participation with our partners. We intend to enter into additional co-marketing relationships in support of our marketing strategy. From time to time, we offer various incentives and awards to our existing customer base. These incentives are designed to increase customer loyalty and awareness of the M2B and WOWtv brands.

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

                  The Company, while growing the business, also aims to maintain profitability. While it executes its growth strategies, it also controls costs. It intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This strategy should enable us to provide our products to customers on a cost competitive basis.

         BUSINESS SEGMENTS

         Our principal operations are carried out through the following three segments of our business:

         1. Entertainment Services - Video on-Demand services for entertainment, providing the Company with advertising, subscriptions, online games and e-commerce revenues
         2.       Digit Games
         3.       E-Travel Services - Online Travel Portal

         ENTERTAINMENT SERVICES

         The Company provides online entertainment on-demand on Broadband channels, Internet portals and 3G devices across the globe, for specific and identified viewer lifestyles, demographics and interests. Entertainment and web visit experience is maintained throughout from the initial viewing experience to on-line purchases and payment checkout experience.

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

                  o Video-on-demand (VOD) services that enable individuals to select videos from a Central Server, on-demand 24 hours a day, 7 days a week, for viewing on:

                  o        Television screens (Set top Box Technology)

                  o        PCs (Digital Subscriber Line (DSL) Technology)

                  o Personal Digital Assistants(PDA), 3G hand phones (Wireless Technology)

                  o E-Commerce or online purchases - linked interactively to the VOD platforms on broadband. Consumers choose to buy products online as they watch the videos.

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

         The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available at www.amaruinc.com, www.wowtv.com, www.m2btv.com and www.m2bworldtravel.com.

         PRODUCTS: We offer the following products on the VOD platform:

                  o Entertainment - Consumers access movies, music, glamour and fashion, lifestyle (hobbies, cooking, and personalities), documentaries, sports, health and fitness and others. They can choose from a large number of different channels depending on their interests or lifestyle preferences.

                  o E-Commerce - Consumers can purchase products online, view videos on a pay-per-view basis and make payments online.

         With this strategy, the Company aims to generates diversified sources of revenue from:

         1. Advertising i.e. program and channel sponsorship

         2. Online subscriptions

         3. Channel/portal development i.e. digital programming services

         4. Content aggregation and syndication

         5. Broadband consulting services and online shopping turnkey solutions

         6. E-commerce services


         The Company is constantly in the process of redesigning and adding improvements to its Broadband websites. The current Broadband websites and products, which may change from time to time are highlighted below.

         WOWTV - WEB TV SERVICE

         WOWtv, a broadband entertainment web TV service, has embarked on launching its site across the Asia Pacific, streaming multiple channels of Hollywood and Asian entertainment via video on-demand and providing E-commerce services. Its video on-demand content covers diverse genres such as movies, television dramas, variety shows, documentaries, fashion, lifestyle, sports, edutainment and more. WOWtv can be viewed on www.wowtv.com.

         Beginning with Singapore, WOWtv is set to expand globally with its new global site and across the Asia Pacific. It intends to expand its growing presence to specific territories, namely India, China, Indonesia and Malaysia within the next 12 months. No assurance can be given that such plans will materialize as planned.

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

         Broadband Distribution Deals - with secured broadband distribution deals with major media companies.

         MARKETING STRATEGY OF WOWTV

         WOWtv's marketing strategy is to offer viewers a plethora of video on-demand entertainment over two segments on its website, where consumers will get a chance to sample its products and services in different tiers - FREE and SUBSCRIPTION (PAY-PER-VIEW).

         M2BTV - GLOBAL BROADBAND TV (IPTV) SERVICE

         The Company offers multiple TV channels, delivered live over the Internet, to television sets that have a high-speed internet connection and IP set top boxes. The service is offered to potential clients and third parties who desire to launch IPTV services to commercial outlets like hotels and condominiums or even to homes. Details of the service can be viewed on www.m2btv.com.

         The service offers multiple content channels to customers. Anyone subscribing for a broadband access with local Internet service provider is able to tune in to the service on a subscription basis. Subscribers are provided with a set-top box that connects to their broadband modems instead of the cable TV point at home. They are able to watch the programs on their television sets. The Company has integrated the WOWtv content into this IPTV service.

         In 2007, the company through its subsidiary, M2B World Asia Pacific Pte. Ltd, had signed an agreement with a Malaysian company to launch the IPTV service in Malaysia. In 2008, M2B Asia Pacific Pte. Ltd commenced trial launch of the service at a major hotel in Kuala Lumpur, the capital city of Malaysia. The Company expects to extend this IPTV service to more hotels and resorts in Malaysia in 2009. No assurance can be given that such plans will materialize as planned.

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

         DIGIT GAMES

         The Company has an 18-year license to conduct nation wide lottery in Cambodia. The Company also signed an agreement with Allsports Limited, a British Virgin Islands company, to operate, administer, and manage the lottery digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance.

         E-TRAVEL SERVICES

         The Company's subsidiary, M2B World Travel Limited signed a global agreement with Amadeus Global Travel Distribution, SA, a Spanish corporation. Through the agreement, M2B will offer direct access to the extensive range of travel options available through the Amadeus network to their viewers around the world. The agreement extends M2B's reach through its broadband streaming entertainment into the worldwide travel arena.

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

         Due to fund constraints, the Company has been unable to launch the M2B travel site. The service is subject to the Company completing the set up of its server farm in the US to host the travel platform. No assurance can be made that such plans will materialize as planned.

         MAJOR EVENTS IN FISCAL YEAR 2008 FOR ENTERTAINMENT SERVICES

         In August 2008, following the launch of its latest broadband entertainment service called WOWtv in Singapore in August 2007, the Company launched an enhanced version of the site called WOWtv NEW which included many expanded features. These features included High Definition (HD) streaming, New Community and User Generated Content, Live TV broadcast and Social Networking. The initiatives were taken to retain and expand viewership, and potentially lead to new revenue sources and increase advertising revenue in the years ahead.

         On December 15, 2008, M2B World Holdings Limited, a subsidiary of M2B World Asia Pacific Pte Ltd, entered into an agreement with PT Agis TBK, a company in Indonesia, to set up a Joint Venture Company to launch the full WOWtv service and content in Indonesia. The agreement would give M2B World Holdings Limited a 49 percent equity stake in the Joint Venture Company, which is called PT WOW Television. The extended relationship and joint venture with PT Agis TBK in Indonesia is expected to expand the WOWtv branding and viewership, and provide potentially new revenue sources in Indonesia.

         The agreement in 2008 with PT Agis TBK followed a previous agreement on April 23, 2007, where M2B World Holdings Limited entered into an agreement with PT Agis TBK to transfer and licence an IPTV platform. The IPTV platform concerned included the hardware, software and middleware, and the supply of content. The WOWtv content was incorporated into this IPTV platform. The agreement with PT Agis TBK resulted in generating entertainment revenue of $14.5 million in 2007.

         On January 26, 2007, M2B World Asia Pacific Pte. Ltd signed an agreement with a Malaysia company to launch IPTV service in Malaysia using the Company's current set-top boxes. In October 2008, the IPTV service was launched on a trial basis in a major hotel in Malaysia. The Company plans to roll out the IPTV service to more hotels and resorts in Malaysia in 2009, pending to the success of this trial service.

         On July 10, 2007, the Company together with one of its subsidiaries, Tremax International Limited entered into an agreement with Domaine Group Limited for the acquisition of 80% of Cosmactive Broadband Networks Co Ltd, which is a broadband service provider incorporated in Taiwan. On January 22, 2009, the Company approved the termination and rescission of the Agreement when the seller failed to comply with the terms of the Agreement and did not deliver to the Company the shares in Cosmactive Broadband Networks Co Ltd.

         ONGOING DEVELOPMENTS OF 2008 INITIATIVES

         Following the launch of the enhanced WOWtv NEW in August 2008, the Company launched a new global WOWtv service in February 2009. The Company intends to further enhance this global service in 2009, by marketing its viewership globally, and extending the site features with more value added services like Social Networking, User Generated Content and High Definition streaming. The Company plans to launch more country sites in 2009 designed to fit specific country viewerships. The Company hopes to launch in 2009 WOWtv sites specially targeted at two major markets in Asia, namely China and India.

         The current trial of the Company's IPTV services and set-top boxes under M2Btv in a major hotel in Malaysia is currently underway. The Company is working towards a major roll-out of the set top boxes in Malaysia in 2009, covering hotels, resorts and condominiums.

         There can be no assurance that the above plans will materialise as stated.

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

         EMPLOYEES

         The Company had 21 employees as of December 31, 2008, of which 21 are full time and 1 part-time employee. Of the 21 employees, 19 are based in Singapore, one is based in China and another one is based in the U.S.

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

         THE COMPANY COULD BE AFFECTED BY PIRACY IN ASIA.

         The Company is in the process of expanding its services globally, and in particular is entering specific countries in Asia with customized country sites. These country sites are designated to suit viewership patterns and styles in the countries they are launched in, and make use of the Company's content and intellectual property rights to the content. The piracy of content is a significant problem in many Asian countries, and it is not uncommon to see movies and television dramas appearing on illegal internet sites, and sold as pirated DVDs and VCDs. The extent of this piracy of content in the specific countries that the Company is launching its sites will adversely affect to a certain degree the amount of advertising and subscription revenues that the Company intends to earn.

         COUNTRY RISK IN DIGIT GAME OPERATIONS

         The Company operates a nation wide digit games (lottery) service in Cambodia. There are inherent country risks in Cambodia, where its legal, financial and corporate governance systems have yet to be fully established or matured. The digit games operations could also be affected by governmental regulations and approvals that could result in stoppages or suspension of operations.

         THE COMPANY COULD BE AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN.

         The global economy is undergoing a massive downturn in 2009, which commenced in the second half of 2008. Many countries are faced with negative growth rates.. Where the media industry is concerned, major corporations have began to reduce their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues and expects to be significantly affected in 2008 and 2009 by the downsizing in advertising spent, especially in countries where the WOWtv service is expected to roll out.


ITEM 1B:  UNRESOLVED STAFF COMMENTS

         None.


ITEM 2:  PROPERTIES

         The headquarters for operations and management is located in Singapore in an office space of about 3,927 square feet. We entered into a three year operating lease paying a monthly rent of $4,545 (S$7,000). The lease was not renewed in March, 2008. The headquarters is currently located at 112 Middle Road, Midland House, #01-00.

         In addition to the office which housed the management staff of the Company, there are two other offices: located in the US and China. The office in the US is situated on Sunset Boulevard, West Hollywood and it consists of 2,965 square feet. The office in Singapore consists of about 6,727 square feet and is situated in 112 Middle Road, Singapore. The office in China consists of about 1,399 square feet and is situated in No.5, JingLi Dong Road, #2-17-4, Chengdu, Sichuan. These two offices are on monthly lease and the rental is $10,530 for the US office, $10,790 (S$16,620) for the Singapore office and $779 (S$1,200) for the Chengdu office.

         The office in the US was subleased on November 1, 2007 as part of the Company's cost reduction measures. The Company's office lease in China was terminated on December 31, 2008 as part of the Company's cost reduction measures.

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

ITEM 3:  LEGAL PROCEEDINGS

         On September 15, 2008, M2B Commerce Limited filed a lawsuit in the Kingdom of Cambodia for breach of the Performance and Maintenance Agreement dated May 20, 2005 between M2B Commerce Limited and Allsports International Ltd, by Allsports International Ltd seeking damages in the total amount of $793,189 and calling for the termination of the Performance and Maintenance Agreement.

         On December 4, 2008, M2B Commerce Limited filed two further lawsuits in the Kingdom of Cambodia against the owners of Allsports International Ltd, in support of its earlier suit of September 15, 2008 against Allsports International Ltd for breach of the Performance and Maintenance Agreement dated May 20, 2005. One lawsuit was against the four principal officers of Allsports International Ltd for breach of trust of the total amount of $793,189 owing to M2B Commerce Limited. The other lawsuit was to get Allsports International Ltd to transfer the shares of the Lottery Company to M2B Commerce Limited, in lieu of the earlier lawsuit of September 15, 2008 which called for the termination of the Performance and Maintenance Agreement.

         On November 7, 2008, M2B World Asia Pacific Pte. Ltd was served a summons in Singapore by M2B Game World Pte. Ltd, a company owned 81% by Auston International Group Limited and 19% by M2B World Pte. Ltd, claiming a sum of US$153,744 (S$235,229) in unpaid invoices in 2006. Following this, M2B World Asia Pacific Pte. Ltd filed a counter claim to dismiss the lawsuit on the basis that the invoices were non-existent and that M2B World Asia Pacific Pte. Ltd was not yet incorporated as a company as of the date of the invoices produced by M2B Game World Pte. Ltd.

         On February 23, 2009, M2B World Pte Ltd was served a summons in Singapore by Auston International Group Limited, claiming a sum of US$496,765 (S$760,050) to be paid as shortfall in Guaranteed Profit to M2B Game World Pte. Ltd for financial years 2006 and 2007, as part of the agreement for the acquisition of M2B Game World in December 20, 2005 between M2B World Pte Ltd and Auston International Group Limited. On March 20, 2009 in response to this summons, M2B World Pte. Ltd filed a counter-claim against Auston International Group Limited to claim damages amounting to US$1,568,172 and other damages as a result of material breaches on the part of Auston International Group Limited to the agreement of December 20, 2005 for the acquisition of M2B Game World Pte Ltd.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the year ended December 31, 2008.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         PUBLIC MARKET

         Our common stock trades on the National Association of Securities Dealers' over-the counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 20, 2009, there were 386 holders of our common stock.

         The price of the Company's stock as of March 20, 2009 was $0.10.

         On January 19, 2007, the Company announced that its common stock is trading on the OTCBB, effective January 19, 2007 under the symbol "AMRU". The Company's common stock was previously trading on the Pink Sheets Electronic Quotation System.

         The Company's high and low closing bid and close information for the fiscal year ended December 31, 2008 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                                   Open              High              Low          Close/Last*
                                                              ----------------------------------------------------------------------
         Year Ended  December 31, 2008
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.2500          $ 0.3000         $ 0.2000          $ 0.3000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.2400          $ 0.2400         $ 0.2000          $ 0.2000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.1650          $ 0.1650         $ 0.1650          $ 0.1650
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.1500          $ 0.1500         $ 0.1500          $ 0.1500
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------


         Year Ended  December 31, 2007
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.6700          $ 0.7000         $ 0.6700          $ 0.7000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.6500          $ 0.6500         $ 0.6500          $ 0.6500
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.5800          $ 0.6500         $ 0.5800          $ 0.6500
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.3850          $ 0.5100         $ 0.3700          $ 0.5100
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------


         Year Ended  December 31, 2006
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.5250          $ 1.3130         $ 1.1250          $ 1.2250
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 1.1250          $ 1.3750         $ 1.2500          $ 2.2000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.7200          $ 0.8200         $ 0.7000          $ 0.8200
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.6500          $ 0.9200         $ 0.5000          $ 0.5500
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------

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

         EQUITY COMPENSATION PLAN

         The Company's 2004 Equity Compensation Plan has 9,745,000 million shares remaining as of December 31, 2008. In 2007 and 2008, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the Equity Compensation Plan. There are no outstanding options under the Equity Compensation Plan.

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

         No cash dividends were declared in any of the years shown below:

                                                                        Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2008           2007            2006          2005              2004             2003
                                       ---------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                               $203,066     $37,053,269     $32,573,275    $18,095,922     $ 3,984,981      $ 1,005,038

Cost of Services (2)                        869,781      23,349,404      24,302,425     16,352,048       3,053,715          475,525

Gross Profit (Loss)                        (666,715)     13,703,865       8,270,850      1,743,874         931,266          530,218

Operating income (loss)                 (14,439,679)      5,659,871       1,544,082     (1,357,268)        510,457           60,082

Net gain on discontinued operations              --              --              --      1,643,016              --               --
(3)

Net Income (loss)                       (17,229,866)      5,088,792       1,250,259        166,745         512,295           39,530

Basic and diluted income (loss) per           (0.11)           0.03            0.01          (0.05)           0.02               --
share

Shares used in computing basic and
diluted income/loss per common share    159,431,861     156,548,902     153,605,863     29,418,828      21,297,410       17,772,228


BALANCE SHEET DATA:

Working Capital                          13,186,061      19,957,833       4,470,426      4,994,124         514,238         (515,173)

Total Assets                             37,098,032      60,641,778      48,891,847     20,744,959       4,453,406        1,851,185

Long-term obligations                     2,354,627       1,730,107       1,684,158             --              --               --

Stock holders' Equity                    33,353,132      55,571,566      45,047,246     19,872,327       3,636,773        1,207,296

         NOTES ON SELECTED FINANCIAL DATA

         (1) Revenues significantly increased in 2005 due to the operations and management of digit games (lottery) in Cambodia which was a new source of revenue for the Company that was not available in 2004. Total digit games revenues generated in 2005 was $14.8 million and it continuously increased to $24.5million and $ 22.4 million in 2006 and 2007, respectively, as a result of the full year effect of the digit gaming operation in Cambodia, which only commenced in May 2005. The digit games was suspended in March 2009 by the Cambodia Government, as part of the suspension of all lotteries in Cambodia, resulting in the removal of such revenues in 2008. On the other hand, entertainment services posted an increase of $ 6.5 million and $ 4.7 million in 2007 and 2006, respectively, which further boosted up revenue growth. The reasons for the increase in entertainment revenues were the completion and delivery of IPTV platform in Indonesia for 2007, and increased licensing revenue in 2006.

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

         GENERAL

         The Company is in the business of broadband entertainment-on-demand, streaming via computers, television sets, and 3G (Third Generation) devices and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

         The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance.

         The following discussion should be read in conjunction with selected financial data and the financial statements and notes to financial statements.

         OVERVIEW

         The business focus of the Company is Entertainment-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

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

         In fiscal 2008, the business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

         M2B WORLD PTE. LTD.

         M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and oversees the Asian business. With effect from September 1, 2006, the Company's Asian business was overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd.

         The Company took an investment on May 16, 2005 for a 9.1% equity position with a company called Activ Lifestyle Pte Ltd in Singapore to help facilitate Amaru Inc.'s diversification into the health and wellness market.On September 27, 2005, the Company raised its investment in Activ Lifestyle Pte Ltd to 12.6%. This was further increased to 17.4% as of December 31, 2006.

         In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. As of December 31, 2007, the Company's equity interest in Auston was at 10.40%. In 2008, the Company disposed all of its common shares in Auston. As of the date of this report, the Company holds no shares in Auston.

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

         On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. The investment will allow M2B World, Inc.to access the library of programs of Indie Vision Films, Inc. The Company is currently into negotiations with Indie Vision Films, Inc to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership in lieu of library rights that the Company could exploit commercially for international use. As of the date of this report, the Company had received the list of content titles from Indie Vision Films, Inc for evaluation and selection in order to convert its investment into content rights.

         On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs. The staffing of M2B World Inc was also reduced from 9 staff to 1 staff as of October 31, 2007, and remains as 1 staff as of the date of this report. The company has transferred its server farm to the Singapore server farm to, optimize bandwidth and support cost.

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

         On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and will mature in June 2010.

         M2B COMMERCE LIMITED

         M2B Commerce Limited, a company incorporated in the British Virgin Islands on July 25, 2002, focuses on e-commerce and digit gaming, with a branch in Cambodia that oversees the digit gaming operation in Cambodia.

         The Company has an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit games activities in Cambodia, as an extension of the Company's entertainment operations. On March 20, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance.

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

         On January 22, 2009, the Company approved the termination and recission of the Agreement, because the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancellation of the Amaru Shares.

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

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS .160"). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

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

         RESULTS OF OPERATIONS

         For the fiscal year ended December 31, 2008 compared with the fiscal year ended December 31, 2007 and December 2006.

         FINANCIAL STATEMENT

         - Revenue for the year ended December 31, 2008 was $203,066 compared with $37,053,269 in 2007 and $32,573,275 in 2006 for the same period.

         - Loss from operations was $14,439,679 in 2008 compared with income of $5,659,871 in 2007 and income of $1,544,082 in 2006.

         - Net loss was $17,229,866 in 2008 compared with income of $5,088,792 in 2007 and income of $1,250,259 in 2006.

         - The Company's cash balance was $1,484,945 at December 31, 2008 compared with $2,322,541 at December 31 2007 and $2,294,984 at December 31, 2006.


         Revenue

         The following table sets forth a year-over-year comparison of the key components of the Company's revenues :

                              YEAR ENDED DECEMBER 31                          VARIANCE                      VARIANCE
                                                                            2008 VS. 2007                  2007 VS. 2006
                      2008              2007            2006            $                   %           $                %
                      ----              ----            ----            -                   -           -                -
ENTERTAINMENT         $   203,066       $14,568,379     8,053,146       $(14,365,313)       (99%)       6,515,233        81%
DIGIT GAMES           $        --       $22,451,970     24,505,465      $(22,451,970)       (100%)      (2,053,495)      (8%)
OTHER                          --       $32,920         14,664          $(32,920)           (100%)      18,256           124%
TOTAL REVENUES        $   203,066       $37,053,269     32,573,275      $(36,850,203)       (99%)       4,479,994        14%


         Digit gaming revenue for the year ended December 31, 2008 at NIL was lower than $22,451,970 at December 31, 2007 by $22,451,970 (100%). This
         was mainly due to the suspension of the lottery operations by the Cambodian Government which resulted in all revenues in the year 2008 to be reversed since such revenues did not meet the criteria for recognizing the revenues.

         Entertainment revenue for the year ended December 31, 2008 at $203,066 was lower than entertainment revenue of $14,568,379 for year ended December 31, 2007 by $14,365,313 (99%).

         For the year ended December 31, 2007, the entertainment revenue was attributed to the completion and delivery of the IPTV platform in Indonesia. The completion and delivery of the IPTV platform comprised of the hardware, software and middleware, and supply and programming of content. Since the IPTV platform was sold, the Company did not derive nor earn any further revenues from that source. The Management has entered into a Joint Venture agreement as of December 15, 2008 with the buyer for the IPTV business in Indonesia.

         For the year ended December 31, 2008, the Company was involved in the redevelopment of WOWtv, the Company's broadband entertainment web TV service. The redevelopment was done to incorporate a new social networking service, and a user generated content service. These new services, combined with the video streaming services on WOWtv, were needed to upgrade the site to attract and sustain higher viewership. This in turn would provide the Company with a bigger potential for attracting advertising and syndication revenues to WOWtv. The new WOWtv was initially launched in July, 2008, with full operation expected by year end.

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

         The Company felt that it would be a sound business strategy to launch the newly designed WOWtv first, and then to focus on obtaining advertising revenues in the next six months of the year. The Company was not able to secure any new advertising or content syndication contracts for its broadband entertainment service for the year ended December 31, 2008.

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

         COST OF SERVICES

         The following table sets forth a year-over-year comparison of the Company's cost of services :

                              YEAR ENDED DECEMBER 31                       VARIANCE                      VARIANCE
                                                                          2008 VS. 2007                2007 VS. 2006
                   2008              2007            2006            $                   %           $                %
                   ----              ----            ----            -                   -           -                -
COST OF SERVICES   $869,781          $23,349,404     $24,302,425     $(22,479,623)       (96%)       $(953,021)       (4%)


Cost of services for the year ended December 31, 2008 was $869,781 which decreased by $22,479,623(96%) from $23,349,404 for the year ended December 31, 2007.

The decrease in the cost of services of $22,479,623 (96%) for year ended December 31, 2008 was attributed to the reversal of the cost in managing and operating the digit games, resulting from the reversal of the digit games revenue.

As a proportion of revenue, the cost of services for the year ended 2008 was 428% (cost of services at $869,781 and revenue of $203,066 as compared to 63% (cost of services at $23,349,404 and revenue of $37,053,269) for the year ended December 31, 2007. This was due to a write off of $457,500 attributed to the inventory of set top boxes held by the company.

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


         DISTRIBUTION EXPENSES

         The following table sets forth a year-over-year comparison of the Company's distribution expenses :


                               YEAR ENDED DECEMBER 31                     VARIANCE                      VARIANCE
                                                                        2008 VS. 2007                 2007 VS. 2006
                   2008              2007           2006            $                  %            $               %
                   ----              ----           ----            -                  -            -               -
TOTAL              $1,205,418        $891,484       $1,446,990      $313,934           35%          $(555,506)      (38%)
DISTRIBUTION
EXPENSES


         Distribution expenses for the year ended December 31, 2008 at $1,205,418 were higher by $313,934 (35%) as compared to the amount of $891,484 incurred for the year ended December 31, 2007.

         The higher distribution expenses were attributed to the write off of digit games working capital amounting to $861,186 for 2008, offset by decreased spending of marketing and promotions which decreased by $463,592 (85%), from $543,752 for the year ended December 31, 2007 to $80,160 for the year ended December 31, 2008.

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

         GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth a year-over-year comparison of the Company's general and administrative expenses :

                                YEAR ENDED DECEMBER 31                      VARIANCE                       VARIANCE
                                                                          2008 VS. 2007                  2007 VS. 2006
                      2008              2007          2006             $                  %            $               %
                      ----              ----          ----             -                  -            -               -
TOTAL GENERAL AND     $3,876,263        $7,152,510    $5,279,778       $(3,276,247)       (46%)        $1,872,732      35%
ADMINISTRATIVE
EXPENSES


         Administration expenses for the year ended December 31, 2008 at $3,876,263 were lower by $3,276,247 (46%) as compared to the amount of $7,152,510 incurred for the year ended December 31, 2007.

         The decrease in administrative expenses for the year ended December 31, 2008 was attributed mainly to the decrease in:

         o Amortization. License amortization had decreased by $2,172,190 (66%), from $3,305,000 for the year ended December 31, 2007 to $1,132,810 for the year ended December 31, 2008. The decrease was mainly due to most of the intangible assets being fully depreciated by end of December 31, 2007.

         o Staff costs. Staff costs had decreased by $662,845 (45%), from $1,475,778 for the year ended December 31, 2007 to $812,933 for the year ended December 31, 2008. The decrease was mainly due as a result of cost reduction measures to reduce operating costs.

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

         IMPAIRMENT LOSS ON INTANGIBLE ASSET

         For the year ended December 31, 2008, there was an impairment loss on intangible asset of $3,762,777. No impairment losses on intangible asset was recorded for the year ended December 31, 2007 and the year ended December 31, 2006.

         The impairment loss of $3,762,777 for the year ended December 31, 2008 was due to the impairment on the digit games lottery license, resulting from the suspension of the lottery operations by the Cambodia Government. This also resulted in all digit games revenues in the year 2008 being reversed since such revenues did not meet the criteria for recording the revenues.

         IMPAIRMENT LOSS ON ASSOCIATE

         For the year ended December 31, 2008, there was an impairment loss on associate of $4,928,506. No impairment losses on associate was recorded for the year ended December 31, 2007 and the year ended December 31, 2006.

         The impairment loss of $4,928,506 for the year ended December 31, 2008 was due to the Company's Equity Method Investment of 30.1% ownership interest in 121 View Corporation (SEA) Ltd being impaired as a result of the associate's inability to generate any reasonable revenues or profit to sustain its operations for the year ended December 31, 2008.

         (LOSS) INCOME FROM OPERATIONS

         The following table sets forth a year-over-year comparison of the Company's income from operations:

                                                               Year Ended December 31
                                                 2008                  2007               2006
                                                 ----                  ----               ----
         (LOSS) INCOME FROM OPERATIONS           $(14,439,679)        $5,659,871         $1,544,082

         The Company incurred a loss from operations of $14,439,679 for the year ended December 31, 2008 as compared to the income from operations of $5,659,871 for the year ended December 31, 2007. This was due to the significant decrease in the entertainment and digit games revenues, impairment loss in the fair value of an associate of $4,928,506 and impairment loss on the digit game license of $3,762,777 for the year ended December 31, 2008.

         The Company reported an income from operations of $5,659,871 for the year ended December 31, 2007 as compared to the income from operations of $1,544,082 for the year ended December 31, 2006. The significant increase in the income from operations for the year ended December 31, 2007 was due to the significant increase in the entertainment segment revenue for the year.


         NET INCOME ( LOSS )

         The following table sets forth a year-over-year comparison of the Company's net income :

                                                               Year Ended December 31
                                                 2008                  2007               2006
                                                 ----                  ----               ----
         Net income ( Loss )                     $(17,229,866)         $5,088,792         $1,250,529


         Net loss for the year ended December 31, 2008, was $17,229,866 which decreased by $22,318,658 (439%) from net income of $5,088,792 for the year ended December 31, 2007.

         The significant decrease in net income for the year ended December 31, 2008 was mainly attributed to the following :

         o a loss from operations of $14,439,679 due to decrease in the entertainment and digit games revenues, impairment loss in the fair value of an associate of $4,928,506 and impairment loss on the digit game license of $3,762,777 for the year ended December 31, 2008.

         o Non operational losses totaling $3,748,240 in the year ended December 31, 2008 comprising mainly of loss on sale of investment securities of $750,421, and impairment loss in the fair value of investments (equity securities) held for trading amounting to $2,744,380, offset by the net loss of $486,893 as of December 31, 2007 in the same investment.

         o The tax benefit of $958,050 for income taxes to offset loss from operations and non operational lossses.

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

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $1,484,945 at December 31, 2008 as compared to cash of $2,322,541 at December 31, 2007.

         The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

         During the year ended December 31, 2008, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

         NEW CONTRACTS

         o On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and will mature in June 2010.

         o On October 3, 2008, M2B World Asia Pacific Pte Ltd signed an agreement with a Malaysia Company to launch an IPTV service using the Company's set top box and system, on a trial basis in a major hotel in Kuala Lumpur, the capital city of Malaysia.

         o On December 15, 2008, M2B World Holdings Limited, a subsidiary of M2B World Asia Pacific Pte Ltd, entered into an agreement with PT Agis TBK, a company in Indonesia, to set up a Joint Venture Company to launch the full WOWtv service and content in Indonesia. The agreement would give M2B World Holdings Limited a 49 percent equity stake in the Joint Venture Company, which is called PT WOW Television. The extended relationship and joint venture with PT Agis TBK in Indonesia is expected to expand the WOWtv branding and viewership, and provide potentially new revenue sources in Indonesia.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $3,198,369 and $10,237,958 in marketable securities as of December 31, 2008 and December 31, 2007 respectively.

         The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $1,484,945 and $2,322,541 at December 31, 2008 and 2007, respectively.

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Notes thereto commencing on Page F-1.

        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                      PAGE
                                                                                                --------------------
        Report of Independent Registered Public Accounting Firm                                       F-1

        Consolidated Balance Sheets                                                                   F-2

        Consolidated Statements of Income                                                             F-3

        Consolidated Statements of Stockholders' Equity and Comprehensive
        Income                                                                                        F-4 - F-6

        Consolidated Statements of Cash Flows                                                         F-7 - F-8

        Notes to Consolidated Financial Statements                                                    F-9 - F-26



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On July 21, 2008, the Board of Directors of the Company determined that it was in the best interest of the Registrant to change its auditors, Nexia Court & Co., to Mendoza Berger & Company, LLP. Nexia Court & Co. elected not to stand for reappointment as the Registrant's Auditors. The Board of Directors of the Company accepted Nexia Court's decision as of the date hereof and appointed Mendoza Berger & Co., LLP. as its new certified accountants and auditors.

         During the Company's fiscal years 2006-2007, and during the interim period from January 1, 2008 through the date March 31, 2008, there have been no past disagreements between the Company and Nexia Court & Co., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

         The audit reports provided by the Company's auditors, Nexia Court & Co. for the fiscal years ended December 31, 2006 and 2007 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

         The Board of Directors approved the appointment of Mendoza Berger & Company, LLP. of Irvine, California as its new auditors on July 21, 2008. During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Mendoza Berger & Company, LLP., regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events required to be disclosed under Items 304(a)(2)(i)and
         (ii) of Regulation S-K.

ITEM 9A :  CONTROLS AND PROCEDURES

         EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

         A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

         Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Annual Report on Form 10-K for the period ended December 31, 2008 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

         In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have assessed the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

         Based on this assessment and those criteria, our Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of December 31, 2008. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

         Subsequent to December 31, 2008, the Company plans to hire a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

         Due to the current size of the Company it does not intend to add more independent board members or audit committee members at this time. This deficiency will be addressed if the Company shows substantial growth moving forward.

         The Company needs to complete implementing in 2009 the internal controls based on the criteria established in INTERNAL CONTROL - INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), pursuant to the timetable set up by the SEC for non-accelerated filers and smaller reporting company filers. The management is fully committed to implement the internal controls based on these criteria in 2009 and the management believes that it is taking the steps that will properly address any issue.

         While we are taking immediate steps and dedicating substantial resources to implement the internal controls, they will not be considered fully implemented until the new and improved internal controls operate for a period of time, are tested and are found to be operating effectively.

         The Company's predecessor registered public accountant had not conducted an audit of the Company's controls and procedures regarding internal control over financial reporting during the reporting period when the Company was an accelerated filer. Consequently, the registered public accounting firm expressed no opinion with regards to the effectiveness or implementation of the Company's controls and procedures with regards to internal control over financial reporting during that period of time. The Company's current registered public accountant has not conducted an audit of the Company's controls and procedures regarding internal control over financial reporting at this time.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of December, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

         CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

         During the year ended December 31,2008, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


ITEM 9B:  OTHER INFORMATION

         None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors, executive officers and key employees as of February 27, 2009 were as follows:

         Name                        Age    Position
         --------                  -------  -----------
         Sakae Torisawa              63     Chairman of the Board of Directors

         Zee Moey Ngiam              53     Director

         Colin St.Gerard Binny       54     Chief Executive Officer, President,
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

         As of February 27, 2009, the following directors and executive officers have resigned from the Company:


                      Name              Age                        Position                            Resignation Date
           -------------------------- -------- -------------------------------------------  ------------------------------------
           Francis Keong Kwong           48    Director and former Chief Financial Officer           February 10, 2008
           Foong


                              CORPORATE GOVERNANCE

         BOARD OF DIRECTORS

         BOARD MEMBERS WHO ARE DEEMED INDEPENDENT

         Our board of directors has determined that with exception of Ngiam Zee Moey, none of our directors are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See below the NASDAQ definition of "Independent Director."

         Ngiam Zee Moey has been determined as an "independent" director. Under the National Association of Securities Dealers Automated Quotations definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company's outside auditor.

         Our board of directors has determined that Ngiam Zee Moey fulfilled the definition of "Financial Expert". The term "Financial Expert" is defined as a person who has the following attributes: an understanding of generally accepted accounting principles and financial statements; has the ability to assess the general application of such principles in connection with the accounting for estimates, accruals and reserves; experience preparing, auditing, analyzing or evaluating financial statements that present a breadth and level of complexity of accounting issues that are generally comparable to the breadth and complexity of issues that can reasonably be expected to be raised by the company's financial statements, or experience actively supervising one or more persons engaged in such activities; an understanding of internal controls and procedures for financial reporting; and an understanding of audit committee functions.


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

         The members of the Audit Committee are Ngiam Zee Moey, Colin Binny and Francis Foong (resigned on February 10, 2008)

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

         The members of the Nominating and Corporate Governance Committee are Sakae Torisawa, and Ngiam Zee Moey.

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

         The members of the Compensation Committee are Sakae Torisawa and Ngiam Zee Moey.


         CODE OF BUSINESS CONDUCT AND ETHICS

         Our code of business conduct and ethics, as approved by our board of directors, and it can be obtained from our Website, at www.amaruinc.com

         We intend to satisfy the disclosure requirement relating to amendments to or waivers from provisions of the code that relate to one or more of the items set forth in Regulations S-K, by describing on our Internet Website, within five business days following the date of a waiver or a substantive amendment, the date of the waiver or amendment, the nature of the amendment or waiver, and the name of the person to whom the waiver was granted.

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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2008 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2008, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11:  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2008 shown below.


              Name and Principal      Year    Salary    Bonus   Stock    Options  Non-Equity    Change in     All Other     Total
                   Position                    ($)       ($)    Awards   Awards   Incentive      Pension     Compensation    ($)
                                                                  ($)     ($)       Plan         Value and        ($)
                                                                                Compensation  Non-qualitative
                                                                                    ($)          Deferred
                                                                                               Compensation
                                                                                                 Earnings
                                                                                                   ($)
            ------------------------------------------------------------------------------------------------------------------------

            Colin Binny, CEO          2008        --       --       --        -         -                  -           -          -
                                      2007    44,949       --       --        -         -                  -         810     45,759
                                      2006   110,065   83,725       --        -         -                  -     142,828    336,618
                                      2005    92,537   31,847   21,900        -         -                  -     110,598    256,882

            Francis Foong, former     2007        --       --       --        -         -                  -           -         --
            CFO(Resigned on August    2006    50,799   52,054   54,000        -         -                  -      16,718    173,571
            31, 2006)                 2005    52,878   18,628   70,500        -         -                  -      74,776    216,782


            Bee Leng Ho, former       2007    26,093       --       --        -         -                  -      81,482    107,575
            CFO (Resigned on April    2006    45,908   24,411   40,500        -         -                  -       5,713    116,532
            2, 2007)


         (1)  Bonus awarded based on performance.

         (2) No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2006, December 31, 2007 and December 2008.

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



         As of December 31 2008, 9,745,040 million shares of common stock remain unused in the Company's 2004 Equity Compensation Plan.


         Outstanding Equity Awards at Fiscal Year-End Table

        ---------------------------------------------------------------------- ------------------------------------
                           Option Awards Stock Awards

        ------------- ------------- ----------   --------   --------- ------------ ------ ------- --------- ---------
        Name          Number        Number        Equity     Option    Option       Number Market  Equity    Equity
                      of            of            Incentive  Exercise  Expiration   of     Value   Incentive Incentive
                      Securities    Securities    Plan       Price     Date         Shares of      Plan      Plan
                      Underlying    Underlying    Awards:    ($)                    or     Shares  Awards:   Awards:
                      Unexercised   Unexercised   Number                            Units  or      Number    Market
                      Options       Options       of                                of     Units   of        or
                      (#)           (#)           Securities                        Stock  of      Unearned  Payout
                      Exercisable   Unexercisabe  Underlying                        That   Stock   Shares,   Value
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

         EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth equity compensation plan information as of December 31, 2008:

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

         DIRECTOR COMPENSATION

         STOCK OPTIONS

         Stock options and equity compensation awards to our non-employee / non-executive director are at the discretion of the Board. To date, no options or equity awards have been made to our non-employee / non-executive director.

         CASH COMPENSATION

         Our non-employee / non-executive director is eligible to receive a fee to be paid for attending each Board meeting; however, no fees were paid in 2008.

         TRAVEL EXPENSES

         All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

         DIRECTOR COMPENSATION

         The following table shows the overall compensation earned for the 2008 fiscal year with respect to each non-employee and non-executive director as of December 31, 2008.


                                                                  DIRECTOR COMPENSATION
                              ------------------------------------------------------------------------------------------
                              FEES
                              EARNED                           NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID              OPTION      INCENTIVE PLAN  DEFERRED        ALL OTHER
PRINCIPAL                     IN CASH  STOCK       AWARDS      COMPENSATION    COMPENSATION    COMPENSATION ($)
POSITION                      ($)      AWARDS ($)  (1)         ($)(2)          EARNINGS($)     (3)              TOTAL ($)
---------------------------   -------  ----------  ----------  -------------   -------------   ---------------- ---------
Sakae Torisawa, Director           --          --          --             --              --                 --        --

Zee Moey Ngiam, Director           --          --          --             --              --                 --        --

Colin Binny, Director              --          --          --             --              --                 --        --



-----------------------

         (1) Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable
              (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form
              10-K.

         (2)  Excludes awards or earnings reported in preceding columns.

         (3) Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         GENERAL

         As of March 20, 2009, a total of 159,431,861 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

         o        Each of our directors

         o        Each of our named executive officers

         o        All of our directors and executive officers as a group; and

         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

               Name and Address                   Amount and Nature of Beneficial      Percent of Class of
               of Beneficial Owner                   Ownership of Common Stock             Common Stock
               --------------------------        --------------------------------      ----------------------
               Colin St.Gerard Binny                      22,111,888 (1)                      13.87%
               112 Middle Road #08-01                       (Indirect)
               Midland House
               Singapore 188970

               Sakae Torisawa                                1,712,808                        1.07%
               112 Middle Road #08-01                         (Direct)
               Midland House
               Singapore 188970

               Zee Moey Ngiam                                    0                            0.06%
               112 Middle Road #08-01                        (Direct)
               Midland House
               Singapore 188970

               Francis Foong                                     0                            0.00%
               Former officer and director                   (Direct)
               112 Middle Road #08-01
               Midland House
               Singapore 188970

               All Directors and Officers                   23,824,696                         15%
               As A Group (4 persons)

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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2008 and December 31, 2007.

                                         2008               2007
                                     -------------    --------------
           Audit fees (1)            $     139,491    $      281,431
                                                --                --
                                     -------------    --------------
           Total                     $     139,491    $      281,431
                                     =============    ==============


         (1) Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2008 by Nexia Court & Co.,Nexia Tan & Sitoh, Horwath First Trust and Mendoza, Berger & Co. LLP.

                  In 2007, these fees were paid and payable for professional services performed by Nexia Court & Co., Nexia Tan & Sitoh and Horwath First Trust. These are fees paid or payable For the audit of the annual financial statements and review of financial statements included in our 10-QSB filings, and services that are normally provided in connection with statutory and regulatory filings.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         For the fiscal years ended December 31, 2008 and 2007, there were $-0-in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

         For the fiscal years ended December 31, 2008 and 2007, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

ITEM 15: EXHIBITS

         The following exhibits are included herein or incorporated by reference:

           Exhibit Number         Description
           ---------------------- ------------------------------------------------------------------------------------------------
           2.1                    Agreement and Plan of Reorganization with M2B World Pte. Ltd..**
           3.1                    Articles of Incorporation*
           3.2                    Amendment to the Articles of Incorporation***
           3.3                    Bylaws*
           4.1                    Form of Subscription Agreement executed by investors in the
                                  Private Placement*
           10.1                   Sale and Purchase Agreement dated January 15, 2007.**
           14.1                   Code of Ethics of the Company*
           14.2                   Code of Ethics of Senior Officers of the Company*
           21.1                   Company's Subsidiaries
           23.1                   Consent of Nexia Court & Co.
           31.1                   Certification of Chief Executive Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act
           31.2                   Certification of Chief Financial Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act
           32.1                   Certification of Chief Executive Officer Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act
           32.2                   Certification of Chief Financial Officer Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act

         * Previously filed with the Securities and Exchange Commission onForm 10-SB.

         ** Previously filed with the Securities and Exchange Commission onForm 8-K.

         *** Previously filed with the Securities and Exchange Commission on Schedule 14C.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Amaru, Inc.



                               BY:    /s/ Colin Binny
                                     -------------------
                                     Colin Binny, President and CEO
                               Date: March 31, 2009


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Colin Binny         President, CEO, Interim CFO and Director    Date: March 31, 2009
----------------------  (Principal Executive Officer and
Colin Binny             Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: March 31, 2009
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: March 31, 2009
----------------------
Zee Moey Ngiam

                                   AMARU, INC.


                       FINANCIAL STATEMENTS AND SCHEDULES


                           DECEMBER 31, 2008 AND 2007

                                   AMARU, INC.


TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS                  PAGE


Report of Independent Registered Public Accounting Firm                F-1 - F2

Consolidated Balance Sheets                                              F-3

Consolidated Statements of Income                                        F-4

Consolidated Statements of Stockholders' Equity and Comprehensive
Income                                                                F-5 - F-7

Consolidated Statements of Cash Flows                                 F-8 - F-9

Notes to Consolidated Financial Statements                           F-10 - F-27

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Amaru, Inc.

We have audited the accompanying consolidated balance sheet of Amaru, Inc. (a Nevada corporation) (the "Company") as of December 31, 2008, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Amaru, Inc. as of December 31,2007 were audited by other auditors whose report dated March 31,2008 , included an explanatory paragraph that described that management had not completed their assessment of internal controls over financial reporting and were unable to apply other procedures to satisfy themselves as to the effectiveness of the Company's internal control over financial reporting , the scope of their work was not sufficient to enable them to express an opinion on the effectiveness of the Company's internal control over financial reporting.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. as of December 31, 2008 , and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.


/s/ MENDOZA BERGER & COMPANY, LLP

MENDOZA BERGER & COMPANY, LLP


Irvine, California
March 31, 2009

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

In our opinion, the 2007 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amaru Inc. at 31 December 2007, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/S/NEXIA COURT & CO.
Nexia Court & Co.
Chartered Accountants

Sydney, Australia
31 March 2008


                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2008 AND 2007

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2008              2007
                                                             ------------       ------------
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                    $  1,484,945       $  2,322,541
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
$1,055,855 AND $54,154 AT DECEMBER 31,
2008 AND 2007 RESPECTIVELY                                        134,710            744,589
PREPAYMENT ON PURCHASE                                                 --          3,733,333
ACCOUNTS RECEIVABLE FROM SALE OF IPTV PLATFORM                  9,500,000          9,500,000
EQUITY SECURITIES HELD FOR TRADING                                179,620          2,924,000
OTHER CURRENT ASSETS                                              230,293            513,614
INVENTORIES                                                       644,153          1,157,248
INVESTMENTS AVAILABLE FOR SALE                                  2,402,613          2,402,613
                                                             ------------       ------------
        TOTAL CURRENT ASSETS                                   14,576,334         23,297,938

NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                     1,033,506          1,797,146
INTANGIBLE ASSETS, NET                                         20,872,056         25,693,066
EQUITY METHOD INVESTMENT                                               --          4,942,283
INVESTMENTS AVAILABLE FOR SALE                                    616,136          4,911,345
                                                             ------------       ------------
        TOTAL NON-CURRENT ASSETS                               22,521,698         37,343,840
                                                             ------------       ------------
TOTAL ASSETS                                                 $ 37,098,032       $ 60,641,778
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $  1,319,897       $  3,068,613
OTHER PAYABLES                                                      5,458            100,005
ADVANCES FROM RELATED PARTIES                                      48,681            155,313
CAPITAL LEASE PAYABLE - SHORT TERM                                 10,809             10,746
INCOME TAXES PAYABLE                                                5,428              5,428
                                                             ------------       ------------
        TOTAL CURRENT LIABILITIES                               1,390,273          3,340,105

NON-CURRENT LIABILITIES
DEFERRED TAX LIABILITIES                                               --          1,672,801
CONVERTIBLE TERM LOAN                                           2,307,796                 --
HIRE PURCHASE CREDITOR                                             46,831             57,306
                                                             ------------       ------------
        TOTAL NON-CURRENT LIABILITIES                           2,354,627          1,730,107
                                                             ------------       ------------
Total liabilities                                               3,744,900          5,070,212


Commitments                                                            --                 --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2008 and 2007, respectively                       --                 --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 159,431,861 and 159,431,861 shares
        issued and outstanding at December 31, 2008 and
        2007, respectively                                        154,098            159,431
Additional paid-in capital                                     39,190,666         42,918,666
Retained earnings                                              (9,726,413)         5,650,447
Accumulated other comprehensive income                            968,406          2,223,641
Minority interest                                               2,766,375          4,619,381
                                                             ------------       ------------
        Total stockholders' equity                             33,353,132         55,571,566
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $ 37,098,032       $ 60,641,778
                                                             ============       ============

                     See accompanying notes to consolidated financial statements



                                              AMARU, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF INCOME
                                   FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                                          FOR THE YEAR ENDED
                                                           DECEMBER 31,       DECEMBER 31,        DECEMBER 31,
                                                              2008                2007                2006
                                                          -------------       -------------       -------------
Revenue:
    Entertainment                                         $     203,066       $  14,568,379       $   8,053,146
    Digit gaming                                                     --          22,451,970          24,505,465
    Other                                                            --              32,920              14,664
                                                          -------------       -------------       -------------
Total revenue                                                   203,066          37,053,269          32,573,275
Cost of services                                               (869,781)        (23,349,404)        (24,302,425)
                                                          -------------       -------------       -------------
Gross profit (loss)                                            (666,715)         13,703,865           8,270,850

Distribution costs                                           (1,205,418)           (891,484)         (1,446,990)
Administrative expenses                                      (3,876,263)         (7,152,510)         (5,279,778)
Impairment loss on intangible asset                          (3,762,777)                 --                  --
Impairment loss on associate                                 (4,928,506)                 --                  --
                                                          -------------       -------------       -------------
    Total expenses                                          (13,772,964)         (8,043,994)         (6,726,768)
                                                          -------------       -------------       -------------
Income (loss) from operations                               (14,439,679)          5,659,871           1,544,082

Other income (expense):
    Interest expenses                                           (60,027)             (1,378)                 --
    Interest income                                              14,183              45,819             129,227
    Gain (Loss) on disposal of equipment                       (193,814)            (10,230)                 --
    Gain (Loss) on sale of investment securities               (750,421)                 --             185,686
    Management fee income                                            --                  --              60,247
    Intangible asset written off                                     --          (2,420,227)                 --
    Gain on dilution of interest in subsidiary                       --           2,483,872                  --
    Net change in fair value of financial assets at
      fair value securities for trading                      (2,744,380)           (466,000)                 --
    Share of loss of associate                                  (13,778)            (23,832)                 --
                                                          -------------       -------------       -------------
Income (loss) before income taxes                           (18,187,916)          5,267,895           1,919,242
(Provision) benefit for income taxes                            958,050            (179,103)           (668,713)
                                                          -------------       -------------       -------------
Net Income (loss)                                         $ (17,229,866)      $   5,088,792       $   1,250,529
                                                          =============       =============       =============



Attributable to:
    Equity holders of the Company                         $ (15,376,860)      $   3,565,539       $   1,250,259
    Minority interests                                       (1,853,006)          1,523,253                  --
                                                          -------------       -------------       -------------
Net income                                                $ (17,229,866)      $   5,088,792       $   1,250,529
                                                          =============       =============       =============

Net income per share                                      $       (0.11)      $        0.03       $        0.01
- - basic and diluted                                     =============       =============       =============

Weighted average number of common shares outstanding
- - basic and diluted                                       159,431,861         156,548,902         153,605,863
                                                          =============       =============       =============


                               See accompanying notes to consolidated financial statements





                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006


                             PREFERRED STOCK              COMMON STOCK
                        -------------------------   -------------------------
                          NUMBER         PAR          NUMBER          PAR                       SUBSCRIBED
                            OF          VALUE           OF           VALUE     ADDITIONAL PAID-   COMMON        RETAINED
                          SHARES       ($0.001)       SHARES        ($0.001)     IN CAPITAL       STOCK         EARNINGS
                        -----------   -----------   -----------   -----------   -------------   -----------    -----------
Balance at December
    31, 2005                     --            --   125,591,120   $   125,591   $  14,642,550   $ 4,256,880    $   834,379

Common stock issued
    for cash                     --            --    15,339,568        15,339      11,255,404            --             --


Common stock issued
    for services                 --            --        40,000            40          59,960            --             --

Subscribed common
    stock issued                 --            --     5,675,840         5,676       4,251,204    (4,256,880)            --

Common stock issued
    In exchange for
    Acquisition of film library  --            --     6,992,000         6,992       8,733,008            --             --

Common stock
    subscribed for
    services(420,000
    shares)                      --            --            --            --              --       189,000             --


Net income                       --            --            --            --              --            --      1,250,529

Change in fair value
 of available for-sale-equity
 securities, net of tax          --            --            --            --              --            --             --

Comprehensive
    income                       --            --            --            --              --            --             --
                        -----------   -----------   -----------   -----------   -------------   -----------    -----------
Balance at December
    31, 2006                     --            --   153,638,528   $   153,638   $  38,942,126   $   189,000    $ 2,084,908
                        ===========   ===========   ===========   ===========   =============   ===========    ===========


                                                                                                               (CONTINUED)

                                                          F-5a


                                                ACCUMULATED OTHER
                                               COMPREHENSIVE INCOME
                                             -------------------------
                                               CURRENCY                                   TOTAL
                                             TRANSLATION    FAIR VALUE    MINORITY    SHAREHOLDERS'
                                               RESERVE       RESERVE      INTEREST       EQUITY
                                             -----------   -----------   -----------   -----------
Balance at December
    31, 2005                                 $    12,927   $        --   $        --   $19,872,327

Common stock issued
    for cash                                          --            --            --    11,270,743

Common stock issued
    For services                                      --            --            --        60,000

Subscribed common
    stock issued                                      --            --            --            --

Common stock issued
     In exchange for
     Acquisition of film libabry                      --            --            --     8,740,000

Common stock
    subscribed for
    services (420,000
    shares)                                           --            --            --       189,000


Net income                                            --            --            --     1,250,529

Comprehensive in fair value
    of available for-sale-equity
    securities, net of tax                            --     3,664,647            --     3,664,647

Comprehensive
    income                                            --            --            --     4,915,176
                                             -----------   -----------   -----------   -----------
Balance at December
    31, 2006                                 $    12,927   $ 3,664,647   $        --   $45,047,246
                                             ===========   ===========   ===========   ===========



                     See accompanying notes to consolidated financial statements


                                                 F-5b



                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006


                             PREFERRED STOCK              COMMON STOCK
                        -------------------------   -------------------------
                          NUMBER         PAR          NUMBER          PAR                       SUBSCRIBED
                            OF          VALUE           OF           VALUE     ADDITIONAL PAID-   COMMON        RETAINED
                          SHARES       ($0.001)       SHARES        ($0.001)     IN CAPITAL       STOCK         EARNINGS
                        -----------   -----------   -----------   -----------   -------------   -----------    -----------
Balance at December
    31, 2006                     --            --   153,638,528   $   153,638   $  38,942,126   $   189,000    $ 2,084,908

Subscribed common
  stock issued                   --            --       420,000           420         188,580      (189,000)            --

Common stock issued
    for services                 --            --        40,000            40          59,960            --             --


Common stock issued
    in exchange for repayment
    of investment                --            --     5,333,333         5,333       3,728,000            --             --

Contribution from
    Minority interest            --            --            --            --              --            --             --


Gain on dilution of
    Interest in subsidiary       --            --            --            --              --            --             --


Net income                       --            --            --            --              --            --      3,565,539

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                       --            --            --            --              --            --             --

Comprehensive
    income                       --            --            --            --              --            --             --
                        -----------   -----------   -----------   -----------   -------------   -----------    -----------
Balance at December
    31, 2007                     --            --   159,431,861   $   159,431   $  42,918,666   $        --    $ 5,650,447
                        ===========   ===========   ===========   ===========   =============   ===========    ===========


                                                                                                               (CONTINUED)

                                                          F-6a



                                                 ACCUMULATED OTHER
                                                COMPREHENSIVE INCOME
                                              -------------------------
                                                CURRENCY                                   TOTAL
                                              TRANSLATION    FAIR VALUE    MINORITY    SHAREHOLDERS'
                                                RESERVE       RESERVE      INTEREST       EQUITY
                                              -----------   -----------   -----------   -----------
Balance at December
    31, 2006                                  $    12,927   $ 3,664,647   $        --  $ 45,047,246

Subscribed common
    Stock issued                                       --            --            --            --

Common stock issued
    for services                                       --            --            --        60,000

Common stock issued
     in exchange for prepayment
     of investment                                     --            --            --     3,733,333

Contribution from minority
    Interest                                           --            --     5,580,000     5,580,000

Gain on dilution
    Interest in subsidiary                             --            --    (2,483,872)   (2,483,872)

Net income                                             --            --     1,523,253     5,088,792

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                                             --    (1,453,933)           --    (1,453,933)

Comprehensive
    income                                             --            --            --     3,634,859
                                              -----------   -----------   -----------   -----------
Balance at December
    31, 2007                                  $    12,927   $ 2,210,714   $ 4,619,381   $55,571,566
                                              ===========   ===========   ===========   ===========


                     See accompanying notes to consolidated financial statements

                                                  F-6b



                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006



                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR           NUMBER           PAR       COMMON STOCK
                             OF           VALUE           OF            VALUE         HELD FOR    ADDITIONAL PAID-     RETAINED
                           SHARES        ($0.001)        SHARES        ($0.001)     CANCELLATION     IN CAPITAL        EARNINGS
                        ------------   ------------   ------------   ------------   ------------   --------------    ------------
Balance at December
    31, 2007                      --             --    159,431,861   $    159,431             --   $   42,918,666    $  5,650,447

Net loss                          --             --             --             --             --               --     (15,376,860)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --             --             --             --             --               --              --

Common stock
 received in
 cancellation of
 exchange for repayment
 of investment                    --            --      (5,333,333)        (5,333)     5,333,333       (3,278,000)             --

Comprehensive
    income                        --             --             --             --             --               --              --
                        ------------   ------------   ------------   ------------   ------------   --------------    ------------
Balance at December
    31, 2008                      --             --    154,098,528   $    154,098      5,333,333   $   39,190,666    $ (9,726,413)
                        ============   ============   ============   ============   ============   ==============    ============


                                                          F-7a



                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2007            $     12,927   $  2,210,714    $  4,619,381    $ 55,571,566


Net loss                          --             --      (1,853,006)    (17,229,866)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --     (1,255,235)             --      (1,255,235)

Common stock received
 received in
 cancellation of
  exchange for
   repayment of
   investment                     --             --              --      (3,733,333)

Comprehensive
    loss                          --             --              --     (22,218,434)
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2008            $     12,927   $    955,479    $  2,766,375    $ 33,353,132
                        ============   ============    ============    ============



           See accompanying notes to consolidated financial statements


                                      F-7b




                                                 AMARU, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                                                       FOR THE YEAR ENDED
                                                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 31
                                                                            2008              2007               2006
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                 $(17,229,866)      $  5,088,792       $  1,250,529
      Adjustments for:
      Amortization                                                         1,132,810          3,305,000          1,133,184
      Depreciation                                                           635,119            575,015            235,993
      Allowance for doubtful debts                                                --             54,154                 --
      (Gain) loss on disposal of equipment                                   193,814             10,230                 --
      Intangible asset written off                                                --          2,430,227                 --
      Impairment loss on associate                                         4,928,506                 --                 --
      Impairment loss on intangible asset                                  3,762,777                 --                 --
      (Gain) loss on sale of investment available for sale                   750,421                 --           (185,686)
      Gain on dilution of interest in subsidiary                                  --         (2,483,872)                --

      Net change in fair value of financial assets at fair
      value through Profit or Loss-held for trading                        2,744,380            466,000                 --
      Acquisition of investment in exchange for account receivable                --         (5,090,000)        (3,000,000)
      Common stock issued and subscribed for services                             --             60,000            249,000
      Common stock issued in exchange for prepayment of investment                --          3,733,333                 --
      Deferred tax                                                          (947,099)           179,103                 --
      Share of loss of associate                                              13,778             23,832                 --

Changes in operation assets and liabilities
      Accounts receivable                                                    609,879         (8,192,096)        (1,264,276)
      Inventories                                                            513,095            532,386         (1,677,354)
      Other current assets                                                   283,321         (3,707,343)          (304,318)
      Accounts payable and accrued expenses                               (1,748,716)           966,643          1,445,486
      Other payables                                                         (94,547)           100,005                 --
      Income tax payable                                                          --            (53,045)           668,713
                                                                        ------------       ------------       ------------
Net cash used in operating activities
                                                                          (4,452,328)        (2,011,636)        (1,448,729)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of equipment                                     87,068                885                 --
      Proceeds from sale of investment available for sale                  1,563,852                 --          1,238,001
      Acquisition of equipment                                              (152,364)        (1,167,532)        (1,014,543)
      Acquisition of intangible assets                                       (74,576)        (2,531,410)        (9,427,844)
      Acquisition of associate                                                    --            (66,115)                --
      Acquisition of investments available for sale                               --                 --         (3,041,071)
                                                                        ------------       ------------       ------------
Net cash generated (used) in by investing activities                       1,423,980         (3,764,172)       (12,245,457)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                            (106,632)                --            (58,392)
      Advance from related party                                                  --            155,313                 --
      Proceeds from hire purchase creditor                                        --             68,052                 --
      Repayment of obligation under capital lease                            (10,412)                --                 --
      Receipts from convertible term loan                                  2,307,796                 --                 --
      Issuance of common stock for cash                                           --                 --         11,270,743
      Capital contributed by minority shareholders                                --          5,580,000                 --
                                                                        ------------       ------------       ------------
Net cash provided by financing activities                                  2,190,752          5,803,365         11,212,351
Effect of exchange rate changes on cash and cash equivalents                      --                 --                 --
                                                                        ------------       ------------       ------------
CASH FLOWS FROM ALL ACTIVITIES                                              (837,596)            27,557         (2,481,835)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,322,541          2,294,984          4,776,819
                                                                        ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,484,945       $  2,322,541          2,294,984
                                                                        ============       ============       ============





SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Acquisition of investments (1)                                       $         --    $  5,090,000      $         --
                                                                     ============    ============      ============
Common stock in exchange for acquisition of film library             $         --    $        --       $  8,740,000
                                                                     ============    ============      ============
Common stock in exchange for prepayment of investment (2)            $         --    $  3,733,333      $         --
                                                                     ============    ============      ============
Cancellation of stock issued for prepayment of investment              (3,733,333)   $         --      $         --
                                                                     ============    ============      ============
Subscribed common stock issued                                       $         --    $         --      $  4,256,880
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


           See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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

         THE COMPANY IS ALSO IN THE BUSINESS OF DIGIT GAMING (LOTTERY). THE COMPANY HAS AN 18 YEAR LICENSE TO CONDUCT NATION WIDE LOTTERY IN CAMBODIA. THE COMPANY THROUGH ITS SUBSIDIARY, M2B COMMERCE LIMITED, SIGNED AN AGREEMENT WITH ALLSPORTS INTERNATIONAL LTD, A BRITISH VIRGIN ISLANDS COMPANY TO OPERATE AND CONDUCT DIGIT GAMES IN CAMBODIA AND TO MANAGE THE DIGIT GAMES ACTIVITIES IN CAMBODIA. THE LICENSE HAS BEEN SUSPENDED, SEE NOTE 15.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006



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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


         The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                                                FOR THE YEAR ENDED
                                                      -----------------------------------------
                                                      DECEMBER 31,  DECEMBER 31,    DECEMBER 31
                                                         2008           2007           2006
                                                      -----------   -----------     -----------
         SALES OUTSIDE OF THE U.S.                    $203,066      $37,052,863     $32,573,155

         SERVICES PURCHASED OUTSIDE OF THE U.S.       $771,660      $23,231,423     $24,153,201


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

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The license was suspended, see Note 15.


         The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002 as product development costs. The Company projects that these development costs will be useful for up to 5 years before additional significant development needs to be done.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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

     2.9 Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of December 31, 2008 totaled $179,620 and December 31, 2007 totaled $2,924,000. The changes relate to fair value adjustments of $2,744,380 for the year ended December 31, 2008 and $466,000 for the year ended December 31, 2007.

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

    2.10 Valuation of Long-Lived Assets

         The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the years ended december 31, 2008 and 2007.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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


         THE FOLLOWING TABLE SHOWS HOW OUR INVESTMENTS ARE CATEGORIZED.

FAIR VALUE MEASUREMENT AT DECEMBER 31, 2008 USING:
--------------------------------------------------

                                               PRICES OR FAIR VALUE    QUOTED PRICES IN         VALUATION
                                                  MEASUREMENTS AT       ACTIVE MARKETS          TECHNIQUES
                                                 DECEMBER 31, 2008       (LEVEL 1)              (LEVEL 3)
DESCRIPTION                                              ($)                  ($)                   ($)
-----------------------------------------------------------------------------------------------------------
   EQUITY SECURITIES HELD FOR TRADING                   179,620              179,620                    --

   INVESTMENTS AVAILABLE FOR SALE - CURRENT           2,402,613                   --             2,402,613

   INVESTMENTS AVAILABLE FOR SALE - NON CURRENT              --                   --               616,136


                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


         The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial assets (Investments Available for Sale) for the year ended December 31, 2008.

                                                   For year ended
                                                  December 31, 2008
                                                  ------------------

          Balance at the beginning of the period     $ 7,313,958
          Change in fair value of Investments
             Available for Sale - unrealized          (1,980,936)
          Loss on disposal of Investments
             Available for Sale - realized              (750,421)
          Proceeds from sale of Investments
            Available for Sale                        (1,563,852)
                                                     -----------
          Balance at the end of the period           $ 3,018,749
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


   2.12  Advances from Related Party

         Advances from director and related party of $48,681 are unsecured, non-interest bearing and payable on demand.

    2.13 Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the year ended December 31, 2008 and 2007.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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

    2.20 Advertising

         The cost of advertising is expensed as incurred. For the year ended December 31, 2008 and 2007, the Company incurred advertising expenses of $80,160 and $543,752 respectively.

    2.21 Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2008             2007
                                                    ----------      -----------
         Quoted equity security, at fair value      $179,620         $2,924,000
                                                    ==========      ===========


         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of approximately US$2.74 million for the year ended December 31, 2008 and US$3.24 million for the year ended December 31, 2007.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of approximately US$0.005 per share.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.



4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2008             2007
                                                   -----------      -----------
         Prepayments                               $    70,108      $   169,641
         Deposits                                       69,995          171,095
         Other receivables                              90,190          172,878
                                                   -----------      -----------
                                                   $   230,293      $   513,614
                                                   ===========      ===========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2008             2007
                                                   -----------      -----------
         Office equipment                          $ 1,004,504      $ 1,148,013
         Motor vehicle                                  91,190          112,563
         Furniture, fixture and fittings               313,208          596,790
         Pony set-top boxes                            843,946          842,494
                                                   -----------      -----------
                                                     2,252,848        2,699,860
         Accumulated depreciation                   (1,219,342)        (902,714)
                                                   -----------      -----------
                                                   $ 1,033,506      $ 1,797,146
                                                   ===========      ===========

         Depreciation expense was $635,119 for the year ended December 31, 2008 and $575,015 for the year ended December 31, 2007.


6. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
         INDEFINITE LIVES
         Film library                             $ 17,763,716     $ 17,759,080
                                                   ------------     -----------
                                                    17,763,716       17,759,080
         DEFINITE USEFUL LIVES
         Film library                                5,400,410        5,331,930
         Gaming license                              7,090,000        7,090,000
         Product development expenditures              719,220          719,220
         Software license                               12,649           12,649
                                                  ------------     ------------
                                                    13,222,279       13,153,799
         Accumulated amortization                   (6,351,162)      (5,219,813)
                                                  ------------     ------------
                                                     6,871,117        7,933,986
                                                  ------------     ------------
                                                  $ 24,634,833     $ 25,693,066
         Impairment loss                           (3,762,777)               --
                                                  -----------      ------------
                                                  $ 20,872,056     $ 25,693,066
                                                  ============     ============

         Amortization expense was $1,132,810 for the year ended December 31,2008 and $3,305,000 for the year ended December 31, 2007

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006

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

         Valuations were performed on January 4, 2007 for the assessments of impairment of the Company's 100% ownership of the film library, which reflected a higher value from its cost. The methods of valuation used by the Company consisted of a discounted cash flow model, as well as sales transactions comparison method and market earnings/multiples method. Based on careful analysis of information available, the estimation for the investment value of the film library currently ranges from $400 million to $663 million. Management does not feel that there have been any material changes to affect this valuation during the year ended December 31, 2008.

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

7. EQUITY METHOD INVESTMENT
                                                     DECEMBER 31,  DECEMBER 31,
                                                        2008           2007
                                                     -----------    -----------
         Fair value of investment in associate       $ 3,693,650    $ 3,693,650
         Goodwill                                      1,272,465      1,272,465
         Share of post-acquisition loss                  (37,609)       (23,832)
                                                     -----------    -----------
                                                     $ 4,928,506    $ 4,942,283
         Impairement loss                             (4,928,506)            --
                                                     -----------    -----------
                                                              --    $ 4,942,283
                                                     ===========    ===========

         Details of the Company's Equity Method Investment as at December 31, 2008 are as follows:

         Name of Business: 121 View Corporation (SEA) Ltd

         Place of Incorporation: British Virgin Islands

         Principle of Activity: Digital signage solutions

         Proportion of        :            DECEMBER 31, 2008   DECEMBER 31, 2007
         Ownership Interest                -----------------   -----------------
                                                  30.1%              30.1%

         One of the directors of the Company has an interest in the Equity Method Investment Company. One of the directors of the Company is also a director in the Equity Method Investment.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


         Summarized financial information in respect of the Company's Equity Method Investment is set out below:

                                                     DECEMBER 31,   DECEMBER 31,
                                                         2008           2007
                                                     -----------    -----------
         Total assets                                $ 9,337,368    $ 9,353,100
         Total liabilities                               (42,978)       (23,562)
                                                     -----------    -----------
         Net assets                                    9,294,390      9,329,538
                                                     ===========    ===========
         Company's share of Equity Method            $ 2,797,611    $ 2,808,191
         investment's net assets
                                                     ===========    ===========
         Revenue                                     $    21,678    $   163,574
                                                     ===========    ===========
         Loss for the period                         $    14,601    $   (77,735)
                                                     ===========    ===========
         Company's share of Equity Method
         Investment's loss for the period            $     4,395    $   (23,832)
                                                     ===========    ===========

8. INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------
         Non Current :
             Quoted equity securities                $         -    $ 4,031,681
             Unquoted equity securities                  616,136        879,664
                                                     -----------    -----------
                                                         616,136      4,911,345


         Current :
             Unquoted equity securities                2,402,613      2,402,613
                                                     -----------    -----------
                                                     $ 3,018,749    $ 7,313,958
                                                     ===========    ===========


         The unquoted equity securities classified as available-for-sale, with a carrying value of $616,136 as of December 31, 2008 and 2007, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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


9. COMMITMENTS

         As of the balance sheet date, the Group has the following capital commitments:

                                            December 31,  DECEMBER 31,
                                                2008           2007
                                             ----------     ----------
         CAPITAL COMMITMENTS:
         Contracted but not provided for
                Film library                 $  111,687     $  118,073
                Set-top boxes                $2,074,825     $2,074,825
                Contents                        110,171             --
                                             ----------     ----------
                                             $2,303,069     $2,192,898
                                             ==========     ==========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


         Capital Leases

         The following summarizes the Company's capital lease obligations at September 30, 2008:

                                                         2008          2007
                                                       --------      --------
         Future minimum lease payments                 $ 69,140      $ 81,628

         Less: amounts representing interest            (11,500)      (13,576)
                                                       --------      --------
         Present value of net minimum lease payments     57,640        68,052

         Less: current portion                          (10,809)      (10,746)
                                                       --------      --------
                                                       $ 46,831      $ 57,306
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


         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the year ended December 31, 2008 and 2007 was $373,893 and $341,212, respectively. As of December 31, 2008, the future minimum lease payments are as follows:

          For the Year Ended
          December 31,           Operating      Capital
          ---------------------   ---------     --------

          2009                      222,879       10,809
          2010                       19,205       10,809
          2011                           --       10,809
          2012                           --       25,215
                                   --------     --------
                                   $242,084     $ 57,642
                                   ========     ========

10. INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had available approximately $6,813,612 of unused U.S. net operating loss carry-forwards at December 31, 2008, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2008 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $5,081,450 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2008, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006



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


Year 2008                              ENTERTAINMENT    DIGIT GAMING        OTHER        TOTAL
                                      -------------    ------------     ---------    ------------

Revenues from external customers     $    203,066      $         --     $     --     $    203,066
Interest revenue                     $     14,183      $         --     $     --     $     14,183
Interest expense                     $     60,027      $         --     $     --     $     60,027
Depreciation and amortization        $  1,472,540      $    295,389     $     --     $  1,767,929
Segment profit (loss)                $ (4,429,453)     $ (1,226,649)    $     --     $ (5,656,102)
Segment assets                       $ 34,686,359      $  2,409,456     $  2,217     $ 37,098,032
Expenditures for segment
assets                               $    152,364      $         --     $     --     $    152,364


         Reconcilliation: -

         REVENUES
         Total revenues for reportable segments                $    203,066
         Other revenue                                         $         --
                                                               ------------
         Total consolidated revenues                           $    203,066

         INTEREST REVENUE
         Total interest revenue for reportable segments        $     14,183
         Corporate interest revenue                            $         --
                                                               ------------
         Total consolidated interest revenue                   $     14,183
                                                               ============

         INTEREST EXPENSES
         Total interest revenue for reportable segments        $     60,027
         Corporate interest revenue                            $         --
                                                               ------------
         Total consolidated interest expenses                  $     60,027
                                                               ============

         PROFIT OR LOSS
         Total (loss) for reportable segments                  $ (5,656,102)
         Corporate loss                                        $   (331,952)
         Impairment loss on associate                          $ (4,928,506)
         Impairment loss on intangible asset                   $ (3,762,777)
         Loss on disposal of investment available for sale     $   (750,421)
         Loss on valuation of held for trading investment      $ (2,744,380)
         Share of loss of associate                            $    (13,778)
                                                               ------------
         Loss before income tax                                $(18,187,916)
                                                               ============
         ASSETS
         Total assets for reportable segments                  $ 37,095,815
         Other assets                                          $      2,217
                                                               ------------
         Total consolidated assets                             $ 37,098,032
                                                               ============

         EXPENDITURES FOR SEGMENT ASSETS
         Total expenditures for assets for
         reportable segments                                   $    152,364
                                                               ============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006



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



                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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


         During the period, the Company entered into the following transactions with the related parties:

                                                                 FOR THE YEAR ENDED
                                                 ------------------------------------------------
                                                 DECEMBER 31,       DECEMBER 31,     DECEMBER 31,
                                                    2008                2007            2006
                                                 -----------        -----------     ------------
         Associate :
            Marketing                            $     2,467        $   110,537     $         --
                                                 ===========        ===========     ============
         Other Related Party :
             Consultancy fee                     $     2,467        $    80,339     $         --
                                                 ===========        ===========     ============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


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

         On December 15, 2008, M2B World Holdings entered into a further agreement with PT Agis to set up a Joint Venture Company to launch WOWtv in Indonesia. The agreement with PT Agis TBK would give M2B World Holdings a 49 percent equity stake in the Joint Venture Company called PT WOW Television Management is in the process of completing this transaction and has determined that the entire amount of $9,500,000 is recoverable and no allowances are necessary. In accordance with the agreement, the JV Company is expected to be capitalized and go into operations by July 2009.

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

         On January 22, 2009, the Company approved the termination and recission of the Agreement where the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancallation of the Amaru Shares.


15. IMPAIRMENT OF DIGIT GAMES LICENSE

         The digit game license has been impaired due to the digit game operations being suspended and all operations stopped by the Cambodia Government. The company, Allsports managing the digit games in the Kingdom of Cambodia had also not released the profit to M2B Commerce, Ltd. from 2007 to present. Management has been recording revenues based on information provided by Allsports's staff throughout the years and have verified and adjusted them to actual as of year end. Due to lack of access as stated above, all revenues for the year ended 2008 will be reversed since the Company's recognition criteria related to the associated revenues were not met. The suspension of the digit game operations is disclosed in footnote 17.

16. LOAN AND BORROWINGS

                                            SEPTEMBER 30,      DECEMBER 31,
                                               2008                2007
                                            -------------      -----------

         Non-current

         Convertible loan                  $2,500,000              --
         Less: Future interest charges     $ (192,204)             --
                                           ----------           ----------
                                           $2,307,796              --

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

17. SUBSEQUENT EVENTS

         The Management of the Company had decided not to proceed with sale and purchase agreement of July 10, 2007 entered between Tremax International Limited, its wholly owned subsidiary and Domaine Group Limited for the acquisition of CBBN Holdings Limited, ("CBBN Holdings"). CBB Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co Ltd ("CBN") which is a broadband service provider in Taiwan. The transaction has not been consummated and the agreement had expired on July 10, 2007.

         On January 22, 2009, the Company approved the termination and recission of the Agreement where the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancallation of the Amaru Shares.

         The Management of the Company intends to convert its investment in the Indie Vision Films, Inc, a California Corporation, into content rights from the library of content owned by Indie Vision Films, Inc. The Company has received the list of content titles from Indie Vision Films, Inc, and is currently evaluating and selecting the content titles.

         On March 25, 2009, the Company was officially notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance. Due to the lack of access to the digit game operations, the digit games lottery operations resulting from the holding of the digit games lottery license were impaired as of December 31, 2008, and all revenues for the year ended 2008 will have to be reversed since the Company's recognition criteria related to the associated revenues were not met .

         On March 31, 2009, the Company signed an agreement with Beijing Baidu Network Science and Technology Co Ltd ("Baidu") to launch the WOWtv platform in China. The agreement was a strategic partnership with Baidu to provide content services to Baidu.com users.