Form 10-Q/A
period 2008-03-31
AMARU INC
filed 2009-04-30
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q / A-1
                          Amendment no. 1 to Form 10-Q


                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2008

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

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


Large accelerated filer |_|        Non-accelerated filer |_|
Accelerated filer  |_|             (Do not check if a smaller reporting company

                                   Smaller reporting company |X|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                        159,431,861 shares
-----------------------------                ---------------------------------
          (Class)                             (Outstanding at March 31, 2009)

                           AMARU, INC. AND SUBSIDARIES
                     2008 Quarterly Report on Form 10-Q/A-1
                                Table of Contents



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

SIGNATURES


EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q, or this Form 10-Q/A-1, amends and restates in its entirety Amaru, Inc.'s Quarterly Report on Form 10-Q, for the period ended March 31, 2008, which was initially filed with the Securities and Exchange Commission on May 7, 2008, the "Original Filing".

This Quarterly Report restates and supplements the disclosure provided in the Original Filing for Items 1, 2, 3, and 4 under Part I in accordance with the previously made disclosure on Form 8-K filed on March 31, 2009. This Quarterly Report includes the unaudited consolidated financial statements and related notes, which have been restated and changed from the information and disclosure reported in the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 1.

Except as otherwise noted, this Quarterly Report does not include disclosure or information reflecting any event that occurred subsequent to May 7, 2008, the filing date of the Original Filing. Such events include, among others, the events described in Amaru Inc.'s current reports on Form 8-K and quarterly reports on Form 10-Q that were filed after the date of the Original Filing.

                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                       MARCH 31,    DECEMBER 31,
                                                        2008            2007
                                                     -----------     -----------
                                                     (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                            $ 1,221,342     $ 2,322,541
Accounts receivable, net of allowance                  9,647,382      10,244,589
  of $108,815 and $54,154 at March 31, 2008
  and December 31, 2007 respectively
Equity securities held for trading                     2,924,000       2,924,000
Other current assets                                   4,174,503       4,246,947
Inventories                                            1,148,415       1,157,248
Investments available for sale                         2,402,613       2,402,613
                                                     -----------     -----------
Total current assets                                  21,518,255      23,297,938
                                                     -----------     -----------

Non-current assets
Property and equipment, net                            1,625,344       1,797,146

Intangible assets, net                                25,443,895      25,693,066
Associate                                              4,932,915       4,942,283
Investments available for sale                         2,373,934       4,911,345
                                                     -----------     -----------

Total non-current assets                              34,376,088      37,343,840
                                                     -----------     -----------
Total assets                                         $55,894,343     $60,641,778
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                $ 2,561,063     $ 3,068,613
Others payable                                           140,002         100,005
Advances from related parties                            167,203         155,313
Finance lease liabilities                                 11,237          10,746
Income taxes payable                                       5,428           5,428
                                                     -----------     -----------

Total current liabilities                              2,884,933       3,340,105
                                                     -----------     -----------
Deferred tax liabilities                               1,199,068       1,672,801

Hire purchase creditor                                    57,117          57,306
                                                     -----------     -----------

Total non-current liabilities                          1,256,185       1,730,107
                                                     -----------     -----------
Total liabilities                                      4,141,118       5,070,212

Minority interest                                      4,435,398       4,619,381

Commitments                                                   --              --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000                  --              --
  shares authorized;
  0 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively

Common stock (par value $0.001) 200,000,000              159,431         159,431
  shares authorized;159,431,861 and 159,431,861
  shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively

Additional paid-in capital                            42,918,666      42,918,666

Subscribed common stock, 0 and 0 shares at
  March 31, 2008 and December 31, 2007                        --              --
  respectively

Retained earnings                                      3,298,425       5,650,447

Accumulated other comprehensive income                   941,305       2,223,641
                                                     -----------     -----------

Total stockholders' equity                            51,753,225      55,571,566
                                                     -----------     -----------

Total liabilities and shareholders' equity           $55,894,343     $60,641,778
                                                     ===========     ===========

           See accompanying notes to consolidated financial statements

                                 AMARU, INC. & SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF INCOME
                                        (UNAUDITED)

                                                             FOR THE THREE MONTHS ENDED
                                                            MARCH 31,          MARCH 31,
                                                              2008                2007
                                                          -------------      -------------

Revenue:

Entertainment                                             $      34,993      $      10,249
Digit gaming                                                         --          5,476,826
                                                          -------------      -------------
Total revenue                                                    34,993          5,487,075

Cost of services                                               (163,045)        (5,423,501)
                                                          -------------      -------------

Gross profit (loss)                                            (128,052)            63,574

Distribution costs                                             (986,116)          (309,647)
Administrative expenses                                      (1,038,502)        (1,672,296)
                                                          -------------      -------------
Total expenses                                               (2,024,618)        (1,981,943)
                                                          -------------      -------------

(Loss) Income from operations                                (2,152,670)        (1,918,369)

Other expenses (income)
   Interest expenses                                                543                 --
   Interest income                                               (5,443)           (13,682)
   Gain on disposal of equipment                                 (1,888)                --
   Loss on disposal of investment available for sales           397,755                 --
   Gain on dilution of interest in subsidiary                        --         (2,483,871)
   Share of loss (profit) of associate                            9,368             (7,539)
                                                          -------------      -------------

(Loss) Income before income taxes                            (2,553,005)           586,723

Benefit for income taxes                                         17,000            163,513
                                                          -------------      -------------
Net (loss) income                                            (2,536,005)     $     750,236
                                                          =============      =============
Attributable to:
Equity holders of the company                                (2,352,022)           830,250
Minority interest                                              (183,983)           (80,014)
                                                          -------------      -------------
Net (loss) income                                            (2,536,005)           750,236
                                                          =============      =============

Earnings per share
- basic and diluted                                       $      (0.016)     $       0.005
                                                          =============      =============
Weighted average number of common shares outstanding
- basic and diluted                                         159,431,861        153,784,306
                                                          =============      =============


                See accompanying notes to consolidated financial statements





                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                          (UNAUDITED)


                                  PREFERRED STOCK               COMMON STOCK
                              -------------------------   ------------------------
                                NUMBER          PAR                         PAR        ADDITIONAL   SUBSCRIBED
                                  OF           VALUE       NUMBER OF       VALUE        PAID-IN       COMMON        RETAINED
                                SHARES        ($0.001)      SHARES        ($0.001)      CAPITAL       STOCK         EARNINGS
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at
  December 31, 2006                    --            --   153,638,528   $   153,638   $38,942,126   $   189,000    $ 2,084,908

Subscribed common
  Stock issued                         --            --       420,000           420       188,580      (189,000)            --

Common stock issued
  for services                         --            --        40,000            40        59,960            --             --

Common stock issued
 in exchange for prepayment
 of investment                         --            --     5,333,333         5,333     3,728,000            --             --

Contribution from
  minority interest                    --            --            --            --            --            --             --

Gain on dilution of
  interest in
  subsidiary                           --            --            --            --            --            --             --

Net income                             --            --            --            --            --            --      3,565,539

Change in fair value
  of available for-sale-
  equity securities,
  net of tax                           --            --            --            --            --            --             --

Comprehensive
  income
                              -----------   -----------   -----------   -----------   -----------   -----------    -----------
Balance at
December 31, 2007                      --            --   159,431,861   $   159,431   $42,918,666            --    $ 5,650,447
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
                               ============    ============     ============     ============

                  See accompanying notes to consolidated financial statements

                                             F-4A



                                              AMARU, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                       (UNAUDITED)


                           PREFERRED STOCK              COMMON STOCK
                      -------------------------   -------------------------
                        NUMBER          PAR                        PAR        ADDITIONAL    SUBSCRIBED
                          OF           VALUE       NUMBER OF      VALUE         PAID-IN        COMMON        RETAINED
                        SHARES        ($0.001)      SHARES       ($0.001)       CAPITAL         STOCK        EARNINGS
                      -----------   -----------   -----------   -----------   -----------   -------------   -----------

Balance at
  December 31, 2007            --            --   159,431,861   $   159,431   $42,918,666   $          --   $ 5,650,447

Net loss                       --            --            --            --            --              --    (2,352,022)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax                   --            --            --            --            --              --            --

Comprehensive
  income
                      -----------   -----------   -----------   -----------   -----------   -------------   -----------
Balance at
  March 31, 2008               --            --   159,431,861   $   159,431   $42,918,666   $          --   $ 3,298,425
                      ===========   ===========   ===========   ===========   ===========   =============   ===========

(CONTINUED ON NEXT PAGE)

                                                           F-5






(CONTINUED FROM PREVIOUS PAGE)


                            ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                       -----------------------------
                        CURRENCY                                             TOTAL
                       TRANSLATION       FAIR VALUE        MINORITY      SHAREHOLDERS'
                         RESERVE           RESERVE         INTEREST          EQUITY
                       ------------     ------------     ------------     ------------

Balance at
  December 31, 2007    $     12,927     $  2,210,714     $  4,619,381     $ 55,571,566

Net loss                         --               --         (183,983)      (2,536,005)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax                     --       (1,282,336)              --       (1,282,336)
                                                                          ------------
Comprehensive
  income                                                                    (3,818,341)
                       ------------     ------------     ------------     ------------

Balance at
  March 31, 2008       $     12,927     $    928,378     $  4,435,398     $ 51,753,225
                       ============     ============     ============     ============


              See accompanying notes to consolidated financial statements

                                          F-5A




                                    AMARU, INC. & SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      FOR THE THREE MONTHS ENDED
                                                                     ----------------------------
                                                                      March 31,        March 31,
                                                                        2008              2007
                                                                     -----------      -----------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $(2,536,005)     $   750,236
    Share of loss (profit) of associate                                    9,368           (7,539)
    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                         298,135          803,881
    Depreciation                                                         170,699          113,655
    Gain on disposal of equipment                                         (1,888)              --
    Loss on disposal of investment available for sales                   397,755               --
    Defer tax                                                            (17,000)        (163,513)
    Acquisition of investment in exchange for account receivable              --       (1,700,000)
    Gain on dilution of interest in subsidiary                                --       (2,483,871)
    Common stock issued for services                                          --           60,000

 Changes in operation assets and liabilities
    Accounts receivables                                                 597,207       (1,693,403)
    Inventories                                                            8,833           71,672
    Other receivables                                                         --           30,841
    Others current assets                                                 72,444          (17,707)
    Accounts payable and accrued expenses                               (507,550)        (191,455)
    Other payables                                                        39,997          105,784
                                                                     -----------      -----------
Net cash used in operating activities                                 (1,468,005)        (934,613)
                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                                  --         (164,531)
    Proceeds from disposal of equipment                                    2,991               --
    Acquisition of software and film library                             (48,964)              --
    Acquisition of intangible assets                                          --       (1,018,033)
    Proceeds from disposal of investment available for sale              400,587               --
                                                                     -----------      -----------
Net cash generated from (used in) investing activities                   354,614       (1,182,564)
                                                                     -----------      -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Advance from related parties                                           11,890               --
   Repayments of obligations under finance leases                         (2,723)              --
   Capital contributed by minority shareholders                               --        5,580,000
                                                                     -----------      -----------
Net cash provided by financing activities                                  9,167        5,580,000
                                                                     -----------      -----------
Effect of exchange rate changes on cash and cash equivalents               3,025               --
                                                                     -----------      -----------

Cash flows from all activities                                        (1,101,199)       3,462,823

Cash and cash equivalents at beginning of period                       2,322,541        2,294,984
                                                                     -----------      -----------

Cash and cash equivalents at end of period                           $ 1,221,342      $ 5,757,807
                                                                     ===========      ===========


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                       $        --      $ 1,700,000
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

        The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent, see Note 14.

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

        The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit game operations.

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

                                             FAIR VALUE MEASUREMENT AT MARCH 31, 2008 USING:
                                   -----------------------------------------------------------------
                                        FAIR VALUE        QUOTED PRICES IN   PRICES OR VALUATION
                                     MEASUREMENTS AT       ACTIVE MARKETS        TECHNIQUES
                                      MARCH 31, 2008          (LEVEL 1)           (LEVEL 3)
DESCRIPTION                                ($)                   ($)                 ($)
----------------------------------------------------------------------------------------------------
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

                                                      FOR THE THREE MONTHS ENDED
                                                      --------------------------
                                                      MARCH 31,        MARCH 31,
                                                       2008             2007
                                                     ----------       ----------
Sales outside of the U.S.                            $   34,993       $5,487,030

Services purchased outside of the U.S.               $  163,045       $5,393,399

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


3.  EQUITY SECURITIES HELD FOR TRADING

                                                      March 31,     December 31,
                                                        2008            2007
                                                     ----------      ----------
Quoted equity security, at fair value                $2,924,000      $2,924,000
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
                                                   ===========      ===========

    Details of the Company's associate as at March 31, 2008 are as follows:

      Name of Business :        121 View Corporation (SEA) Ltd

      Place of Incorporation :  British Virgin Islands

      Principle of Activity :   Digital signage solutions

      Proportion of           :     MARCH 31, 2008          DECEMBER 31, 2007
      Ownership Interest            --------------          -----------------
                                        30.1%                     30.1%

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

    As of March 31, 2008, the Company has commitments for future minimum lease payments under non-cancellable operating leases (with initial or remaining lease terms in excess of one year) as follows:

                                                           OPERATING
                                                            LEASES
                                                           ----------
       Year ending December 31,
          2008                                             $  250,469
          2009                                                147,573
          2010                                                 19,157
                                                           ----------
          Total minimum lease payments                     $  417,199
                                                           ==========

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

2008                                ENTERTAINMENT    DIGIT GAMING        OTHER           TOTAL
                                    ------------     ------------     ------------    ------------
Revenues from external customers    $     34,993     $         --     $         --    $     34,993
Interest revenue                    $      5,443     $         --     $         --    $      5,443
Interest expenses                   $        543     $         --     $         --    $        543
Depreciation and amortization       $    394,195     $     74,639     $         --    $    468,834
Segment profit (loss)               $ (1,155,500)    $   (940,293)    $         --    $ (2,095,793)
Segment assets                      $ 49,447,894     $  6,395,520     $     50,929    $ 55,894,343
Expenditures for segment assets     $     48,964     $         --     $         --    $     48,964

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007

    Reconciliation:-
      REVENUES
      Total revenues for reportable segments                     $       34,993
      Other revenue                                              $           --
                                                                 --------------
      Total consolidated revenues                                $       34,993
                                                                 ==============

      INTEREST REVENUE
      Total interest revenue for reportable segments             $        5,443
      Corporate interest revenue                                 $           --
                                                                 --------------
      Total consolidated interest revenue                        $        5,443
                                                                 ==============

      INTEREST EXPENSES
      Total interest revenue for reportable segments             $          543
      Corporate interest revenue                                 $           --
                                                                 --------------
      Total consolidated interest expenses                       $          543
                                                                 ==============

      PROFIT OR LOSS
      Total (loss) for reportable segments                       $   (2,095,793)
      Corporate loss                                             $      (50,089)
      Loss on disposal of investment available for sale          $     (397,755)
      Share of loss of associate                                 $       (9,368)
                                                                 --------------
      Loss before income tax                                     $   (2,553,005)
                                                                 ==============

      ASSETS
      Total assets for reportable segments                       $   55,843,414
      Other assets                                               $       50,929
                                                                 --------------
      Total consolidated assets                                  $   55,894,343
                                                                 ==============

      EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for reportable segments      $       48,964
                                                                 ==============


2007                                ENTERTAINMENT    DIGIT GAMING        OTHER           TOTAL
                                    ------------     ------------     ------------    ------------

Revenues from external customers    $     10,249     $  5,476,826     $         --    $  5,487,075
Interest revenue                    $     13,682     $         --     $         --    $     13,682
Depreciation and amortization       $    842,897     $     74,639     $         --    $    917,536
Segment profit (loss)               $ (1,842,101)    $     64,275     $         --    $ (1,777,826)
Segment assets                      $ 45,544,336     $  7,361,956     $  2,482,251    $ 55,388,543
Expenditures for segment assets     $  1,182,564     $         --     $         --    $  1,182,564

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


Reconciliation:-

         REVENUES
         Total revenues for reportable segments                  $    5,487,075
         Other revenue                                                       --
                                                                 --------------
                 Total consolidated revenues                     $    5,487,075
                                                                 ==============
         INTEREST REVENUE
         Total interest revenues for reportable segments         $       13,658
         Corporate interest revenue                                          24
                                                                 --------------
                 Total consolidated interest revenue             $       13,682
                                                                 ==============
         PROFIT OR LOSS

         Total loss for reportable segments                      $   (1,777,826)
         Corporate expenses                                      $     (126,861)
         Gain on dilution of interest in subsidiary              $    2,483,871
         Share of loss of associate                              $        7,539
                                                                 --------------
                 Profit before income tax                        $      586,723
                                                                 --------------
         ASSETS
         Total assets for reportable segments                    $   52,906,292
         Other assets                                            $    2,482,251
                                                                 --------------
                 Total consolidated assets                       $   55,388,543
                                                                 ==============
         EXPENDITURES FOR SEGMENT ASSETS
         Total expenditures for assets for reportable segments   $    1,182,564
                                                                 ==============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


    Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.


2008                               ASIA PACIFIC  UNITED STATES    OTHER         TOTAL
                                    ----------    ----------    ----------    ----------
Revenues from external customers    $   34,993    $       --    $       --    $   34,993
Property and equipment, net         $1,347,942    $  182,002    $   95,400    $1,625,344


2007                               ASIA PACIFIC  UNITED STATES    OTHER         TOTAL
                                    ----------    ----------    ----------    ----------

Revenues from external customers    $5,487,030    $       45    $       --    $5,487,075
Property and equipment, net         $  893,249    $  277,971    $   95,400    $1,266,620


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
                                         ============            ============

13. RESTATEMENT OF BALANCES AT MARCH 31, 2008

The accompanying March 31, 2008 financial statements have been restated to correct the effects of an error. This error relates to the incorrect revenue recognition of $5,593,754 and cost of services of $5,425,335 relating to the digit gaming. No revenue was ever recognized on this license agreement during the three Months ended March 31,2008.

The following financial statement line items for the quarter ended March 31, 2008 were affected by the correction:

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED BALANCE SHEETS:
   ---------------------------

   Cash and cash equivalents            $ 1,874,739   $ 1,221,342   $  (653,397)
                                        ===========   ===========   ===========

   Accounts receivable                   10,023,590     9,647,382      (376,208)
                                        ===========   ===========   ===========

   Total current assets                  22,547,860    21,518,255    (1,029,605)
                                        ===========   ===========   ===========

   Total assets                         $56,923,948   $55,894,343   $(1,029,605)
                                        ===========   ===========   ===========

   Retained earnings                      4,328,030     3,298,425    (1,029,605)
                                        ===========   ===========   ===========

   Total stockholders' equity            52,782,830    51,753,225    (1,029,605)
                                        ===========   ===========   ===========

   Total liabilities and stockholders'
    Equity                              $56,923,948   $55,894,343   $(1,029,605)
                                        ===========   ===========   ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007

                                           As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONCOLIDATED
   STATEMENT OF INCOME:
   --------------------

                                                FOR THE THREE MONTHS ENDED
                                        ---------------------------------------
                                                     March 31,2008
                                                     -------------

   Digit gaming                           5,593,754            --    (5,593,754)
                                        ===========   ===========   ===========

   Total revenue                          5,628,747        34,993    (5,593,754)
                                        ===========   ===========   ===========

   Cost of services                      (5,588,380)     (163,045)    5,425,335
                                        ===========   ===========   ===========

   Gross profit (loss)                       40,367      (128,052)     (168,419)
                                        ===========   ===========   ===========

   Distribution costs                      (124,930)     (986,116)     (861,186)
                                        ===========   ===========   ===========

   Total expenses                        (1,163,432)   (2,024,618)     (861,186)
                                        ===========   ===========   ===========

   (Loss) Income from operations         (1,123,065)   (2,152,670)   (1,029,605)
                                        ===========   ===========   ===========

   (Loss) Income before income taxes     (1,523,400)   (2,553,005)   (1,029,605)
                                        ===========   ===========   ===========

   Net income (loss)                    $(1,506,400)  $(2,536,005)  $(1,029,605)
                                        ===========   ===========   ===========

   Equity holders of the company        $(1,322,417)  $(2,352,022)  $(1,029,605)
                                        ===========   ===========   ===========

   Net income (loss)                    $(1,506,400)  $(2,536,005)  $(1,029,605)
                                        ===========   ===========   ===========

   Net income per share
   - Basic and diluted                  $    (0.009)  $    (0.016)  $    (0.007)
                                        ===========   ===========   ===========


                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------

 STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME:
 ----------------------------------------------------------

                                                    RETAINED EARNINGS
                                        ---------------------------------------

   Net loss                              (1,322,417)   (2,352,022)   (1,029,605)
                                        ===========   ===========   ===========

                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Net loss                              (1,506,400)   (2,536,005)   (1,029,605)
                                        ===========   ===========   ===========

                                                    RETAINED EARNINGS
                                        ---------------------------------------

   Balance at March 31, 2008            $ 4,328,030   $ 3,298,425   $ 1,029,605
                                        ===========   ===========   ===========

                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Comprehensive loss                    (2,788,736)   (3,818,341)   (1,029,605)
                                        ===========   ===========   ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2008 AND 2007


                                            TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Balance at March 31, 2008            $52,782,830   $51,753,225   $ 1,029,605
                                        ===========   ===========   ===========


                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED STATEMENTS OF CASH FLOWS:
   -------------------------------------

   Net income (loss)                    $(1,506,400)  $(2,536,005)  $(1,029,605)
                                        ===========   ===========   ===========

   Changes in operation assets
    and liabilities
      Accounts receivable                   220,999       597,207       376,208
                                        ===========   ===========   ===========

   Net cash used in
    operating activities                   (814,608)   (1,468,005)     (653,397)
                                        ===========   ===========   ===========

   Cash flows from all activities       $  (447,802)  $(1,101,199)  $  (653,397)
                                        ===========   ===========   ===========

   Cash and cash equivalents at
    end of period                       $ 1,874,739   $ 1,221,342   $  (653,397)
                                        ===========   ===========   ===========



14. SUBSEQUENT EVENTS

    On April 9, 2008, the Company disposed 5,000,000 common shares of Auston International Group Ltd (Auston) at S$ 0.072 per share.

    On April 10, 2008, the Company disposed a further of 5,000,000 common shares of Auston at S$ 0.07 per share.

    On March 25, 2009, the Company was officially notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance. Due to the lack of access to the digit game operations, the digit games lottery operations resulting from the holding of the digit games lottery license were impaired as of December 31, 2008, and all revenues for the year ended 2008 will have to be reversed since such revenues did not meet the criteria for recording the revenues.

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


The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent, see Note 14.


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

The Company's business model in the area of broadband entertainment includes both education on-demand and e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit game operations.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement


- Revenue for the three months ended March 31, 2008 was $34,993 compared with $5,487,075 for the same period in 2007.

- The Company's cash balance was $1,221,342 at March 31, 2008 compared with $5,757,807 at March 31, 2007.


Revenue


Revenue for the three months ended March 31, 2008 at $34,993 was lower than revenue of $5,487,075 for the three months ended March 31, 2007 by $5,452,082 (99.36%).

Digit gaming revenue for the three months ended March 31, 2008 at NIL was lower than $5,476,826 at March 31, 2007 by $5,476,826 (100%) mainly due to the suspension of the lottery operations by the Cambodian Government which resulted in all revenues for the period ended 2008 to be reversed since such revenues did not meet the criteria for recognizing the revenues.

Entertainment revenue for the three months ended March 31, 2008 at $34,993 was higher than entertainment revenue of $10,249 for the three months ended March 31, 2007. The increase in entertainment of $24,744 (241.43%) was insignificant mainly due to no new advertising or content syndication contracts being secured.


Cost of Services


Cost of services for the three months ended March 31, 2008 was $163,045 which decreased by $5,260,456 (97%) from $5,423,501 for the three months ended March 31, 2007.

As a proportion of revenue the cost of the services for the three months ended March 31, 2008 was 465.94% (cost of sales at $163,045 and revenue of $ 34,993) as compared to 98.8% (cost of sales at $5,423,501 and revenue of $5,487,075) for the three months ended March 31, 2007.

The decrease in cost of services of $5,260,456 (97%) was significant and was attributed to the reversal of the cost in managing and operating of the digit games, resulting from the reversal of the digit games revenue.

DISTRIBUTION EXPENSES


Distribution expenses for the three months ended March 31, 2008 at $986,116 were higher by $676,469 (218.46%) as compared to the amount of $309,647 incurred for the three months ended March 31, 2007.

The higher distribution expenses were attributed to the write off of digit games working capital amounting to $861,186, offset by decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $173,148 (84.3%) from $145,429 for the three months ended March 31, 2007 to $32,281 for the three months ended March 31, 2008.


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


The Company incurred a loss from operations of $2,152,670 for the three months ended March 31, 2008 as compared to the loss from operations of $1,918,369 for the three months ended March 31, 2007 due to the significant decrease in the digit games revenue for the period.


NET (LOSS) INCOME


Net loss for the three months ended March 31, 2008, was $2,536,005 which decreased by $3,286,241 (438.03%) from net income of $750,236 for the three months ended March 31, 2007.



The decrease was mainly attributed to the gain of $2,483,871 as of March 31, 2007 on dilution of the Company's interest in a subsidiary, M2B World Asia Pacific Pte. Ltd by issuing shares to the private investors at a premium. On January 3, 2007, M2B World Asia Pacific Pte. Ltd., issued 7,778,014 shares of common stock through private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. From 100% to 81.7%. The decrease was further attributed to decreased in digit games revenue and non operational loss of $397,755 as of March 31, 2008 on the disposal of investments available for sale.


LIQUIDITY AND CAPITAL RESOURCES


The Company had cash at $1,221,342 at March 31, 2008 as compared to cash of $5,757,807 at March 31, 2007.


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


The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $1,221,342 and $2,322,541 at March 31, 2008 and December 31, 2007, respectively.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2008 a report on management's assessment of the effectiveness of our internal control over financial reporting.


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


In connection with the preparation of the Quarterly Report on Form 10-Q, as amended, for the period ended March 31, 2008 to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008, the Company's management did not complete the assessment of the effectiveness of the Company's internal control over financial reporting, implementing the criteria set forth by the Committee of Sponsoring Organizations
(COSO) of the Treadway Commission in "Internal Control-Integrated Framework". Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of March 31, 2008. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.


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


April 30, 2009                           /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer