Form 10-Q/A
period 2008-06-30
AMARU INC
filed 2009-04-30
CIK 1139822

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

Large accelerated reporting |_|            Accelerated filer |_|
Non-accelerated filer |_|                  Smaller reporting company |X|
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [_]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $0.001 par value                          159,431,861 shares
-----------------------------                  -------------------------------
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

SIGNATURES



                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q, or this Form 10-Q/A-1, amends and restates in its entirety Amaru, Inc.'s Quarterly Report on Form 10-Q, for the period ended June 30, 2008, which was initially filed with the Securities and Exchange Commission on August 11, 2008, the "Original Filing". This Quarterly Report restates and supplements the disclosure provided in the Original Filing for Items 1, 2, 3, and 4 under Part I in accordance with the previously made disclosure on Form 8-K filed on March 31, 2009. This Quarterly Report includes the unaudited consolidated financial statements and related notes, which have been restated and changed from the information and disclosure reported in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 2. Except as otherwise noted, this Quarterly Report does not include disclosure or information reflecting any event that occurred subsequent to August 11, 2008, the filing date of the Original Filing. Such events include, among others, the events described in Amaru Inc.'s current reports on Form 8-K and quarterly reports on Form 10-Q that were filed after the date of the Original Filing.

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements


                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      June 30,      DECEMBER 31,
                                                       2008            2007
                                                     -----------     -----------
                                                     (UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents                            $ 1,200,778     $ 2,322,541
Accounts receivable, net of allowance of
 $109,430 and $54,154 at June 30, 2008 and
  December 31, 2007 respectively                         158,356         744,589
Prepayment on purchase                                 3,733,333       3,733,333
Account receivable from sale of IPTV Platform          9,500,000       9,500,000
Equity securities held for trading                     1,539,000       2,924,000
Other current assets                                     471,179         513,614
Inventories                                            1,147,404       1,157,248
Investments available for sale                         2,402,613       2,402,613
                                                     -----------     -----------
Total current assets                                  20,152,663      23,297,938
                                                     -----------     -----------

Non-current assets
Property and equipment, net                            1,463,540       1,797,146

Intangible assets, net                                25,158,149      25,693,066

Equity method investment                               4,929,737       4,942,283
Investments available for sale                         1,259,612       4,911,345
                                                     -----------     -----------

Total non-current assets                              32,811,038      37,343,840
                                                     -----------     -----------
Total assets                                         $52,963,701     $60,641,778
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                $ 2,368,666     $ 3,068,613
Other payables                                            40,000         100,005
Advances from related parties                            123,793         155,313
Capital lease payable - short term                        11,364          10,746
Income taxes payable                                       5,428           5,428
                                                     -----------     -----------
Total current liabilities                              2,549,251       3,340,105
                                                     -----------     -----------
Deferred tax liabilities                                  68,391       1,672,801

Capital lease payable - long term                         54,919          57,306
                                                     -----------     -----------

Total non-current liabilities                            123,310       1,730,107
                                                     -----------     -----------
Total liabilities                                      2,672,561       5,070,212

Minority interest                                      4,212,716       4,619,381

Stockholders' equity

Preferred stock (par value $0.001)
 5,000,000 shares authorized;
 0 shares issued
 and outstanding at June 30,
 2008 and December 31, 2007, respectively                   --               --

Common stock (par value $0.001) 200,000,000 shares authorized;159,431,861 and
 159,431,861 shares issued and outstanding at June 30, 2008 and December 31,
 2007, respectively                                      159,431         159,431

Additional paid-in capital                            42,918,666      42,918,666

Retained earnings                                      1,949,290       5,650,447

Accumulated other comprehensive income                 1,051,037       2,223,641
                                                     -----------     -----------

Total stockholders' equity                            50,291,140      55,571,566
                                                     -----------     -----------

Total liabilities and shareholders' equity           $52,963,701     $60,641,778
                                                     ===========     ===========

           See accompanying notes to consolidated financial statements


                                                  AMARU, INC. & SUBSIDIARIES
                                              CONSOLIDATED STATEMENTS OF INCOME
                                                         (UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED             FOR THE THREE MONTHS ENDED
                                                      --------------------------------      --------------------------------
                                                      June 30, 2008      June 30, 2007      June 30, 2008      June 30, 2007
                                                      -------------      -------------      -------------      -------------

Revenue:

Entertainment:
  Advertising/Subscription                            $      48,169      $      34,689      $      13,176      $      24,440
  Syndication and e-services                                     --         15,000,000                 --         15,000,000
                                                      -------------      -------------      -------------      -------------
    Total Entertainment                                      48,169         15,034,689             13,176         15,024,440

Digit gaming                                                     --         10,459,791                 --          4,982,965
                                                      -------------      -------------      -------------      -------------
Total revenue                                                48,169         25,494,480             13,176         20,007,405

Cost of services                                           (265,008)       (11,292,135)          (101,963)        (5,868,634)
                                                      -------------      -------------      -------------      -------------

Gross profit (loss)                                        (216,839)        14,202,345            (88,787)        14,138,771

Distribution costs                                       (1,067,086)          (505,653)           (80,970)          (196,006)
Administrative expenses                                  (1,941,146)        (3,521,215)          (902,644)        (1,848,919)
                                                      -------------      -------------      -------------      -------------
Total expenses                                           (3,008,232)        (4,026,868)          (983,614)        (2,044,925)
                                                      -------------      -------------      -------------      -------------

(Loss) Income from operations                            (3,225,071)        10,175,477         (1,072,401)        12,093,846

Other (expenses) income

 Interest expense                                            (1,111)              (171)              (568)              (171)

 Interest income                                              8,970             26,101              3,527             12,419

 Gain on disposal of equipment                                1,888                 --                 --                 --

 Gain on dilution of interest in subsidiary                      --          2,483,871                 --                 --

Loss on disposal of investment available for sale          (442,051)                --            (44,296)                --

Net change in fair value of financial
 assets held for trading                                 (1,385,000)         4,320,000         (1,385,000)         4,320,000
Share of (loss) profit of equity method investment          (12,546)           (15,224)            (3,178)           (22,763)
                                                      -------------      -------------      -------------      -------------

(Loss) Income before income taxes                        (5,054,921)        16,990,054         (2,501,916)        16,403,331

(Provision) benefit for income taxes                        947,099         (1,586,432)           826,000         (1,749,945)
                                                      -------------      -------------      -------------      -------------
Net income (loss)                                     $  (4,107,822)     $  15,403,622      $  (1,675,916)     $  14,653,386
                                                      =============      =============      =============      =============
Attribute to:
Equity holders of the company                         $  (3,701,157)     $  12,628,144      $  (1,434,184)     $  11,797,894
Minority interests                                         (406,665)         2,775,478           (241,732)         2,855,492
                                                      -------------      -------------      -------------      -------------
Net income (loss)                                     $  (4,107,822)     $  15,403,622      $  (1,675,916)     $  14,653,386
                                                      =============      =============      =============      =============
Net income per share
- Basic and diluted                                   $       (0.03)     $        0.10      $      (0.01)     $        0.10
                                                      =============      =============      =============      =============

Weighted average number of common
shares outstanding
-  Basic                                                159,431,861        153,942,285        159,431,861        154,098,528
                                                      =============      =============      =============      =============

-  Diluted                                              159,431,861        153,942,285        159,431,861        154,098,528
                                                      =============      =============      =============      =============


                                 See accompanying notes to consolidated financial statements

                                                                             F-3







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
                                 ============     ============      ============      ============

                    See accompanying notes to consolidated financial statements

                                                F-4A







                                            AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                              PREFERRED STOCK               COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR                           PAR           ADDITIONAL      SUBSCRIBED
                             OF           VALUE         NUMBER OF       VALUE           PAID-IN          COMMON          RETAINED
                           SHARES        ($0.001)        SHARES       ($0.001)          CAPITAL          STOCK           EARNINGS
                        -----------    -----------    -----------     -----------     -----------     -----------      ------------

Balance at
  December 31,
  2007                          --             --     159,431,861     $   159,431     $42,918,666             --       $ 5,650,447

Net loss                        --             --              --             --              --              --        (3,701,157)

Change in
  fair value
  of available                  --             --              --             --              --              --                --
  for-sale-equity
  securities,
  net of tax

Comprehensive                   --             --              --             --              --              --                --
  income
                        -----------    -----------    -----------     -----------     -----------     -----------      ------------
Balance at June
  30, 2008                       --            --     159,431,861     $   159,431     $42,918,666              --      $ 1,949,290
                        ===========    ===========    ===========     ===========     ===========     ===========      ============

                                                                                                                   (CONTINUED BELOW)


(CONTINUED FROM ABOVE)


                           ACCUMULATED OTHER
                          COMPREHENSIVE INCOME
                       ---------------------------
                         CURRENCY                                              TOTAL
                       TRANSLATION        FAIR VALUE        MINORITY       SHAREHOLDERS'
                         RESERVE           RESERVE          INTEREST          EQUITY
                       ------------     ------------      ------------      ------------

Balance at
  December 31,
  2007                 $     12,927        2,210,714         4,619,381        55,571,566


Net loss                         --             --            (406,665)       (4,107,822)

Change in
  fair value
  of available
  for-sale-equity
  securities,
  net of tax                     --       (1,172,604)               --        (1,172,604)
                                                                            ------------
Comprehensive
 loss                            --               --                --        (5,280,426)
                       ------------     ------------      ------------      ------------

Balance at June
  30, 2008             $     12,927     $  1,038,110      $  4,212,716      $ 50,291,140
                       ============     ============      ============      ============


               See accompanying notes to consolidated financial statements

                                           F-5






                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)



                                                                         FOR THE SIX MONTHS ENDED
                                                                     -------------------------------
                                                                     June 30, 2008     June 30, 2007
                                                                     -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                $ (4,107,822)     $ 15,403,622
    Adjustments to reconcile net income to cash and cash
      equivalents used or provided by operations:
    Amortization                                                          585,042         1,625,493
    Depreciation                                                          340,450           270,208
    Acquisition of investment in exchange for account receivable               --        (4,400,000)
    Gain on disposal of equipment                                          (1,888)               --
    Loss on disposal of investment available for sale                     442,051                --
    Gain on dilution of interest in subsidiary                                 --        (2,483,871)
    Loss(Gain)in fair value of financial assets at fair value
     through Profit or Loss-held for trading                            1,385,000        (4,320,000)
    Common stock issued for services                                           --            60,000
    Deferred taxes                                                       (947,099)        1,586,432
    Share of loss (profit) of Equity Method Investment                     12,546            15,224

 Changes in operation assets and liabilities
    Accounts receivables                                                  586,233       (10,316,268)
    Inventories                                                             9,844           520,955
    Others current assets                                                  42,435            57,856
    Accounts payable and accrued expenses                                (699,947)          (10,198)
    Other payables                                                        (60,005)          105,000
    Income taxes payable                                                       --           (13,228)
                                                                     ------------      ------------
Net cash used in operating activities                                  (2,413,160)       (1,898,775)
                                                                     ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of equipment                                     2,684                --
    Proceeds from disposal of investment available for sale             1,379,767                --
    Acquisition of equipment                                               (7,640)         (710,846)
    Acquisition of Equity Method Investment                                    --           (66,115)
    Acquisition of intangible assets                                      (50,125)       (1,069,195)
                                                                     ------------      ------------
Net cash generated from (used in) investing activities                  1,324,686        (1,846,156)
                                                                     ------------      ------------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayments of obligations under capital leases                          (1,769)               --
   Repayment of related parties                                           (31,520)               --
   Proceeds from Capital lease payable                                         --            70,025
   Proceeds from issuance of common stock                                      --                --
   Capital contributed by minority shareholders                                --         5,580,000
                                                                     ------------      ------------
Net cash provided used in by financing activities                         (33,289)        5,650,025
                                                                     ------------      ------------
Effect of exchange rate changes on cash and cash equivalents                   --                --
                                                                     ------------      ------------

Cash flows from all activities                                         (1,121,763)        1,905,094

Cash and cash equivalents at beginning of period                        2,322,541         2,294,984
                                                                     ------------      ------------

Cash and cash equivalents at end of period                           $  1,200,778      $  4,200,078
                                                                     ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                       $         --      $  4,400,000
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


                     See accompanying notes to consolidated financial statements

                           MARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007

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

          The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent, see Note 16.

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

          In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 160 will have on its financial position and results of operations.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



          The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.


                                                       FOR THE SIX MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                                     ---------------------------     ---------------------------
                                                       JUNE 30,        JUNE 30,        JUNE 30,       JUNE 30,
                                                        2008             2007            2008            2007
                                                     -----------     -----------     -----------     -----------

          Sales outside of the U.S.                  $    48,169      $25,494,480     $    13,176     $20,007,405

          Services purchased outside of the U.S.     $   242,012     $11,260,156     $    78,967     $ 5,866,757

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



at June 30, 2008 using:                                              Fair Value Measurement
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

      Proportion of:                   JUNE 30, 2008        DECEMBER 31, 2007
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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



For the six months                              ENTERTAINMENT     DIGIT GAMING         OTHER          TOTAL
ended June 30, 2008                            --------------    -------------    ------------    --------------

          Revenues from external customers     $     48,169      $         --     $         --     $     48,169
          Interest revenue                     $      8,970      $         --     $         --     $      8,970
          Interest  expenses                   $      1,111      $         --     $         --     $      1,111
          Depreciation and amortization        $    776,214      $    149,278     $         --     $    925,492
          Segment profit (loss)                $ (2,082,652)     $ (1,022,084)    $         --     $ (3,104,736)
          Segment assets                       $ 46,599,948      $  6,332,284     $     31,469     $ 52,963,701
          Expenditures for segment assets      $     57,765      $         --     $         --     $     57,765


   Reconciliation:-
     REVENUES
     Total revenues for reportable segments                $     48,169
     Other revenue                                         $         --
                                                           ------------
     Total consolidated revenues                           $     48,169
                                                           ============

     INTEREST REVENUE
     Total interest revenue for reportable segments        $      8,970
     Corporate interest revenue                            $         --
                                                           ------------
     Total consolidated interest revenue                   $      8,970
                                                           ============

     INTEREST EXPENSES
     Total interest revenue for reportable segments        $      1,111
     Corporate interest revenue                            $         --
                                                           ------------
     Total consolidated interest expenses                  $      1,111
                                                           ============

     PROFIT OR LOSS
     Total (loss) for reportable segments                  $ (3,104,736)
     Corporate loss                                        $   (110,588)
     Loss on disposal of investment available for sale     $   (442,051)
     Loss on valuation of held for trading investment      $ (1,385,000)
     Share of loss of equity method investment             $    (12,546)
                                                           ------------
     Loss before income tax                                $ (5,054,921)
                                                           ============

     ASSETS
     Total assets for reportable segments                  $ 52,932,232
     Other assets                                          $     31,469
                                                           ------------
     Total consolidated assets                             $ 52,963,701
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
                                                                   ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007



Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.



   For the six months ended             ASIA PACIFIC    UNITED STATES      OTHER          TOTAL
   June 30, 2008                        ------------    -------------   -----------     -----------

   Revenues from external customers     $    48,169     $       --      $        --     $   48,169
   Property and equipment, net          $ 1,210,464     $   157,676     $    95,400     $ 1,463,540



   For the six months ended            ASIA PACIFIC     UNITED STATES      OTHER           TOTAL
   June 30, 2007                       ------------     ------------    -----------     -----------

   Revenues from external customers     $25,494,193     $       287     $        --     $25,494,480
   Property and equipment, net          $ 1,306,001     $   254,981     $    95,400     $ 1,656,382


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
                   =========         =======


13. RESTATEMENT OF BALANCES AT JUNE 30, 2008

The accompanying June 30, 2008 financial statements have been restated to correct the effects of an error. This error relates to the incorrect revenue recognition of $11,457,693 and cost of services of $11,080,541 relating to the digit gaming. No revenue was ever recognized on this license agreement during the six months ended June 30, 2008.

The following financial statement line items for the quarter ended June 30, 2008 were affected by the correction:

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED BALANCE SHEETS:
   ---------------------------

   Cash and cash equivalents            $ 2,062,908   $ 1,200,778   $  (862,130)
                                        ===========   ===========   ===========

   Accounts receivable                      534,564       158,356      (376,208)
                                        ===========   ===========   ===========

   Total current assets                  21,391,001    20,152,663    (1,238,338)
                                        ===========   ===========   ===========

   Total assets                         $54,202,039   $52,963,701   $(1,238,338)
                                        ===========   ===========   ===========

   Retained earnings                      3,187,628     1,949,290    (1,238,338)
                                        ===========   ===========   ===========

   Total stockholders' equity            51,529,478    50,291,140    (1,238,338)
                                        ===========   ===========   ===========

   Total liabilities and stockholders'
    Equity                              $54,202,039   $52,963,701   $(1,238,338)
                                        ===========   ===========   ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED
   STATEMENT OF INCOME:
   --------------------

                                                FOR THE SIX MONTHS ENDED
                                        ---------------------------------------
                                                     June 30, 2008
                                                     -------------

   Digit gaming                          11,457,693            --   (11,457,693)
                                        ===========   ===========   ===========

   Total revenue                         11,505,862        48,169   (11,457,693)
                                        ===========   ===========   ===========

   Cost of services                     (11,345,549)     (265,008)   11,080,541
                                        ===========   ===========   ===========

   Gross profit (loss)                      160,313      (216,839)     (377,152)
                                        ===========   ===========   ===========

   Distribution costs                      (205,900)   (1,067,086)     (861,186)
                                        ===========   ===========   ===========

   Total expenses                        (2,147,046)   (3,008,232)     (861,186)
                                        ===========   ===========   ===========

   (Loss) Income from operations         (1,986,733)   (3,225,071)   (1,238,338)
                                        ===========   ===========   ===========

   (Loss) Income before income taxes     (3,816,583)   (5,054,921)   (1,238,338)
                                        ===========   ===========   ===========

   Net income (loss)                    $(2,869,484)  $(4,107,822)  $(1,238,338)
                                        ===========   ===========   ===========

   Equity holders of the company        $(2,462,819)  $(3,701,157)  $(1,238,338)
                                        ===========   ===========   ===========

   Net income (loss)                    $(2,869,484)  $(4,107,822)  $(1,238,338)
                                        ===========   ===========   ===========

   Net income per share
   - Basic and diluted                  $     (0.02)  $     (0.03)  $     (0.01)
                                        ===========   ===========   ===========


                                               FOR THE THREE MONTHS ENDED
                                        ---------------------------------------
                                                     June 30, 2008
                                                     -------------

   Digit gaming                           5,863,939            --    (5,863,939)
                                        ===========   ===========   ===========

   Total revenue                          5,877,115        13,176    (5,863,939)
                                        ===========   ===========   ===========

   Cost of services                      (5,757,169)     (101,963)    5,655,206
                                        ===========   ===========   ===========

   Gross profit (loss)                      119,946       (88,787)     (208,733)
                                        ===========   ===========   ===========

   (Loss) Income from operations           (863,668)   (1,072,401)     (208,733)
                                        ===========   ===========   ===========

   (Loss) Income before income taxes     (2,293,183)   (2,501,916)     (208,733)
                                        ===========   ===========   ===========

   Net income (loss)                    $(1,467,183)  $(1,675,916)  $  (208,733)
                                        ===========   ===========   ===========

   Equity holders of the company        $(1,225,451)  $(1,434,184)  $  (208,733)
                                        ===========   ===========   ===========

   Net income (loss)                    $(1,467,183)  $(1,675,916)  $  (208,733)
                                        ===========   ===========   ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2008 AND 2007

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME:
   ----------------------------------------------------------

                                                    RETAINED EARNINGS
                                        ---------------------------------------

   Net loss                              (2,462,819)   (3,701,157)   (1,238,338)
                                        ===========   ===========   ===========

                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Net loss                              (2,869,484)   (4,107,822)   (1,238,338)
                                        ===========   ===========   ===========

                                                    RETAINED EARNINGS
                                        ---------------------------------------

   Balance at June 30, 2008             $(3,187,628)  $(1,949,290)  $(1,238,338)
                                        ===========   ===========   ===========

                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Comprehensive loss                    (4,042,088)   (5,280,426)   (1,238,338)
                                        ===========   ===========   ===========


                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Balance at June 30, 2008            $(51,529,478) $(50,291,140)  $(1,238,338)
                                        ===========   ===========   ===========


                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED STATEMENTS OF CASH FLOWS:
   -------------------------------------

   Net income (loss)                    $(2,869,484)  $(4,107,822)  $(1,238,338)
                                        ===========   ===========   ===========

   Changes in operation assets
    and liabilities
      Accounts receivable                   210,025       586,233       376,208
                                        ===========   ===========   ===========

   Net cash used in
    operating activities                 (1,551,030)   (2,413,160)      862,130
                                        ===========   ===========   ===========

   Cash flows from all activities       $  (259,633)  $(1,121,763)  $  (862,130)
                                        ===========   ===========   ===========

   Cash and cash equivalents at
    end of period                       $ 2,062,908   $ 1,200,778   $  (862,130)
                                        ===========   ===========   ===========


14. SALE OF IPTV PLATFORM

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


15. PURCHASE OF CBBN HOLDINGS LIMITED

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


16. SUBSEQUENT EVENTS


As at July 7, 2008 the Company disposed of a further 3,400,000 common shares of Auston International Group Ltd at S$0.045 per share for 2,400,000 shares and of S$0.05 per share for 1,000,000 shares for a total of S$158,000 purchase price. The proceeds of the sale were deposited into the Company's Singapore Currency bank account.

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


The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent, see Note 16.


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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the quarter ended June 30, 2008 was $13,176 compared with $20,007,405 for the same period in 2007.

- The Company's cash balance was $1,200,778 at June 30, 2008 compared with $2,322,541 at 31 December, 2007.

REVENUE

Revenue for the six months ended June 30, 2008 at $48,169 was lower than revenue of $25,494,480 for the six months ended June 30, 2007 by $25,446,311 (100%). The revenue for the three months ended June 30, 2008 decreased by $19,994,229 (100%), from $20,007,405 to $13,176 for the three months ended June 30, 2007 and 2008 respectively.

Digit gaming revenue for the six months ended June 30, 2008 at NIL was lower than $10,459,791 at June 30, 2007 by $10,459,791 (100%). Digit gaming revenue for the three months ended June 30, 2008 at NIL was lower than $4,982,965 at June 30, 2007 by $4,982,965 (100%). This was mainly due to the suspension of the digit game operations by the Cambodian Government which resulted in all revenues for the period ended 2008 to be reversed since such revenues did not meet the criteria for recognizing the revenues.

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

Cost of Services


Cost of services for the six months ended June 30, 2008 was $265,008 which decreased by $11,027,127 (98%) from $11,292,135 for the six months ended June 30, 2007. Cost of services for three months ended June 30, 2008 was $101,963 which decreased by $5,766,671 (98%) from $5,868,634 for the three months ended June 30, 2007.

As a proportion of revenue, the cost of services for the six months ended June 30, 2008 was 550% (cost of sales at $265,008 and revenue of $48,169) as compared to 44% (cost of sales at $11,292,135 and revenue of $25,494,480) for the six months ended June 30, 2007. It was 774% (cost of sales at $101,963 and revenue $13,176) as compared to 29% (cost of sale at $5,868,634 and revenue $20,007,405) for the three months ended June 30, 2008 and 2007 respectively.

The decrease in the cost of services was attributed to the reversal of the cost in managing and operating of the digit games, resulting from the reversal of the digit games revenue.


DISTRIBUTION EXPENSES


Distribution expenses for the six months ended June 30, 2008 at $1,067,086 were higher by $561,433 (111%) as compared to the amount of $505,653 incurred for the six months ended June 30, 2007. Distribution expenses for the three months ended June 30, 2007 was $196,006 which decreased by $115,036 (59%) from $80,970 for the three months ended June 30, 2008.

The higher distribution expenses were attributed to the write off of digit games working capital amounting to $861,186, offset by decreased spending for marketing and promotions which decreased by $274,325 (86%), from $317,437 for the six months ended June 30, 2007 to $43,112 for the six months ended June 30, 2008.


Distribution expenses decreased by $101,177(90%) from $112,008 for the three months ended June 30, 2007 to $10,831 for the three months ended June 30, 2008 due to the same reason.

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


The Company incurred a loss from operations of $3,255,071 for the six months ended June 30, 2008 as compared to the income from operations of $10,175,477 for the six months ended June 30, 2007. For the three months ended June 30, 2008, the Company incurred a loss from operations of $1,072,401 as compared to the income from operations of $12,093,846 for the three months ended June 30, 2007. This was due to the significant decrease in the digit game and entertainment revenue. This is further explained under the revenue segment in the results of operations.


NET (LOSS) INCOME


Net loss for the six months ended June 30, 2008, was $4,107,822 which decreased by $19,511,444 (127%) from net income of $15,403,622 for the six months ended June 30, 2007.

Net loss for the three months ended June 30, 2008, was $1,675,916 which decreased by $16,329,302 (111%) from net income of $14,653,386 for the three months ended June 30, 2007.

The significant decrease in net income for the six months and three months ended June 30, 2008 was mainly attributed to the decrease in the digit game and entertainment business. The decrease was partly attributed to the net gain of $4,320,000 as of June 30, 2007 in the fair value of an investment (equity securities) held for trading, offset by the net loss of $1,385,000 as of June 30, 2008 in the same investment.


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

LIQUIDITY AND CAPITAL RESOURCES


The Company had cash at $1,200,778 at June 30, 2008 as compared to cash of $2,322,541 at December 31, 2007.


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


The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $1,200,778 and $2,322,541 at June 30, 2008 and December 31, 2007, respectively.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q, as amended, for the period ended June 30, 2008 a report on management's assessment of the effectiveness of our internal control over financial reporting.


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

THE COMPANY RELIES ON THIRD PARTIES.

If critical services and products that the Company sources from third prties, such as content and network services were to no longer be made available to the Company or at a considerably higher price than it currently pays for them, and suitable alternatives could not be found, the business could be harmed.

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