Form 10-Q/A
period 2008-09-30
AMARU INC
filed 2009-04-30
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A-2
                          Amendment No. 2 to Form 10-Q



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

Large accelerated filer |_|                      Accelerated filer         |_|
Non-accelerated filer   |_|                      Smaller reporting company |X|
(Do not check if a smaller reporting company)


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

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock $0.001 par value                     159,431,861 shares
-----------------------------              ---------------------------------
          (Class)                          (Outstanding at March 31, 2009)

                           AMARU, INC. AND SUBSIDARIES
                     2008 Quarterly Report on Form 10-Q/A-2
                                Table of Contents




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


EXPLANATORY NOTE
This Amendment No. 2 on Form 10-Q, or this Form 10-Q/A-2, amends and restates in its entirety Amaru, Inc.'s Quarterly Report on Form 10-Q, for the period ended September 30, 2008, which was initially filed with the Securities and Exchange Commission on November 13, 2008 as amended on November 14, 2008, or collectively, the "Original Filing". This Quarterly Report restates and supplements the disclosure provided in the Original Filing for Items 1, 2, 3, and 4 under Part I in accordance with the previously made disclosure on Form 8-K filed on March 31, 2009. This Quarterly Report includes the unaudited consolidated financial statements and related notes, which have been restated and changed from the information and disclosure reported in the Original Filing. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to Amendment No. 2.
Except as otherwise noted, this Quarterly Report does not include disclosure or information reflecting any event that occurred subsequent to November 14, 2008, the filing date of the Original Filing. Such events include, among others, the events described in Amaru Inc.'s current reports on Form 8-K and quarterly reports on Form 10-Q that were filed after the date of the Original Filing.

PART I.  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements




AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  2008            2007
                                                              -----------     -----------
Current assets

Cash and cash equivalents                                       2,375,332     $ 2,322,541
Accounts receivable, net of allowance of
$107,720 and $54,154 at September 30, 2008 and
December 31, 2007 respectively                                    156,808         744,589
Prepayment on purchase                                          3,733,333       3,733,333
Account receivable from sale of IPTV Platform                   9,500,000       9,500,000
Equity securities held for trading                              1,099,000       2,924,000
Other current assets                                              387,526         513,614
Inventories                                                     1,145,896       1,157,248
Investments available for sale                                  2,402,613       2,402,613
                                                              -----------     -----------
Total current assets                                           20,800,508      23,297,938
                                                              -----------     -----------

Non-current assets

Property and equipment, net                                     1,292,133       1,797,146

Intangible assets, net                                         24,894,157      25,693,066

Equity Method Investment                                        4,924,110       4,942,283
Investments available for sale                                    959,290       4,911,345
                                                              -----------     -----------

Total non-current assets                                       32,069,690      37,343,840
                                                              -----------     -----------
Total assets                                                  $52,870,198     $60,641,778
                                                              ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses                         $ 1,848,855     $ 3,068,613

Other payables                                                         --         100,005

Advances from related parties                                      78,376         155,313

Capital lease payable - short term                                 11,012          10,746

Income taxes payable                                                5,428           5,428
                                                              -----------     -----------

Total current liabilities                                       1,943,671       3,340,105
                                                              -----------     -----------
Deferred tax liabilities                                           14,333       1,672,801

Convertible term loan                                           2,276,546              --

Capital lease payable - long termm                                 50,467          57,306
                                                              -----------     -----------

Total non-current liabilities                                   2,341,346       1,730,107
                                                              -----------     -----------
Total liabilities                                               4,285,017       5,070,212

Commitments                                                            --              --
Stockholders' equity

Preferred stock (par value $0.001) 5,000,000 shares authorized; 0 shares issued and outstanding at September 30, 2008 and December 31, 2007,
 respectively                                                          --              --

Common stock (par value $0.001)
 200,000,000 shares
 authorized;159,431,861 and 159,431,861
 shares issued and outstanding at September 30,
 2008 and December 31, 2007, respectively                         159,431         159,431

Additional paid-in capital                                     42,918,666      42,918,666

Retained earnings                                                 560,866       5,650,447

Accumulated other comprehensive income                            954,073       2,223,641

Minority interest                                               3,992,145       4,619,381
                                                              -----------     -----------
Total stockholders' equity                                     48,585,181      55,571,566
                                                              -----------     -----------

Total liabilities and shareholders' equity                    $52,870,198     $60,641,778
                                                              ===========     ===========


                            See accompanying notes to consolidated financial statements




                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF INCOME
                                           (UNAUDITED)


                                              FOR THE NINE MONTHS ENDED          FOR THE THREE MONTHS ENDED
                                          ---------------------------------    ---------------------------------
                                           SEPTEMBER 30,      SEPTEMBER 30,     SEPTEMBER 30,      SEPTEMBER 30,
                                                   2008               2007               2008               2007
                                          -------------      -------------      -------------      -------------

Revenue:

Entertainment

  Advertising/Subscription                $      55,568      $      36,991      $       7,399      $       2,302
  Syndication/e-services                             --         15,000,000                 --                 --
                                          -------------      -------------      -------------      -------------
Total entertainment                              55,568         15,036,991              7,399              2,302

Digit gaming                                         --         16,481,642                 --          6,021,851
                                          -------------      -------------      -------------      -------------
Total revenue                                    55,568         31,518,633              7,399          6,024,153

Cost of services                               (344,318)       (17,553,771)        (   79,310)        (6,261,636)
                                          -------------      -------------      -------------      -------------

Gross profit(loss)                             (288,750)         13,964,862           (71,911)          (237,483)

Distribution costs                           (1,181,518)          (677,357)          (114,432)          (171,704)

Administrative expenses                      (2,882,627)        (5,152,899)          (941,481)        (1,631,683)
                                          -------------      -------------      -------------      -------------
Total expenses                               (4,064,145)        (5,830,256)        (1,055,913)        (1,803,388)
                                          -------------      -------------      -------------      -------------

Income (loss) from operations                (4,352,895)         8,134,606         (1,127,824)        (2,040,871)

Other (expenses) income:

 Interest expenses                              (28,218)              (678)           (27,107)              (507)

 Interest income                                 12,368             36,489              3,398             10,388

 Gain (loss) on disposal of equipment             2,939               (152)             1,051               (152)

Gain on dilution of interest
 in subsidiary                                       --          2,483,871                 --                 --

Loss on sale of investment securities          (465,888)                --            (23,837)                --

Net change in fair value of financial
 assets at fair value securities
 for trading                                 (1,825,000)        (4,002,000)          (440,000)        (8,322,000)

Share of income/(loss) of associate             (18,173)            (8,827)            (5,627)             6,397
                                           -------------      -------------      -------------      -------------

Income (Loss) before income taxes            (6,674,867)         6,643,309         (1,619,946)       (10,346,745)

(Provision) benefit for Income taxes            958,050           (902,464)            10,951            683,968
                                          -------------      -------------      -------------      -------------
Net income (loss)                         $  (5,716,817)     $   5,740,845      $  (1,608,995)     $  (9,662,777)
                                          =============      =============      =============      =============
Attribute to:
Equity holders of the company             $  (5,089,581)     $   4,662,124      $  (1,388,424)     $  (7,966,020)
Minority interests                             (627,236)         1,078,721           (220,571)        (1,696,757)
                                          -------------      -------------      -------------      -------------
Net income (loss)                         $  (5,716,817)     $   5,740,845      $  (1,608,995)     $  (9,662,277)
                                          =============      =============      =============      =============
Net income per share
- Basic and diluted                       $       (0.04)     $        0.04      $       (0.01)     $       (0.06)
                                          =============      =============      =============      =============
Weighted average number of common
shares outstanding
- Basic and diluted                         159,431,861        155,577,356        159,431,861        158,794,180
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
                                 ============     ============      ============      ============

           See accompanying notes to consolidated financial statements

                                      F-4A





                                            AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                    (UNAUDITED)


                       PREFERRED STOCK              COMMON STOCK
                  -------------------------   -------------------------
                    NUMBER         PAR                          PAR        ADDITIONAL    SUBSCRIBED
                      OF          VALUE        NUMBER OF       VALUE        PAID-IN        COMMON       RETAINED
                    SHARES       ($0.001)       SHARES        ($0.001)      CAPITAL        STOCK        EARNINGS
                  -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at
  December 31,
  2007                     --          --     159,431,861    $   159,431   $42,918,666          --     $ 5,650,447

Net loss                   --          --              --             --            --          --      (5,089,581)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax               --          --              --             --            --          --              --

Comprehensive
  income                   --          --              --             --            --          --              --
                     --------      ------     -----------    -----------   -----------     -------     -----------
Balance at
September 30, 2008         --          --     159,431,861    $   159,431   $42,918,666          --     $   560,866
                    =========      ======     ===========    ===========   ===========     =======     ===========

                                                                                          (CONTINUED ON NEXT PAGE)

                                   See accompanying notes to consolidated financial statements





 (CONTINUED FROM PREVIOUS PAGE)


                     ACCUMULATED OTHER
                    COMPREHENSIVE INCOME
                  ------------------------
                   CURRENCY                                    TOTAL
                  TRANSLATION   FAIR VALUE     MINORITY     SHAREHOLDERS'
                    RESERVE       RESERVE      INTEREST        EQUITY
                  -----------   -----------   -----------   -----------

Balance at
  December 31,
  2007            $    12,927   $2,210,714     $4,619,381   $55,571,566
Net loss                   --           --      (627,236)    (5,716,817)

Change in
  fair value
  of available
  for-sale- equity
  securities,
  net of tax              --    (1,269,568)           --     (1,269,568)
                                                            -----------
Comprehensive
 loss                     --          --              --     (6,986,385)
                  -----------   -----------    ---------    -----------

Balance at
 September 30,
 2008             $   12,927    $  941,146   $ 3,992,145    $48,585,181
                  ===========   ==========    ==========    ===========


           See accompanying notes to consolidated financial statements

                                      F-5A


                                       AMARU, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              (UNAUDITED)



                                                                           FOR THE NINE MONTHS ENDED
                                                                         -----------------------------
                                                                    SEPTEMBER 30, 2008  SEPTEMBER 30, 2007
                                                                    ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                   $ (5,716,817)     $  5,740,845
    Adjustments for:
    Amortization                                                             872,105         2,308,179
    Depreciation                                                             504,813           406,141
    (Gain) loss on disposal of equipment                                      (2,939)              152
    Acquisition of investment in exchange for account receivable                  --       (11,636,000)
    Gain on dilution of interest in subsidiary                                    --        (2,483,871)
    Net change in fair value of financial assets at fair value
     through Profit or Loss-held for trading                               1,825,000         4,002,000
    Common stock issued for services                                              --            60,000
    Common stock issued in exchange for prepayment of investment                  --         3,733,333
    Deferred taxes                                                          (947,099)          902,464
    Share of loss of associate                                                18,173             8,827
    Loss on disposal of investment available for sale                        465,888                --

 Changes in operation assets and liabilities
    Accounts receivables                                                     587,781       (2,509,706)
    Inventories                                                               11,352           534,780
    Others current assets                                                    126,088        (3,711,360)
    Accounts payable and accrued expenses                                 (1,219,758)          265,146
    Other payables                                                          (100,005)          157,100
    Income taxes payable                                                          --           (53,045)
                                                                        ------------      ------------
Net cash used in operating activities                                     (3,575,418)       (2,275,015)
                                                                        ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from disposal of equipment                                       18,696               691
    Acquisition of equipment                                                 (15,557)         (761,440)
    Acquisition of associate                                                      --           (66,115)
    Acquisition of investments                                                    --                --
    Acquisition of intangible assets                                         (73,196)       (2,340,395)
    Proceeds from disposal of investment available for sale                1,505,230                --
                                                                        ------------      ------------
Net cash provided by (used in) investing activities                        1,435,173        (3,167,259)

CASH FLOW FROM FINANCING ACTIVITIES
   Repayments of balances due to related party                               (76,937)               --
   Proceeds from related party                                                    --           100,695
   Proceeds from hire purchase creditor                                           --            68,975
   Repayment of obligation under capital lease                                (6,573)               --
   Capital contributed by minority shareholders                                   --         5,580,000
   Receipts from convertible term loan                                     2,276,546                --
                                                                        ------------      ------------
Net cash provided by financing activities                                  2,193,036         5,749,670

Effect of exchange rate changes on cash and cash equivalents                      --                --
                                                                        ------------      ------------

Cash flows from all activities                                                52,791          307,396

Cash and cash equivalents at beginning of period                           2,322,541         2,294,984
                                                                        ------------      ------------

Cash and cash equivalents at end of period                              $  2,375,332      $  2,602,380
                                                                        ============      ============


SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING AND
INVESTING ACTIVITIES:
Acquisition of investments (1)                                          $         --      $ 11,636,000
                                                                        ============      ============
Common stock in exchange for prepayment of investment (2)                         --         3,733,333
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

          The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent., see Note 17.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



          The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.


                                            FOR THE NINE MONTHS ENDED       FOR THE THREE MONTHS ENDED
                                          -----------------------------   ------------------------------
                                          SEPTEMBER 30,    SEPTEMBER 30,  SEPTEMBER 30,    SEPTEMBER 30,
                                              2008            2007            2008           2007
                                           -----------     -----------     -----------     -----------

Sales outside of the U.S.                  $    55,568     $31,518,290     $     7,399     $ 6,024,096

Services purchased outside of the U.S.     $   311,282     $17,449,405     $    69,269     $ 6,189,248



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


                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



For the three and nine
months ended September 30, 2008       ENTERTAINMENT    DIGIT GAMING        OTHER        TOTAL
                                      -------------    ------------     ---------    ------------

Revenues from external customers     $     55,568      $         --     $     --     $     55,568
Interest revenue                     $     12,368      $         --     $     --     $     12,368
Interest expense                     $     28,218      $         --     $     --     $     28,218
Depreciation and amortization
                                     $  1,153,001      $    223,917     $     --     $  1,376,918
Segment profit (loss)                  (3,002,843)     $ (1,101,650)     $     --      (4,104,493)
Segment assets                       $ 46,585,909      $  6,281,959     $  2,330     $ 52,870,198
Expenditures for segment
assets                               $     88,753      $         --     $     --     $     88,753



Reconcilliation: -

      REVENUES
      Total revenues for reportable segments                $     55,568
      Other revenue                                         $         --
                                                            ------------
      Total consolidated revenues                           $     55,568
                                                            ============
      INTEREST REVENUE
      Total interest revenue for reportable segments        $     12,368
      Corporate interest revenue                            $         --
                                                            ------------
      Total consolidated interest revenue                   $     12,368
                                                            ============

      INTEREST EXPENSES
      Total interest revenue for reportable segments        $     28,218
      Corporate interest revenue                            $         --
                                                            ------------
      Total consolidated interest expenses                  $     28,218
                                                            ============

      PROFIT OR LOSS
      Total (loss) for reportable segments                  $ (4,104,493)
      Corporate loss                                        $   (261,313)
      Loss on disposal of investment available for sale     $   (465,888)
      Loss on valuation of held for trading investment      $ (1,825,000)
      Share of loss of associate                            $    (18,173)
                                                            ------------
      Loss before income tax                                $ (6,674,867)
                                                            ============
      ASSETS
      Total assets for reportable segments                  $ 52,867,868
      Other assets                                          $      2,330
                                                            ------------
      Total consolidated assets                             $ 52,870,198
                                                            ============

     EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for
      reportable segments                                   $     88,753
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
                                                               ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007



Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.


     For the three and nine months
     ended September 30, 2008             ASIA PACIFIC    UNITED STATES     OTHER           TOTAL
                                          -----------     -----------     -----------     -----------

     Revenues from external customers     $    55,568     $        --     $        --     $    55,568
     Property and equipment, net          $ 1,063,383     $   133,350     $    95,400     $ 1,292,133

     For the three and nine months
     ended September 30, 2007             ASIA PACIFIC    UNITED STATES     OTHER           TOTAL
                                         -----------     -----------     -----------     -----------


     Revenues from external customers     $31,518,290     $       343     $        --     $31,518,633
     Property and equipment, net          $ 1,244,145     $   230,655     $    95,400     $ 1,570,200



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
               ==============    ========     ============     ==========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


13. RESTATEMENT OF BALANCES AT SEPTEMBER 30, 2008

The accompanying September 30, 2008 financial statements have been restated to correct the effects of an error. This error relates to the incorrect revenue recognition of $180,067,143 and cost of services of $17,408,102 relating to the digit gaming. No revenue was ever recognized on this license agreement during the nine months ended September 30, 2008.

The following financial statement line items for the quarter ended September 30, 2008 were affected by the correction:

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED BALANCE SHEETS:
   ---------------------------

   Cash and cash equivalents            $ 3,237,462   $ 2,375,332   $  (862,130)
                                        ===========   ===========   ===========

   Accounts receivable                      814,564       156,808      (658,097
                                        ===========   ===========   ===========

   Total current assets                  22,320,735    20,800,508    (1,520,227)
                                        ===========   ===========   ===========

   Total assets                         $54,390,425   $52,870,198   $(1,520,227)
                                        ===========   ===========   ===========

   Retained earnings                      2,081,093     560,866     (1,520,227)
                                        ===========   ===========   ===========

   Total stockholders' equity            50,105,408    48,585,181    (1,520,227)
                                        ===========   ===========   ===========

   Total liabilities and stockholders'
    Equity                              $54,390,425   $52,870,198   $(1,520,227)
                                        ===========   ===========   ===========

                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED
   STATEMENT OF INCOME:
   --------------------

                                                FOR THE NINE MONTHS ENDED
                                        ---------------------------------------
                                                     SEPTEMBER 30, 2008
                                                     -------------

   Digit gaming                          18,067,143            --   (18,067,143)
                                        ===========   ===========   ===========

   Total revenue                         18,122,711        55,568   (18,067,143)
                                        ===========   ===========   ===========

   Cost of services                     (17,752,420)     (344,318)   17,408,102
                                        ===========   ===========   ===========

   Gross profit (loss)                      370,291      (288,750)     (659,041)
                                        ===========   ===========   ===========

   Distribution costs                      (320,332)   (1,181,518)     (861,186)
                                        ===========   ===========   ===========

   Total expenses                        (3,202,959)   (4,064,145)     (861,186)
                                        ===========   ===========   ===========

   (Loss) Income from operations         (2,832,668)   (4,352,895)   (1,520,227)
                                        ===========   ===========   ===========

   (Loss) Income before income taxes     (5,154,640)   (6,674,867)   (1,520,227)
                                        ===========   ===========   ===========

   Net income (loss)                    $(4,196,590)  $(5,716,817)  $(1,520,227)
                                        ===========   ===========   ===========

   Equity holders of the company        $(3,569,354)  $(5,089,581)  $(1,520,227)
                                        ===========   ===========   ===========

                         AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


   Net income (loss)                    $(4,196,590)  $(5,716,817)  $(1,520,227)
                                        ===========   ===========   ===========

   Net income per share
   - Basic and diluted                  $     (0.03)  $     (0.04)  $     (0.01)
                                        ===========   ===========   ===========


                                               FOR THE THREE MONTHS ENDED
                                        ---------------------------------------
                                                     SEPTEMBER 30, 2008
                                                     -------------

   Digit gaming                           6,609,450            --    (6,609,450)
                                        ===========   ===========   ===========

   Total revenue                          6,616,849         7,399    (6,609,450)
                                        ===========   ===========   ===========

   Cost of services                      (6,406,871)      (79,310)    6,327,561
                                        ===========   ===========   ===========

   Gross profit (loss)                      209,978       (71,911)     (281,889)
                                        ===========   ===========   ===========

   (Loss) Income from operations           (845,935)   (1,127,824)     (281,889)
                                        ===========   ===========   ===========

   (Loss) Income before income taxes     (1,338,057)   (1,619,946)     (281,889)
                                        ===========   ===========   ===========

   Net income (loss)                    $(1,327,106)  $(1,608,995)  $  (281,889)
                                        ===========   ===========   ===========

   Equity holders of the company        $(1,106,535)  $(1,388,424)  $  (281,889)
                                        ===========   ===========   ===========

   Net income (loss)                    $(1,327,106)  $(1,608,995)  $  (281,889)
                                        ===========   ===========   ===========


                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   STATEMENT OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME:
   ----------------------------------------------------------

                                                    RETAINED EARNINGS
                                        ---------------------------------------

   Net loss                              (3,569,354)   (5,089,581)   (1,520,227)
                                        ===========   ===========   ===========

                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Net loss                              (4,196,590)   (5,716,817)   (1,520,227)
                                        ===========   ===========   ===========

                                                    RETAINED EARNINGS
                                        ---------------------------------------

   Balance at September, 2008           $(2,081,093)  $  (560,866)  $(1,520,227)
                                        ===========   ===========   ===========

                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Comprehensive loss                    (5,466,158)   (6,986,385)   (1,520,227)
                                        ===========   ===========   ===========


                                               TOTAL SHAREHOLDERS' EQUITY
                                        ---------------------------------------

   Balance at September, 2008          $(50,105,408) $(48,585,181)  $(1,520,227)
                                        ===========   ===========   ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2008 AND 2007


                                            As
                                        Originally                   Effect of
                                         Reported     As Restated      Change
                                        -----------   -----------   -----------
   CONSOLIDATED STATEMENTS OF CASH FLOWS:
   -------------------------------------

   Net income (loss)                    $(4,196,590)  $(5,716,817)  $(1,520,227)
                                        ===========   ===========   ===========

   Changes in operation assets
    and liabilities
      Accounts receivable                   (70,316)      587,781      (658,097)
                                        ===========   ===========   ===========

   Net cash used in
    operating activities                 (4,199,803)   (3,575,418)     (624,385)
                                        ===========   ===========   ===========

   Cash flows from all activities       $  (571,594)  $    52,791   $  (624,385)
                                        ===========   ===========   ===========

   Cash and cash equivalents at
    end of period                       $ 1,750,947   $ 2,375,332   $  (624,385)
                                        ===========   ===========   ===========


14. SALE OF IPTV PLATFORM

In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $15,000,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $5,000,000 in cash and publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2008 and December 31, 2007, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in publicly-traded shares of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement. Management is in the process of completing this transaction and has determined that the entire amount of $9,500,000 is recoverable and no allowance are necessary.

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


16. LOAN AND BORROWINGS

                                        SEPTEMBER 30,      DECEMBER 31,
                                           2008              2007
                                        -------------      -----------

     Non-current

     Convertible loan                  $ 2,500,000              --
     Less: Future interest charges     $  (223,454)             --
                                       ----------           ----------
                                       $2,276,546               --

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



17. SUBSEQUENT EVENTS

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

The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent, see Note 17.


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

RESULTS OF OPERATIONS

REVENUE

Financial Statement


- Revenue for the quarter ended September 30, 2008 was $7,399 compared with $6,024,153 for the same period in 2007.

- The Company's cash balance was $2,375,332 at September 30, 2008 compared with $2,322,541 at 31 December, 2007.


REVENUE


Revenue for the nine months ended September 30, 2008 at $55,568 was lower than revenue of $31,518,633 for the nine months ended September 30, 2007 by $31,463,065 (100%). The revenue for the three months ended September 30, 2008 decereased by $6,016,754 (100%), from $6,024,153 to $7,399 for the three months ended September 30, 2007 and 2008 respectively.

Digit gaming revenue for the nine months ended September 30, 2008 at NIL was lower than $16,481,642 at September 30, 2007 by $16,481,642 (100%). Digit gaming revenue for the three months ended September 30, 2008 at NIL was lower than $6,021,851 at September 30, 2007 by $6,021,851 (100%). This was mainly due to the suspension of the digit game operations by the Cambodian Government which resulted in all revenues for the period ended 2008 to be reversed since such revenues did not meet the criteria for recognizing the revenues.


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

Cost of Services


Cost of services for the nine months ended September 30, 2008 was $344,318 which decreased by $17,209,453 (98%) from $17,553,771 for the nine months ended September 30, 2007. Cost of services for three months ended September 30, 2008 was $79,310 which decreased by $6,182,326 (99%) from $6,261,636 for the three months ended September 30, 2007.

As a proportion of revenue, the cost of services for the nine months ended September 30, 2008 was 620% (cost of services at $344,318 and revenue of $55,568) as compared to 56% (cost of services at $17,553,771 and revenue of $31,518,633) for the nine months ended September 30, 2007. It was 1072% (cost of services at $79,310 and revenue $7,399) as compared to 104% (cost of services at $6,261,636 and revenue $6,024,153) for the three months ended September 30, 2008 and 2007 respectively.


The decrease in the cost of services was attributed to the reversal of the cost in managing and operating of the digit games, resulting from the reversal of the digit games revenue.

DISTRIBUTION EXPENSES


Distribution expenses for the nine months ended September 30, 2008 at $1,181,518 were higher by $504,161 (74%) as compared to the amount of $677,357 incurred for the nine months ended September 30, 2007. Distribution expenses for the three months ended September 30, 2008 was $114,432 which decreased by $57,272 (33%) from $171,704 for the three months ended September 30, 2007.

The higher distribution expenses were attributed to the write off of digit games working capital amounting to $861,186, offset by decreased spending for marketing and promotions which decreased by $340,994 (83%), from $408,857 for the nine months ended September 30, 2007 to $67,863 for the nine months ended September 30, 2008. Marketing and promotion expenses decreased by $66,669 (73%) from $91,420 for the three months ended September 30, 2007 to $24,751 for the three months ended September 30, 2008 due to the same reason.


GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2008 at $2,882,627 were lower by $2,270,272 (44%) as compared to the amount of $5,152,899 incurred for the nine months ended September 30, 2007.


Administration expenses for the three months ended September 30, 2008 at $941,481 were lower by $690,203 (42%) as compared to the amount of $1,631,683 incurred for the three months ended September 30, 2007.

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


The Company incurred a loss from operations of $4,352,895 for the nine months ended September 30, 2008 as compared to the income from operations of $8,134,606 for the nine months ended September 30, 2007. This was due to the significant decrease in the the digit game and entertainment revenue for the nine months ended September 30, 2008.

For the three months ended September 30, 2008, the Company incurred a loss from operations of $1,127,824 as compared to the loss from operations of $2,040,871 for the three months ended September 30, 2007. The lower loss from operations for the three months ended September 30, 2008 was due to higher digit games revenue and lower administrative expenses. This is further explained under the revenue and administrative expenses segments in the results of operations.


NET (LOSS) INCOME


Net loss for the nine months ended September 30, 2008, was $5,716,817 which decreased by $11,457,662 (200%) from net income of $5,740,845 for the nine months ended September 30, 2007.

The significant decrease in net income for the nine months ended September 30, 2008 was mainly attributed to the decrease in the digit game and entertainment business. The decrease was partly attributed to the net loss of $1,825,000 as of September 30, 2008 in the fair value of an investment (equity securities) held for trading, offset by the net loss of $4,002,000 as of September 30, 2007 in the same investment.


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


Net loss for the three months ended September 30, 2008, was $1,608,995 which decreased by $8,053,782 (83%) from net loss of $9,662,777 for the three months ended September 30, 2007.


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

LIQUIDITY AND CAPITAL RESOURCES


The Company had cash at $2,375,332 at September 30, 2008 as compared to cash of $2,322,541 at December 31, 2007.


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


The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $2,375,332 and $2,322,541 at September 30, 2008 and December 31, 2007, respectively.


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

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING


Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q, as amended, for the period ended September 30, 2008 a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

THE COMPANY COULD BE AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN.

The global economy is undergoing a massive downturn in 2009, which commenced in the second half of 2008. Many countries are faced with negative growth rates.. Where the media industry is concerned, major corporations have began to reduce their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues and expects to be significantly affected in 2008 and 2009 by the downsizing in advertising spent, especially in countries where the WOWtv service is expected to roll out



ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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