Form 10-Q
period 2009-03-31
AMARU INC
filed 2009-05-15
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2009

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


             112 Middle Road, #01-00 Midland House, Singapore 188970
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Large accelerated reporting  filer |_|     Accelerated filer  |_|
Non-accelerated filer|_|                   Smaller company |X|
  (Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      159,431,861 shares
-----------------------------                 ---------------------------------
          (Class)                               (Outstanding at April 30, 2009)


                           AMARU, INC. AND SUBSIDARIES
                       2009 Quarterly Report on Form 10-Q
                                Table of Contents


PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                    F-2
Consolidated Statements of Income                                              F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income        F-4 to F-5
Consolidated Statements of Cash Flows                                          F-6
Notes to Consolidated Financial Statements                                     F-7 to F-25

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

SIGNATURES




                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,      DECEMBER 31,
                                                    2009             2008
                                                 ------------    ------------
                                                 (Unaudited)

ASSETS
Current assets
Cash and cash  equivalents                       $  1,056,420    $  1,484,945
Accounts receivable, net of allowance of
$110,918 and $1,055,855 at March 31, 2008 and
December 31, 2008 respectively                        133,302         134,710
Accounts receivable from sale of IPTV Platform      9,500,000       9,500,000
Equity securities held for trading                    170,329         179,620
Other current assets                                  566,376         230,293
Inventories                                           642,268         644,153
Investments available for sale                      2,402,613       2,402,613
                                                 ------------    ------------
Total current  assets                              14,471,308      14,576,334
                                                 ------------    ------------

Non-current assets
Property and equipment, net                           905,430       1,033,506
Intangible assets, net                             20,697,621      20,872,056
Investments available for sale                        616,136         616,136
                                                 ------------    ------------

Total non-current assets                           22,219,187      22,521,698
                                                 ------------    ------------
Total assets                                     $ 36,690,495    $ 37,098,032
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses            $  1,586,061    $  1,319,897
Others  payable                                            --           5,458
Advances from related parties                              --          48,681
Capital lease payable - short term                     10,319          10,809
Income taxes payable                                    5,428           5,428
                                                 ------------    ------------
Total current liabilities                           1,601,808       1,390,273
                                                 ------------    ------------
Deferred tax liabilities                                   --              --
Convertible term loan                               2,339,045       2,307,796

Capital lease payable - long term                      42,131          46,831
                                                 ------------    ------------
Total non-current liabilities                       2,381,176       2,354,627
                                                 ------------    ------------

Total liabilities                                   3,982,984       3,744,900

Commitments                                                --              --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000               --              --
shares authorized;
0 shares issued and outstanding at March 31,
2009 and December 31, 2008, respectively

Common stock (par value $0.001) 200,000,000           154,098         154,098
shares authorized;154,098,528 shares issued
and outstanding at March 31, 2009 and December
31, 2008, respectively

Additional paid-in capital                         39,190,666      39,190,666

Accumulated Deficit                               (10,273,917)     (9,726,413)
Accumulated other comprehensive income                968,406         968,406

Minority interest                                   2,668,258       2,766,375
                                                 ------------    ------------
Total stockholders' equity                         32,707,511      33,353,132
                                                 ------------    ------------

Total liabilities and shareholders' equity       $ 36,690,495    $ 37,098,032
                                                 ============    ============

           See accompanying notes to consolidated financial statements





                             AMARU, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED
                                                        --------------------------------
                                                           MARCH 31,         MARCH 31,
                                                             2009              2008
                                                        --------------    --------------

Revenue:


Entertainment                                           $       16,813    $       34,993

Digit gaming                                                        --                --
                                                        --------------    --------------
Total revenue                                                   16,813            34,933

Cost of services                                               (55,053)         (163,045)
                                                        --------------    --------------

Gross loss                                                     (38,240)         (128,052)

Distribution costs                                             (32,681)         (986,116)

Administrative expenses                                       (533,705)       (1,038,502)
                                                        --------------    --------------
Total expenses                                                (566,386)       (2,024,618)
                                                        --------------    --------------


Loss from operations                                          (604,626)       (2,152,670)

Other (expenses) income

   Interest expenses                                           (31,771)             (543)

   Interest income                                                  67             5,443

   Gain on disposal of equipment                                    --             1,888

   Loss on disposal of investment available for sales               --          (397,755)

   Net change in fair value of financial assets at
   Fair value securities for trading                            (9,291)               --

   Share of loss of associate                                       --            (9,368)
                                                        --------------    --------------

Loss before income taxes                                      (645,621)       (2,553,005)

Benefit for income taxes                                            --            17,000

                                                        --------------    --------------
Net loss                                                $     (645,621)   $   (2,536,005)
                                                        ==============    ==============
Attributable to:
Equity holders of the company                                 (547,504)       (2,352,022)

Minority interest                                              (98,117)         (183,938)

                                                        --------------    --------------
Net (loss) income                                       $     (645,621)   $   (2,536,005)
                                                        ==============    ==============

Earnings per share
- basic and diluted                                     $       (0.004)   $       (0.016)
                                                        ==============    ==============
Weighted average number of common shares outstanding
- basic and diluted                                        159,431,861       159,431,861
                                                        ==============    ==============

             See accompanying notes to consolidated financial statements

                                         F-3





                                                   AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                          FOR THE YEAR ENDED DECEMBER 31, 2008 and the three months ended March 31, 2009



                                 PREFERRED STOCK                COMMON STOCK
                           ---------------------------   ---------------------------
                              NUMBER          PAR           NUMBER           PAR                          SUBSCRIBED
                                OF           VALUE           OF            VALUE      ADDITIONAL PAID-     COMMON       ACCUMULATED
                              SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL        STOCK          DEFICIT
                           ------------   ------------   ------------   ------------   --------------   ------------   ------------
Balance at December
    31, 2007                        --            --     159,431,861    $    159,431    $ 42,918,666    $         --   $  5,650,447

Net loss                            --             --             --              --              --              --    (15,376,860)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                          --             --             --              --              --              --             --

Common stock received in
Cancellation of exchange
for Repayment of investment         --             --     (5,333,333)         (5,333)     (3,728,000)             --             --

Comprehensive
    income                          --             --             --              --              --              --             --
                           ------------   ------------   -----------    ------------   --------------   ------------   ------------
Balance at December
    31, 2008                        --              --   159,431,861    $    154,098    $ 39,190,666    $         --   $ (9,726,413)
                           ============   ============   ============   ============   ==============   ============   ============

                                                                                                                      (CONTINUED)


                                   See accompanying notes to consolidated financial statements






                                ACCUMULATED OTHER
                              COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2007            $     12,927   $  2,210,714    $ 4,619,381     $ 55,571,566


Net loss                         --              --     (1,853,006)     (17,229,866)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                       --      (1,255,235)            --       (1,255,235)


Common stock received in
Cancellation of exchange for
Repayment of investment          --              --             --       (3,733,333)
                                                                        -----------
Comprehensive
    loss                         --              --             --      (22,218,434)
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2008            $     12,927   $    955,479    $  2,766,375    $ 33,353,132
                        ============   ============    ============    ============





            See accompanying notes to consolidated financial statements

                                       F-4a





                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2008, and the three months ended March 31, 2009




                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR           NUMBER           PAR                          SUBSCRIBED
                             OF           VALUE           OF            VALUE      ADDITIONAL PAID-      COMMON       ACCUMULATED
                           SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL         STOCK          DEFICIT
                        ------------   ------------   ------------   ------------   --------------    ------------   ------------
Balance at December
    31, 2008                      --             --    154,098,528   $    154,098   $   39,190,666    $         --   $ (9,726,413)

Net loss                          --             --             --             --               --              --       (547,504)



Comprehensive
    income                        --             --             --             --               --              --             --
                        ------------   ------------   ------------   ------------   --------------    ------------   ------------
Balance at March
    31, 2009                      --             --    154,098,528  $    154,098   $   39,190,666    $         --   $ (10,273,917)
                        ============   ============   ============   ============   ==============    ============   ============

                                                                                                                      (CONTINUED)


                                    See accompanying notes to consolidated financial statements





                              ACCUMULATED OTHER
                            COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE     MINORITY        SHAREHOLDERS'
                          RESERVE        RESERVE       INTEREST          EQUITY
                        ------------   ------------  ------------      ------------
Balance at December
    31, 2008            $     12,927   $   955,479   $ 2,766,375       $ 33,353,132

Net loss                          --            --       (98,117)          (645,621)
                                                                        ------------
Comprehensive
    loss                          --            --              --         (645,621)
                        ------------   -----------    ------------      ------------

Balance at March
    31, 2009            $     12,927   $   955,479   $ 2,668,258       $ 32,707,511
                        ============   ============    ============    ============




            See accompanying notes to consolidated financial statements

                                       F-5a




                                  AMARU, INC. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                FOR THE THREE MONTHS ENDED
                                                               -----------------------------
                                                               March 31, 2009  March 31, 2008
                                                                 -----------    -----------

                                                                  (Unaudited)    (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                     $  (645,621)   $(2,536,005)
    Share of loss (profit) of investment                                  --          9,368
    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                     176,537        298,135
    Depreciation                                                     128,076        170,699
    Gain on disposal of equipment                                         --         (1,888)
    Loss on disposal of investment available for sales                    --        397,755
    Defer tax                                                             --        (17,000)
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                            9,291             --

 Changes in operation assets and liabilities
    Accounts receivables                                               1,408        597,207
    Inventories                                                        1,885          8,833
    Others current assets                                           (336,083)        72,444
    Accounts payable and accrued expenses                            266,164       (507,550)
    Other payables                                                    (5,458)        39,997
                                                                 -----------    -----------
Net cash used in operating activities                               (403,801)    (1,468,005)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                              --             --
    Proceeds from disposal of equipment                                   --          2,991
    Acquisition of intangible assets                                  (2,102)       (48,964)
    Proceeds from disposal of investment available for sale               --        400,587
                                                                 -----------    -----------
Net cash provided by (used in) investing activities                   (2,102)       354,614

                                                                 -----------    -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Advance from related parties                                           --         11,890
   Repayment of related parties                                      (48,681)            --
   Repayments of obligations under finance leases                     (5,190)        (2,723)
   Receipts from convertible term loan                                31,249             --
                                                                 -----------    -----------
Net cash provided by (used in) financing activities                  (22,622)         9,167
                                                                 -----------    -----------
Effect of exchange rate changes on cash and cash equivalents              --          3,025
                                                                 -----------    -----------

Cash flows from all activities                                      (428,525)    (1,101,199)

Cash and cash equivalents at beginning of period                   1,484,945      2,322,541
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 1,056,420    $ 1,221,342
                                                                 ===========    ===========

                 See accompanying notes to consolidated financial statements

                                             F-6

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008

1.     BASIS OF PRESENTATION AND REORGANIZATION

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



  2.5   Inventories

         Inventories are carried at the lower of cost or and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service. As at March 31, 2009, the net inventories amount is $642,268 after allowing for $457,400 during the year ended December 31, 2008.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



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

  2.10   Fair Value

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

                             AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



          The following table shows how our investments are categorized.

 Fair Value Measurement at March 31, 2009 using:
 --------------------------------------------------


                                               Prices or Fair Value    Quoted Prices in         Valuation
                                                  Measurements at       Active Markets          Techniques
                                                 March 31, 2009           (Level 1)              (Level 3)
Description                                              ($)                  ($)                   ($)
-----------------------------------------------------------------------------------------------------------
   Equity Securities Held for Trading                   170,329             170,329                    --

   Investments Available for Sale - Current           2,402,613                  --             2,402,613

   Investments Available for Sale - Non Current              --                  --               616,136



         The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial assets (Investments Available for Sale) for the year ended December 31, 2008.

                                                                     For quarter ended
                                                                       March 31, 2009
                                                                     ------------------

          Balance at the beginning and end of the period                $ 3,018,749

         The Company's equity securities held for trading is classified within Level 1 of the fair value hierarchy since they are valued using quoted market prices. The equity securities held for trading that are valued based on quoted market prices.

         The Company's investments available for sale are classified within Level 3 of the fair value hierarchy since they have valuation techniques that require inputs that are both significant to the fair value measurement and are unobservable.

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

  2.11   Advances from Related Party

         Advances from director and related party of $0 and $48,681 at March 31, 2009 and December 31, 2008, respectively, are unsecured, non-interest bearing and payable on demand.

  2.12   Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the quarter ended March 31, 2009 and 2008.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



  2.14   Revenues

         Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions revenue are recognized as earned. The digit game operations have been suspended. See Note 14.


  2.15   Costs of Services

         The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period its was incurred. The license and operations has been suspended. See Note 14.

  2.16   Income Taxes

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



  2.17   Earnings (Loss) Per Share

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

  2.19   Advertising

         The cost of advertising is expensed as incurred. For the three months ended March 31, 2009 and 2008, the Company incurred advertising expenses of $13,181 and $32,281 respectively.


3.       EQUITY SECURITIES HELD FOR TRADING

                                                    March 31, December 31,
                                                      2009       2008
                                                    --------   --------

         Quoted equity security, at fair value      $170,329   $179,620
                                                    ========   ========

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of US$9,291.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of US$ 0.00501 and US$ 0.00528 per share as of March 31, 2009 and December 31, 2008, respectively.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.


4.       OTHER CURRENT ASSETS

         Other current assets consist of the following:

                     MARCH 31,    DECEMBER 31,
                        2009         2008
                      --------     --------

Prepayments           $ 58,233     $ 70,108
Deposits               430,175       69,995
Other receivables       77,968       90,190
                      --------     --------
                      $149,573     $230,293
                      ========     ========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                   MARCH 31,        DECEMBER 31,
                                                     2009              2008
                                                 -----------       -----------

          Office equipment                       $ 1,004,504       $ 1,004,504
          Motor vehicle                               91,190            91,190
          Furniture, fixture and fittings            313,208           313,208
          Pony set-top boxes                         843,946           843,946
                                                 -----------       -----------
                                                   2,252,848         2,252,848
          Accumulated depreciation                (1,347,418)       (1,219,342)
                                                 -----------       -----------
                                                 $   905,430       $ 1,033,506
                                                 ===========       ===========

         Depreciation expense was $128,076 for the three months ended March 31, 2009 and $170,699 for the three months ended March 31, 2008.


6.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                 MARCH 31,         DECEMBER 31,
                                                   2009               2008
                                               ------------        ------------
          INDEFINITE LIVES
          Film library                         $ 17,765,818        $ 17,763,716
                                               ------------        ------------
                                                 17,765,818          17,763,716
                                               ------------        ------------
          DEFINITE USEFUL LIVES
          Film library                            5,400,410           5,400,410
          Gaming license                          7,090,000           7,090,000
          Product development expenditures          719,220             719,220
          Software license                           12,649              12,649
                                               ------------        ------------
                                                 13,222,279          13,222,279
          Accumulated amortization               (6,527,699)         (6,351,162)
                                               ------------        ------------
                                                  6,694,580           6,871,117
                                               ------------        ------------
                                                 24,460,398        $ 24,634,833
          Impairment loss                        (3,762,777)         (3,762,777)
                                               ------------        ------------
                                               $ 20,697,621        $ 20,872,056
                                               ============        ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



         Amortization expense was $176,537 for the three months ended March 31, 2009 and $298,135 for the three months ended March 31, 2008.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



         Valuations were performed on January 4, 2007 for the assessments of impairment of the Company's 100% ownership of the film library, which reflected a higher value from its cost. The methods of valuation used by the Company consisted of a discounted cash flow model, as well as sales transactions comparison method and market earnings/multiples method. Based on careful analysis of information available, the estimation for the investment value of the film library currently ranges from $203 million to $340 million.

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

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The license and operations has been suspended. See Note 14.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



7.       INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                              MARCH 31,        DECEMBER 31,
                                                 2009              2008
                                              ----------        ----------
                Non Current :
                  Quoted equity securities    $       --        $       --
                  Unquoted equity securities     616,136           616,136

                                              ----------        ----------
                                              $  616,136        $  616,136
                Current :
                  Unquoted equity securities   2,402,613         2,402,613

                                              ----------        ----------
                                              $3,018,749        $3,018,749
                                              ==========        ==========

         The unquoted equity securities classified as available-for-sale, with a carrying value of $3,018,749 as of March 31, 2009 and December 31, 2008, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



8.       COMMITMENTS AND CONTINGENCIES

         As of the balance sheet date, the Group has the following capital commitments:

                                                 MARCH 31,        DECEMBER 31,
                                                    2009              2008
                                                 ----------        ----------
          CAPITAL COMMITMENTS:
          Contracted but not provided for
                 Film library                    $  108,000        $  111,687
                 Set-top boxes                    2,074,825         2,074,825
                 Contents                           110,171           110,171
                                                 ----------        ----------
                                                 $2,292,996        $2,303,069
                                                 ==========        ==========

         Capital Leases

         The following summarizes the Company's capital lease obligations at March 31, 2009 and 2008, respectively:

                                                          2009         2008
                                                        --------     --------
          Future minimum lease payments                 $ 62,914     $ 69,140

          Less: amounts representing interest            (10,464)     (11,500)
                                                        --------     --------
          Present value of net minimum lease payments     52,450       57,641

          Less: current portion                          (10,319)     (10,809)
                                                        --------     --------
                                                        $ 42,131     $ 46,832
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

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the three months ended March 31, 2009 and 2008 was $37,319 and $75,465, respectively. As of March 31, 2009, the future minimum lease payments are as follows:

          For the Quarter Ended
          March 31,   Operating     Capital
                      ------        ------

          2009        93,103        10,319
          2010         4,205        10,319
          2011            --        10,319
          2012            --        21,493
                      ------        ------
                      97,308        52,450
                      ======        ======

Legal Proceedings

On September 15, 2008, M2B Commerce Limited filed a lawsuit in the Kingdom of Cambodia for breach of the Performance and Maintenance Agreement dated May 20, 2005 between M2B Commerce Limited and Allsports International Ltd, by Allsports International Ltd seeking damages in the total amount of $794,189 and calling for the termination of the Performance and Maintenance Agreement.

On December 4, 2008, M2B Commerce Limited filed two further lawsuits in the Kingdom of Cambodia against the owners of Allsports International Ltd, in support of its earlier suit of September 15, 2008 against Allsports International Ltd for breach of the Performance and Maintenance Agreement dated May 20, 2005. One lawsuit was against the four principal officers of Allsports International Ltd for breach of trust of the total amount of $794,189 owing to M2B Commerce Limited. The other lawsuit was to get Allsports International Ltd to transfer the shares of the Lottery Company to M2B Commerce Limited, in lieu of the earlier lawsuit of September 15, 2008 which called for the termination of the Performance and Maintenance Agreement.

On November 7, 2008, M2B World Asia Pacific Pte. Ltd was served a summons in Singapore by M2B Game World Pte. Ltd, a company owned 81% by Auston International Group Limited and 19% by M2B World Pte. Ltd, claiming a sum of US$153,744 (S$235,229) in unpaid invoices in 2006. Following this, M2B World Asia Pacific Pte. Ltd filed a counter claim to strike off this summons on the basis that the invoices were non-existent and that M2B World Asia Pacific Pte. Ltd was not yet incorporated as a company as of the date of the invoices produced by M2B Game World Pte. Ltd.

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

         The Company had available approximately $6,866,030 of unused U.S. net operating loss carry-forwards at March 31, 2009, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2009 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $5,712,896 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2009, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



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

As of March 31, 2009        ENTERTAINMENT      DIGIT GAMING         OTHER            TOTAL
                            -------------      ------------      ------------     ------------
Revenues from external
  customers                  $     16,813      $         --      $         --     $     16,813
Interest revenue             $         67      $         --      $         --     $         67
Interest expenses            $     31,771      $         --      $         --     $     31,771
Depreciation and
amortization                 $    304,613      $         --      $         --     $    304,613
Segment loss                     (559,705)     $     (5,786)     $         --         (565,491)
Segment assets               $ 34,279,015      $  2,409,363      $      2,117     $ 36,690,495
Expenditures for segment
assets                       $      2,102      $         --      $         --     $      2,102


     Reconciliation:-
       REVENUES
       Total revenues for reportable segments             $  16,813
       Other revenue                                             --
                                                          ---------
       Total consolidated revenues                        $  16,813
                                                          =========

       INTEREST REVENUE
       Total interest revenue for reportable segments     $      67
       Corporate interest revenue                                --
                                                          ---------
       Total consolidated interest revenue                $      67
                                                          =========

       INTEREST EXPENSES
       Total interest revenue for reportable segments     $  31,771
       Corporate interest revenue                                --
                                                          ---------
       Total consolidated interest expenses               $  31,771
                                                          =========

       PROFIT OR LOSS
       Total (loss) for reportable segments               $(565,491)
       Corporate loss                                       (80,130)
                                                          ---------
       Loss before income tax                             $(645,621)
                                                          =========

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



     ASSETS
     Total assets for reportable segments                      $36,688,378
     Other assets                                                    2,117
                                                               -----------
     Total consolidated assets                                 $36,690,495
                                                               ===========

     EXPENDITURES FOR SEGMENT ASSETS
     Total expenditures for assets for reportable segments     $     2,102
                                                               ===========

As of March 31, 2008              ENTERTAINMENT     DIGIT GAMING         OTHER            TOTAL
                                  -------------     ------------      ------------     ------------
     Revenues from external
     customers                    $     34,993      $         --      $         --     $     34,993
     Interest revenue             $      5,443      $         --      $         --     $      5,443
     Interest expenses            $        543      $         --      $         --     $        543
     Depreciation and
     amortization                 $    394,195      $     74,639      $         --     $    468,834
     Segment profit (loss)          (1,155,500)     $   (940,293)     $         --       (2,095,793)

     Segment assets               $ 49,447,894      $  6,395,520      $     50,929     $ 55,894,343

     Expenditures for segment
     assets                       $     48,964      $         --      $         --     $     48,964

     Reconciliation:-
       REVENUES
       Total revenues for reportable segments                $    34,993
       Other revenue                                                  --
                                                             -----------
       Total consolidated revenues                           $    34,993
                                                             ===========

       INTEREST REVENUE
       Total interest revenue for reportable segments        $     5,443
       Corporate interest revenue                                     --
                                                             -----------
       Total consolidated interest revenue                   $     5,443
                                                             ===========

       INTEREST EXPENSES
       Total interest revenue for reportable segments        $       543
       Corporate interest revenue                                     --
                                                             -----------
       Total consolidated interest expenses                  $       543
                                                             ===========

       PROFIT OR LOSS
       Total (loss) for reportable segments                  $(2,095,793)
       Corporate loss                                            (50,089)
       Loss on disposal of investment available for sale        (397,755)
       Share of loss of associate                                 (9,368)
                                                             -----------
       Loss before income tax                                $(2,553,005)
                                                             ===========

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



ASSETS
Total assets for reportable segments                      $55,843,414
Other assets                                                   50,929
                                                          -----------
Total consolidated assets                                 $55,894,343
                                                          ===========

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments     $    48,964
                                                          ===========

Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.

As of March 31, 2009                   ASIA PACIFIC      UNITED STATES        OTHER             TOTAL
                                        ----------        ----------        ----------        ----------
Revenues from external customers        $   16,813        $       --        $       --        $   16,813
Property and equipment, net             $  892,008        $   13,422        $       --        $  905,430


As of March 31, 2008                   ASIA PACIFIC      UNITED STATES        OTHER             TOTAL
                                        ----------        ----------        ----------        ----------
Revenues from external customers        $   34,993        $       --        $       --        $   34,993
Property and equipment, net             $1,347,942        $  182,002        $   95,400        $1,625,344


The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                           FOR THE THREE MONTHS ENDED

                                              MARCH 31,     MARCH 31,
                                                2009            2008
                                              --------        --------
Sales outside of the U.S.                     $ 16,813        $ 34,993

Services purchased outside of the U.S.        $ 55,053        $163,045

                             AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008


11.      RELATED PARTY TRANSACTIONS

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

         During the period, the Group entered into the following transactions with a related pary:

                            MARCH 31,     MARCH 31,
                              2009          2008
                             ------        ------

           Marketing         $7,401        $   --
                             ======        ======


12.      SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $5,000,000 in cash and publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at March 31, 2009 and December 31, 2008, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in publicly-traded shares of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement.

         On December 15, 2008, M2B World Holdings entered into a further agreement with PT Agis to set up a Joint Venture Company to launch WOWtv in Indonesia. The agreement with PT Agis TBK would give M2B World Holdings a 49 percent equity stake in the Joint Venture Company called PT WOW Television Management is in the process of completing this transaction and has determined that the entire amount of $9,500,000 is recoverable and no allowances are necessary. In accordance with the agreement, the JV company is expected to be capitalized and go into operations by July 2009. The Company is currently working out the implementation details with PT WOW Television.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



13.      PURCHASE OF CBBN HOLDINGS LIMITED

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

         On January 22, 2009, the Company approved the termination and rescission of the Agreement where the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancellation of the Amaru Shares.

14.      IMPAIRMENT OF DIGIT GAMES LICENSE

         On March 25, 2009, the Company was officially notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance. Due to the lack of access to the digit game operations, the digit games lottery operations resulting from the holding of the digit games lottery license were impaired as of December 31, 2008, and no revenues were received as of 31 March, 2009 since the Company's recognition criteria related to the associated revenues were not met.

15.      LOAN AND BORROWINGS

                                                March 31,    MARCH 31,
                                                  2009         2008
                                               -----------   --------

          Non-current

          Convertible loan                     $ 2,500,000         --
          Less: Future interest charges        ($  160,954)        --
                                               -----------   --------
                                               $ 2,339,046         --

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

In December 2005, M2B World Pte. Ltd. sold 81% equity interests of its wholly-owned subsidiary, M2B Game World Pte. Ltd. to Auston International Group Ltd (Auston), a public listed company in Singapore, in exchange for 27% equity interest in Auston. As of December 31, 2008, the Company disposed all of its common shares in Auston. As of the date of this report, the Company holds no shares in Auston.

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

The Company has an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit game activities in Cambodia, as an extension of the Company's entertainment operations. On March 25, 2009, the Company was notified that the digit game were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit game is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the three months ended March 31, 2009 was $16,813 compared with $34,993 for the same period in 2008.

- The Company's cash balance was $1,056,420 at March 31, 2009 compared with $1,484,945 at December 31, 2008.

Revenue

Revenue from entertainment for the three months ended March 31, 2009 at $16,813 was lower than revenue of $34,993 for the three months ended March 31, 2008 by $18,180 (52%). It was insignificant mainly due to no new advertising or content syndication contracts being secured.

Cost of Services

Cost of services for the three months ended March 31, 2009 was $55,053 which decreased by $107,992 (66%) from $163,045 for the three months ended March 31, 2008.

As a proportion of revenue the cost of the services for the three months ended March 31, 2009 was 327% (cost of sales at $55,053 and revenue of $ 16,813) as compared to 466% (cost of sales at $163,045 and revenue of $34,993) for the three months ended March 31, 2008.

The decrease in cost of services of $107,992 (66%) was significant and was attributed to cost reduction measures to reduce operating costs.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2009 at $32,681 were lower by $953,435 (97%) as compared to the amount of $986,116 incurred for the three months ended March 31, 2008.

The lower distribution expenses were attributed to the write off of digit games working capital amounting to $861,186 for the three month ended March 31, 2008, and decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $19,100 (59%) from $32,281 for the three months ended March 31, 2008 to $13,181 for the three months ended March 31, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2009 at $533,705 were lowered by $504,797 (49 %) as compared to the amount of $1,038,502 incurred for the three months ended March 31, 2008.

The decrease in administrative expenses for the period ended March 31, 2009 was attributed mainly to the decrease in:


o Depreciation and amortization. Equipment depreciation and license amortization had decreased by $164,221 (35 %), from $468,834 for the three months ended March 31, 2008 to $ 304,613 for the period ended March 31, 2009. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2008.

o Legal and professional fees. Fees had decreased by $72,785 (54%), from $134,219 for the three months ended March 31, 2008 to $61,434 for the three months ended March 31, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

o Staff costs. Staff costs had decreased by $155,838 (57%), from $270,396 for the three months ended March 31, 2008 to $114,558 for the three months ended March 31, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $604,626 for the three months ended March 31, 2009 as compared to the loss from operations of $2,152,670 for the three months ended March 31, 2008 due mainly due as a result of costs reduction measures to reduce operating costs

NET LOSS

Net loss for the three months ended March 31, 2009, was $645,621 which decreased by $1,881,355 (74%) from net loss of $2,536,005 for the three months ended March 31, 2008. The decrease was mainly due as a result of costs reduction measures to reduce operating costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $1,056,420 at March 31, 2009 as compared to cash of $1,484,945 at December 31, 2008.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2009, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2009 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

o On March 31, 2009, the Company signed an agreement with Beijing Baidu Network Science and Technology Co Ltd ("Baidu") to launch the WOWtv platform in China. The agreement was a strategic partnership with Baidu to provide content services to Baidu.com users.

o On April 17,2009, the Company signed a strategic cooperation agreement with LTDnetwork Inc. who owns the brand name and music site called QTRAX. QTRAX is the world's first free and legal peer-to-peer music service. Both parties agreed to look into areas to promote each other's site to increase internet traffic and to exploit each other's content.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $3,189,078 and $3,198,369 in marketable securities as of March 31, 2009 and December 31, 2008 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $1,056,420 and $1,484,945 at March 31, 2009 and December 31, 2008, respectively.

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

The Company's business is reliant on complex information technology systemsf and networks. Any significant system or network disruption could have a material adverse impact on our operations and operating results. The Company's nature of business is highly dependent on the efficient and uninterrupted operation of complex information technology systems networks, may they, either be that of ours, or our Telco/ ISP partners.

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

OUTBREAK OF N1H1 VIRUS FLU PANDEMIC OR SIMILAR PUBLIC HEALTH DEVELOPMENTS

Any future outbreak of the N1H1 flu pandemic or similar adverse public health developments may have a material adverse effect on the Company's business operations, financial condition and results of operations.


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

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended March 31, 2009 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q for the period ended March 31, 2009 a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

In connection with the preparation of this Report on Form 10-Q, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009, the Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of March 31, 2009. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

Subsequent to March 31, 2009, the Company plans to hire a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

The Company needs to complete implementing in 2009 the internal controls based on the criteria established in Internal Control -- Integrated Framework issued by the COSO. The management is fully committed to implement the internal controls based on these criteria in 2009 and the management believes that it is taking the steps that will properly address any issue.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

During the period ended March 31,2009, there have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II: OTHER INFORMATION


ITEM 1:  LEGAL PROCEEDINGS

On September 15, 2008, M2B Commerce Limited filed a lawsuit in the Kingdom of Cambodia for breach of the Performance and Maintenance Agreement dated May 20, 2005 between M2B Commerce Limited and Allsports International Ltd, by Allsports International Ltd seeking damages in the total amount of $794,189 and calling for the termination of the Performance and Maintenance Agreement.

On December 4, 2008, M2B Commerce Limited filed two further lawsuits in the Kingdom of Cambodia against the owners of Allsports International Ltd, in support of its earlier suit of September 15, 2008 against Allsports International Ltd for breach of the Performance and Maintenance Agreement dated May 20, 2005. One lawsuit was against the four principal officers of Allsports International Ltd for breach of trust of the total amount of $794,189 owing to M2B Commerce Limited. The other lawsuit was to get Allsports International Ltd to transfer the shares of the Lottery Company to M2B Commerce Limited, in lieu of the earlier lawsuit of September 15, 2008 which called for the termination of the Performance and Maintenance Agreement.

On November 7, 2008, M2B World Asia Pacific Pte. Ltd was served a summons in Singapore by M2B Game World Pte. Ltd, a company owned 81% by Auston International Group Limited and 19% by M2B World Pte. Ltd, claiming a sum of US$153,744 (S$235,229) in unpaid invoices in 2006. Following this, M2B World Asia Pacific Pte. Ltd filed a counter claim to strike off this summons on the basis that the invoices were non-existent and that M2B World Asia Pacific Pte. Ltd was not yet incorporated as a company as of the date of the invoices produced by M2B Game World Pte. Ltd.

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


ITEM 1A: RISK FACTORS REPLACE THE RISK FACTORS WITH THOSE FROM THE AMENDED 10-Q SINCE WE REVISED THEM

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


May 15, 2009                             /s/ Colin Binny
------------                             ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer