Form 10-Q
period 2009-06-30
AMARU INC
filed 2009-08-14
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2009

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


             62 Cecil Street, #06-00 TPI Building, Singapore 049710
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Large accelerated filer |_|   Accelerated filer  |_|    Non-accelerated filer|_|
Smaller reporting company |X|       (Do not check if a smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.
Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                           159,431,861 shares
-----------------------------                     -----------------------------
          (Class)                                 (Outstanding at July 31, 2009)

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
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                           F-7 to F-26

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                      1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK          7

ITEM 4:  CONTROLS AND PROCEDURES                                         9 to 11

PART II:  OTHER INFORMATION
--------------------------------------------------------------------------------

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

SIGNATURES


                              AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,       DECEMBER 31,
                                                             2009              2008
                                                          ------------     ------------
                                                          (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                                 $    324,025     $  1,484,945
Accounts receivable, net of allowance of
  $113,015 and $1,055,855 at June 30, 2009 and
  December 31, 2008 respectively                               135,535          134,710
Accounts receivable from sale of IPTV Platform               9,500,000        9,500,000
Equity securities held for trading                             463,420          179,620
Other current assets                                           290,149          230,293
Inventories                                                    642,268          644,153
Investments available for sale                               2,402,613        2,402,613
                                                          ------------     ------------
Total current assets                                        13,758,010       14,576,334

Non-current assets
Property and equipment, net                                    796,970        1,033,506
Intangible assets, net                                      20,532,508       20,872,056
Investments available for sale                                 616,136          616,136
                                                          ------------     ------------
Total non-current assets                                    21,945,614       22,521,698
                                                          ------------     ------------
Total assets                                              $ 35,703,624     $ 37,098,032
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                     $  1,051,789     $  1,319,897
Others payable                                                      --            5,458
Advances from related parties                                       --           48,681
Capital lease payable - short term                              10,700           10,809
Income taxes payable                                             5,428            5,428
                                                          ------------     ------------
Total current liabilities                                    1,067,917        1,390,273
                                                          ------------     ------------

Convertible term loan                                        2,370,296        2,307,796
Capital lease payable - long term                               41,012           46,831
                                                          ------------     ------------
Total non-current liabilities                                2,411,308        2,354,627
                                                          ------------     ------------

Total liabilities                                            3,479,225        3,744,900

Commitments                                                         --               --

Amaru, Inc. stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares                 --               --
  authorized; 0 shares issued and outstanding at
  June 30, 2009 and December 31, 2008, respectively
Common stock (par value $0.001) 200,000,000 shares             154,098          154,098
  authorized;154,098,528 shares issued and outstanding
  at June 30, 2009 and December 31, 2008, respectively
Additional paid-in capital                                  39,190,666       39,190,666
Accumulated Deficit                                        (10,700,301)      (9,726,413)
Accumulated other comprehensive income                         968,406          968,406
                                                          ------------     ------------
Total Amaru, Inc. stockholders' equity                      29,612,869       30,586,757

Noncontrolling interest                                      2,611,530        2,766,375
                                                          ------------     ------------
Total equity                                                32,224,399       33,353,132
                                                          ------------     ------------
Total liabilities and shareholders' equity                $ 35,703,624     $ 37,098,032
                                                          ============     ============


              See accompanying notes to consolidated financial statements





                                                AMARU, INC. & SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                       -------------------------------     -------------------------------
                                                       June 30, 2009     June 30, 2008     June 30, 2009     June 30, 2008
                                                       -------------     -------------     -------------     -------------

Revenue:

Entertainment                                          $      30,820     $      48,169     $      14,007     $      13,176
Digit gaming                                                      --                --                --                --
                                                       -------------     -------------     -------------     -------------
Total revenue                                                 30,820            48,169            14,007            13,176

Cost of services                                            (111,143)         (265,008)          (56,090)         (101,963)
                                                       -------------     -------------     -------------     -------------
Gross loss                                                   (80,323)         (216,839)          (42,083)          (88,787)

Distribution costs                                           (97,122)       (1,067,086)          (64,441)          (80,970)
Administrative expenses                                   (1,171,647)       (1,941,146)         (637,942)         (902,644)
                                                       -------------     -------------     -------------     -------------
Total expenses                                            (1,268,769)       (3,008,232)         (702,383)         (983,614)
                                                       -------------     -------------     -------------     -------------

Loss from operations                                      (1,349,092)       (3,225,071)         (744,466)       (1,072,401)

Other (expenses) income
 Interest expense                                            (63,545)           (1,111)          (31,774)             (568)
 Interest income                                                 104             8,970                37             3,527
 Gain on disposal of equipment                                    --             1,888                --                --
Loss on disposal of investment available for sale                 --          (442,051)               --           (44,296)
Net change in fair value of financial
 assets at Fair value securities for trading                 283,800        (1,385,000)          293,091        (1,385,000)
Share of loss of associate                                        --           (12,546)               --            (3,718)
                                                       -------------     -------------     -------------     -------------
Loss before income taxes                                  (1,128,733)       (5,054,921)         (483,112)       (2,502,456)

Benefit for income taxes                                          --           947,099                --           826,000
                                                       -------------     -------------     -------------     -------------

Net (loss) including noncontrolling interest           $  (1,128,733)    $  (4,107,822)    $    (483,112)    $  (1,676,456)
                                                       =============     =============     =============     =============

Less: Net (loss) attributable to
 noncontrolling interest                                    (154,845)         (406,665)          (56,728)         (241,732)
                                                       -------------     -------------     -------------     -------------

Net (loss) attributable to Amaru, Inc.                 $    (973,888)    $  (3,701,157)    $    (426,384)    $  (1,434,184)
                                                       =============     =============     =============     =============
Earnings per share attributable to Amaru, Inc.
 common shareholders
- Basic and diluted                                    $       (0.01)    $       (0.03)    $      (0.003)    $       (0.01)
                                                       =============     =============     =============     =============

Weighted average number of Amaru, Inc. common
 shares outstanding
- Basic and diluted                                      154,098,528       154,098,528       154,098,528       154,098,528
                                                       =============     =============     =============     =============


                                See accompanying notes to consolidated financial statements

                                                            F-3





                                                   AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                            (UNAUDITED)



                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                                 NUMBER        PAR          NUMBER           PAR         ADDITIONAL                    SUBSCRIBED
                                   OF         VALUE           OF            VALUE         PAID-IN        COMMON         RETAINED
                                 SHARES      ($0.001)       SHARES         ($0.001)       CAPITAL         STOCK         EARNINGS
                               ----------   ----------   ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2007           --           --    159,431,861    $    159,431   $ 42,918,666   $         --   $  5,650,447

Net loss                               --           --             --              --             --             --    (15,376,860)

Change in fair value
of available
for-sale-equity
securities, net
of tax                                 --           --             --              --             --             --             --

Common stock received in
Cancellation of exchange for
Repayment of investment                --           --     (5,333,333)         (5,333)    (3,728,000)            --             --

Comprehensive loss                     --           --             --              --             --             --             --
                               ----------   ----------   ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2008           --           --    154,098,528    $    154,098   $ 39,190,666   $         --   $ (9,726,413)
                               ==========   ==========   ============    ============   ============   ============   ============


(CONTINUED)



                                  ACCUMULATED OTHER
                                  COMPREHENSIVE INCOME
                               ---------------------------
                                 CURRENCY                                         TOTAL
                               TRANSLATION     FAIR VALUE    NONCONTROLLING   SHAREHOLDERS'
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

                                                                              ------------
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
                               ============   ============    ============    ============




           See accompanying notes to consolidated financial statements

                                       F-4







                                                AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                        (UNAUDITED)


                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                                 NUMBER        PAR          NUMBER           PAR         ADDITIONAL                    SUBSCRIBED
                                   OF         VALUE           OF            VALUE         PAID-IN        COMMON         RETAINED
                                 SHARES      ($0.001)       SHARES         ($0.001)       CAPITAL         STOCK         EARNINGS
                               ----------   ----------   ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2008           --           --    154,098,528    $    154,098   $ 39,190,666   $         --   $ (9,726,413)

Net loss                               --           --             --              --             --             --       (973,888)

Comprehensive loss                     --           --             --              --             --             --             --
                               ----------   ----------   ------------    ------------   ------------   ------------   ------------
Balance at June 30, 2009               --           --    154,098,528    $    154,098   $ 39,190,666   $         --   $(10,700,301)
                               ==========   ==========   ============    ============   ============   ============   ============


(CONTINUED)



                                  ACCUMULATED OTHER
                                  COMPREHENSIVE INCOME
                               ---------------------------
                                 CURRENCY                                         TOTAL
                               TRANSLATION     FAIR VALUE    NONCONTROLLING   SHAREHOLDERS'
                                 RESERVE        RESERVE         INTEREST         EQUITY
                               ------------   ------------    ------------    ------------

Balance at December 31, 2008   $     12,927   $    955,479    $  2,766,375    $ 33,353,132

Net loss                                 --             --        (154,845)     (1,128,733)
                                                                              ------------
Comprehensive loss                       --             --              --      (1,128,733)
                               ------------   ------------    ------------    ------------
Balance at June 30, 2009       $     12,927   $    955,479    $  2,611,530    $ 32,224,399
                               ============   ============    ============    ============



           See accompanying notes to consolidated financial statements

                                       F-5






                                      AMARU, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE SIX MONTHS ENDED
                                                                            --------------------------
                                                                           JUNE 30 2009   June 30, 2008
                                                                            -----------    -----------
                                                                            (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) including noncontrolling interest                            $(1,128,733)   $(4,107,822)
    Adjustments to reconcile net income including noncontrolling interest to cash and cash equivalents used or provided by operations:
    Amortization                                                                349,255        585,042
    Depreciation                                                                253,121        340,450
    Gain on disposal of equipment                                                    --         (1,888)
    Loss on disposal of investment available for sales                               --        442,051
    Deferred taxes                                                                   --       (947,099)
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                                    (283,800)     1,385,000
    Share of loss of Equity Method Investment                                        --         12,546

 Changes in operation assets and liabilities
    Accounts receivables                                                           (825)       586,233
    Inventories                                                                   1,885          9,844
    Others current assets                                                       (59,856)        42,435
    Accounts payable and accrued expenses                                      (268,108)      (699,947)
    Other payables                                                               (5,458)       (60,005)
                                                                            -----------    -----------
Net cash used in operating activities                                        (1,142,519)    (2,413,160)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                                    (16,585)        (7,640)
    Proceeds from disposal of equipment                                              --          2,684
    Acquisition of intangible assets                                             (9,707)       (50,125)
    Proceeds from disposal of investment available for sale                          --      1,379,767
                                                                            -----------    -----------
Net cash provided by (used in) investing activities                             (26,292)     1,324,686
                                                                            -----------    -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayment of related parties                                                 (48,681)        (1,769)
   Repayments of obligations under capital leases                                (5,928)       (31,520)
   Receipts from convertible term loan                                           62,500             --
                                                                            -----------    -----------
Net cash provided by (used in) financing activities                               7,891        (33,289)
                                                                            -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                         --             --
                                                                            -----------    -----------

Cash flows from all activities                                               (1,160,920)    (1,121,763)

Cash and cash equivalents at beginning of period                              1,484,945      2,322,541
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   324,025    $ 1,200,778
                                                                            ===========    ===========



                      See accompanying notes to consolidated financial statements

                                                  F-6

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008

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

     At the same time the Company intends to launch e-commerce channels (portals) that provide on-line shopping and pay per view services but with a difference, merging two leisure activities of shopping and entertainment. The entertainment channels are designed to drive and promote the shopping portals, and vice versa.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


     Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. In February 2008, the FASB issued two Staff Positions that amend SFAS No. 157. The first FASB Staff Position
     (FSP), No. FAS 157-1, excludes from the scope of SFAS No. 157 accounting pronouncements that address fair value measurements for purposes of lease classification and measurement. The second FSP, No. FAS 157-2, delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 is effective for the Company on January 1, 2008, except for nonfinancial assets and nonfinancial liabilities that are not recognized or disclosed at fair value on a recurring basis for which its effective date is January 1, 2009. The adoption of this statement did not have a material impact on the Consolidated Financial Statements.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations ("SFAS 141R"). SFAS 141R established principles and requirements for how an acquiring company recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest if the acquired company and the goodwill acquired. SFAS 141R also established disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141R is effective for fiscal periods beginning after December 15, 2008. The Company is currently evaluating the impact that SFAS 141R will have on the financial position and results of operations.

     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS. 160"). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of this statement did not have a material impact on the Consolidated Financial Statements.

     In May 2008, the FASB issued SFAS No. 162 ("FAS 162"), The Hierarchy of Generally Accepted Accounting Principles. FAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in accordance with accounting principles generally accepted in the United States of America. FAS 162 was effective on November 13, 2008. The adoption of FAS 162 did not have a material impact on the Company's consolidated financial statements. FAS 162 was superseded by FAS 168.

     In June 2009, the FASB issued SFAS No. 168 ("FAS 168"), The FASB Accounting Standards Codification. FAS 168 is effective for financial statements issued for annual and interim periods beginning after September 15, 2009. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Rules and interpretive releases of the SEC under authority of federal securities laws will continue to be sources of authoritative GAAP for SEC registrants. The adoption of FAS 168 is not expected to have a material effect on the Consolidated Financial Statements.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


  2.5 Inventories

     Inventories are carried at the lower of cost or and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service. As at June 30,, 2009, the net inventories amount is $642,268 after written off of $457,400 during the year ended December 31, 2008.

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

  2.8 Investments

     The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Equity securities held for trading as of December 31, 2008 totaled $179,620.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


The following table shows how our investments are categorized.

Fair Value Measurement at June 30, 2009 using:
----------------------------------------------


                                               Prices or Fair Value    Quoted Prices in         Valuation
                                                Measurements at         Active Markets          Techniques
                                                 June 30, 2009            (Level 1)              (Level 3)
Description                                           ($)                    ($)                   ($)
-----------------------------------------------------------------------------------------------------------
  Cash and cash equivalents                     $   324,025            $   324,025           $        --

  Equity Securities Held for Trading            $   463,420            $   463,420           $        --

  Investments Available for Sale - Current      $ 2,402,613            $        --           $ 2,402,613

  Investments Available for Sale - Non Current  $        --            $        --           $   616,136


The Company's cash and cash equivalents is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices. The cash instrument is included in current assets in the accompanying consolidated balance sheets.

The Company's equity securities held for trading consists primarily of shares held for sale and is classified within Level 1 of the fair value hierarchy because it is valued using quoted market prices. The cash instrument is included in current assets in the accompanying consolidated balance sheets.

The Company's investments available for sale are valued using pricing models and the Company generally uses similar models to value similar instruments. Where possible, the Company verifies the values produced by its pricing models to market prices. Valuation models require a variety of inputs, including contractual terms, market prices, yield curves, credit spreads, measures of volatility and correlations of such inputs. These financial liabilities do not trade in liquid markets, and as such, model inputs cannot generally be verified and do involve significant management judgment. Such instruments are typically classified within Level 3 of the fair value hierarchy.

The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial assets (Investments Available for Sale) for the year ended December 31, 2008.

                                                               For quarter ended
                                                                 June 30, 2009
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

  2.11 Advances from Related Party

     Advances from director and related party of $48,681 at December 31, 2008 are unsecured, non-interest bearing and payable on demand. As at June 30, 2009, the amount is $0.00.



  2.12 Leases

     The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the quarter ended June 30, 2009 and 2008.



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008

  2.14 Revenues

     Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions revenue are recognized as earned. The digit game operations has been suspended. See Note 14.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


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

  2.19 Advertising

     The cost of advertising is expensed as incurred. For the six months ended June 30, 2009 and 2008, the Company incurred advertising expenses of $63,821 and $43,112 respectively.


3. EQUITY SECURITIES HELD FOR TRADING

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
     Quoted equity security, at fair value        $    463,420     $    179,620
                                                  ============     ============

     The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment gain of US$283,800.

     The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of US$ 0.01363 per share as of June 30, 2009 and 34,000,000 common shares of PT Agis at the market value of US$
     0.00528 per share as of December 31, 2008.

     The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4. OTHER CURRENT ASSETS

     Other current assets consist of the following:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
     Prepayments                                  $     50,512     $     70,108
     Deposits                                          162,116           69,995
     Other receivables                                  77,521           90,190
                                                  ------------     ------------
                                                  $    290,149     $    230,293
                                                  ============     ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
     Office equipment                             $  1,021,089     $  1,004,504
     Motor vehicle                                      91,190           91,190
     Furniture, fixture and fittings                   313,208          313,208
     Pony set-top boxes                                843,946          843,946
                                                  ------------     ------------
                                                     2,269,433        2,252,848
     Accumulated depreciation                       (1,472,463)      (1,219,342)
                                                  ------------     ------------
                                                  $    796,970     $  1,033,506
                                                  ============     ============

     Depreciation expense was $253,121 for the six months ended June 30, 2009 and $340,450 for the six months ended June 30, 2008.

6. INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
     INDEFINITE LIVES
     Film library                                 $ 17,765,818     $ 17,763,716
                                                  ------------     ------------
                                                    17,765,818       17,763,716
                                                  ------------     ------------
     DEFINITE USEFUL LIVES
     Film library                                    5,408,015        5,400,410
     Gaming license                                  7,090,000        7,090,000
     Product development expenditures                  719,220          719,220
     Software license                                   12,649           12,649
                                                  ------------     ------------
                                                    13,229,884       13,222,279
     Accumulated amortization                       (6,700,417)      (6,351,162)
                                                  ------------     ------------
                                                     6,529,467        6,871,117
                                                  ------------     ------------
                                                    24,295,285     $ 24,634,833
     Impairment loss                                (3,762,777)      (3,762,777)
                                                  ------------     ------------
                                                  $ 20,532,508     $ 20,872,056
                                                  ============     ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008

     Amortization expense was $349,255 for the six months ended June 30, 2009 and $585,042 for the six months ended June 30, 2008.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                              JUNE 3, 2009 AND 2008


     Valuations were performed on May 25, 2009 for the assessments of impairment of the Company's 100% ownership of the film library, which reflected a higher value from its cost. The methods of valuation used by the Company consisted of a discounted cash flow model, as well as sales transactions comparison method and market earnings/multiples method. Based on careful analysis of information available, the estimation for the investment value of the film library currently ranges from $203 million to $340 million.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


7. INVESTMENTS AVAILABLE-FOR-SALE

      Investments available-for-sale consist of the following:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
      Non Current :
        Quoted equity securities                  $         --     $         --
        Unquoted equity securities                     616,136          616,136
                                                  ------------     ------------
                                                      $616,136     $    616,136
      Current :
        Unquoted equity securities                   2,402,613        2,402,613
                                                  ------------     ------------
                                                  $  3,018,749     $  3,018,749
                                                  ============     ============


     The unquoted equity securities classified as available-for-sale, with a carrying value of $3,018,749 as of June 30, 2009 and December 31, 2008, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


8. COMMITMENTS

     As of the balance sheet date, the Group has the following capital commitments:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
      CAPITAL COMMITMENTS:
      Contracted but not provided for
             Film library                         $    108,000     $    111,687
             Set-top boxes                           2,074,825        2,074,825
             Contents                                       --          110,171
                                                  ------------     ------------
                                                  $  2,182,825     $  2,296,683
                                                  ============     ============

Capital Leases

     The following summarizes the Company's capital lease obligations at June 30, 2009:

                                                      2009             2008
                                                  ------------     ------------
     Future minimum lease payments                $     62,029     $     69,140
     Less: amounts representing interest               (10,317)         (11,500)
                                                  ------------     ------------
     Present value of net minimum lease payments        51,712           57,640

     Less: current portion                             (10,700)         (10,809)
                                                  ------------     ------------
                                                  $     41,012     $     46,831
                                                  ============     ============

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                              JUNE 3, 2009 AND 2008


Operating Leases

     The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the six months ended June 30, 2009 and 2008 was $61,769 and $124,382, respectively. As of June 30, 2009, the future minimum lease payments are as follows:

     For the Quarter Ended
     June 30,                                       Operating         Capital
     ---------------------                        ------------     ------------
          2009                                          23,645           10,319
          2010                                           3,959           10,319
          2011                                              --           10,319
          2012                                              --           21,493
                                                  ------------     ------------
                                                        27,604           52,450
                                                  ============     ============

9. INCOME TAXES

     The Company files separate tax returns for Singapore and the United States of America.

     The Company had available approximately $6,987,000 of unused U.S. net operating loss carry-forwards at June 30, 2009, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

     SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2009 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

     The Company had available approximately $6,045,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2009, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


10. SEGMENT REPORTING

     The Company classifies its business into reportable segments. The segments consists principally of entertainment and digit gaming. Information as to the operations of the Company in each of its business segments is set forth below based on the nature of the products and services offered.

     The Company has provided a summary of operating income by segment at and for the six months ended June 30, 2009. The accounting policies of the business segments are the same as those described in the summary of significant accounting policies in Note 2.

June 30, 2009                       ENTERTAINMENT    DIGIT GAMING         OTHER           TOTAL
                                    ------------     ------------     ------------    ------------
Revenues from external customers    $     30,820     $         --     $         --          30,820
Interest revenue                    $        104     $         --     $         --    $        104
Interest expenses                   $     63,545     $         --     $         --    $     63,545
Depreciation and amortization       $    602,376     $         --     $         --    $    602,376
Segment loss                        $   (934,265)    $     (9,451)    $         --        (943,716)
Segment assets                      $ 33,279,691     $  2,409,303     $     14,630    $ 35,703,624
Expenditures for segment assets     $     26,292     $         --     $         --    $     26,292


    Reconciliation:-
      REVENUES
      Total revenues for reportable segments                      $      30,820
      Other revenue                                                          --
                                                                  -------------
      Total consolidated revenues                                 $      30,820
                                                                  =============

      INTEREST REVENUE
      Total interest revenue for reportable segments              $         104
      Corporate interest revenue                                             --
                                                                  -------------
      Total consolidated interest revenue                         $         104
                                                                  =============

      INTEREST EXPENSES
      Total interest revenue for reportable segments              $      63,545
      Corporate interest revenue                                             --
                                                                  -------------
      Total consolidated interest expenses                        $      63,545
                                                                  =============

      PROFIT OR LOSS
      Total (loss) for reportable segments                        $    (943,716)
      Corporate loss                                                   (185,017)
                                                                  -------------
      Loss before income tax                                      $  (1,128,733)
                                                                  =============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


      ASSETS
      Total assets for reportable segments                        $  35,688,994
      Other assets                                                       14,630
                                                                  -------------
      Total consolidated assets                                   $  35,703,624
                                                                  =============

      EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for reportable segments       $      26,292
                                                                  =============

June 30, 2008                        ENTERTAINMENT     DIGIT GAMING         OTHER            TOTAL
                                     ------------      ------------      ------------     ------------
Revenues from external customers     $     48,169      $         --      $         --     $     48,169
Interest revenue                     $      8,970      $         --      $         --     $      8,970
Interest expenses                    $      1,111      $         --      $         --     $      1,111
Depreciation and amortization        $    776,214      $    149,278      $         --     $    925,492
Segment profit (loss)                $ (2,082,652)     $ (1,022,084)     $         --     $ (3,104,736)
Segment assets                       $ 46,599,948      $  6,332,284      $     31,469     $ 52,963,701
Expenditures for segment assets      $     57,765      $         --      $         --     $     57,765

    Reconciliation:-
      REVENUES
      Total revenues for reportable segments                     $       48,169
      Other revenue                                                          --
                                                                 --------------
      Total consolidated revenues                                $       48,169
                                                                 ==============

      INTEREST REVENUE
      Total interest revenue for reportable segments             $        8,970
      Corporate interest revenue                                             --
                                                                 --------------
      Total consolidated interest revenue                        $        8,970
                                                                 ==============

      INTEREST EXPENSES
      Total interest revenue for reportable segments             $        1,111
      Corporate interest revenue                                             --
                                                                 --------------
     Total consolidated interest expenses                        $        1,111
                                                                 ==============

      PROFIT OR LOSS
      Total (loss) for reportable segments                       $   (3,104,736)
      Corporate loss                                                   (110,588)
      Loss on disposal of investment available for sale                (442,051)
      Loss on valuation of held for trading investment               (1,385,000)
      Share of loss of associate                                        (12,546)
                                                                 --------------
      Loss before income tax                                     $   (5,054,921)
                                                                 ==============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008

      ASSETS
      Total assets for reportable segments                       $   52,932,232
      Other assets                                               $       31,469
                                                                 --------------
      Total consolidated assets                                  $   52,963,701
                                                                 ==============

      EXPENDITURES FOR SEGMENT ASSETS
      Total expenditures for assets for reportable segments      $       57,765
                                                                 ==============

Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.

  June 30, 2009                           ASIA PACIFIC    UNITED STATES      OTHER           TOTAL
                                          ------------    ------------    ------------    ------------

     Revenues from external customers     $     30,820    $         --    $         --    $     30,820
     Property and equipment, net          $    784,806    $     12,164    $         --    $    796,970


  June 30, 2008                           ASIA PACIFIC    UNITED STATES      OTHER           TOTAL
                                          ------------    ------------    ------------    ------------

     Revenues from external customers     $     48,169    $         --    $         --    $     48,169
     Property and equipment, net          $  1,210,464    $    157,676    $     95,400    $  1,463,540


     The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                                     FOR THE SIX MONTHS ENDED
                                                   ----------------------------
                                                      JUNE 30,       JUNE 30,
                                                       2009            2008
                                                   ------------    ------------
     Sales outside of the U.S.                     $     30,820    $     48,162
     Services purchased outside of the U.S.        $    111,143    $    242,012

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008

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

     During the period, the Group entered into the following transactions with the associate:

                                                      JUNE 30,       JUNE 30,
                                                       2009            2008
                                                   ------------    ------------
     Associate :
       Marketing                                   $      9,059    $         --
                                                   ============    ============

       Professional fee                            $      6,108    $         --
                                                   ============    ============


12. SALE OF IPTV PLATFORM

In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $5,000,000 in cash and publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2009 and December 31, 2008, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in publicly-traded shares of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement.

On December 15, 2008, M2B World Holdings entered into a further agreement with PT Agis to set up a Joint Venture Company to launch WOWtv in Indonesia. The agreement with PT Agis TBK would give M2B World Holdings a 49 percent equity stake in the Joint Venture Company called PT WOW Television Management is in the process of completing this transaction and has determined that the entire amount of $9,500,000 is recoverable and no allowances are necessary. In accordance with the agreement, the JV company was initially expected to be capitalized and go into operations by July 2009. The Company intends to complete the valuation of the content and to have the site up and running by September 2009.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


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

14. IMPAIRMENT OF DIGIT GAMES LICENSE

On March 25, 2009, the Company was officially notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance. Due to the lack of access to the digit game operations, the digit games lottery operations resulting from the holding of the digit games lottery license were impaired as of December 31, 2008, and no revenues were received as of June 30, 2009 since the Company's recognition criteria related to the associated revenues were not met.

15. LOAN AND BORROWINGS


                                                      JUNE 30,       JUNE 30,
                                                       2009            2008
                                                   ------------    ------------
     Non-current

     Convertible loan                              $  2,500,000    $         --
     Less: Future interest charges                 $   (129,704)             --
                                                   ------------    ------------
                                                   $  2,370,296    $         --
                                                   ============    ============


Term loans held by the Company at balance sheet date are as follows:

(a) $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 and will mature in June 2010. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender.


16. LEGAL PROCEEDINGS

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


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

17. SUBSEQUENT EVENTS

The Company commenced a private placement pursuant to the Regulation D as promulgated under the Securities Act of 1933 up to $254,778, and that the company anticipates the closing of the placement on or about 20 August, 2009. The total amount sold at the time of the filing of this Form 10-Q is $204,778 for 2,047,780 shares. The price per share in the offering is at USD 0.10 per share.

The Company moved to a new premises at 62 Cecil Street #06-00,TPI Building Singapore 049710 on July 27, 2009. The Company anticipates the signing of the rental agreement on or about August 25, 2009. The monthly rental amount of the premises is US$8,289 (S$12,000).

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and will mature in June 2010. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender.


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

M2B ENTERTAINMENT, INC.

M2B Entertainment, Inc. was incorporated on October 27, 2005. This subsidiary will oversee the Company's Canadian market. As of June 30, 2009, this subsidiary is dormant.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of June 30, 2009 this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the six months ended June 30, 2009 was $30,820 compared with $48,169 for the same period in 2008.

- The Company's cash balance was $324,025 at June 30, 2009 compared with $1,484,945 at December 31, 2008.

Revenue

Revenue from entertainment for the six months ended June 30, 2009 at $30,820 was lower than revenue of $48,169 for the six months ended June 30, 2008 by $17,349 (36%). It was insignificant mainly due to no new advertising or content syndication contracts being secured.

Cost of Services

Cost of services for the three months ended June 30, 2009 was $111,143 which decreased by $153,865 (58%) from $265,008 for the six months ended June 30, 2008.

As a proportion of revenue the cost of the services for the six months ended June 30, 2009 was 361% (cost of sales at $111,143 and revenue of $ 30,820) as compared to 550% (cost of sales at $265,008 and revenue of $48,169) for the six months ended June 30, 2008.

The decrease in cost of services of $153,865(58%) was significant and was attributed to cost reduction measures to reduce operating costs.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2009 at $97,122 were lower by $969,964 (91%) as compared to the amount of $1,067,086 incurred for the six months ended June 30, 2008.

The lower distribution expenses were attributed to the suspension of digit games working capital amounting to $861,186 for the six months ended June 30, 2008, and decreased spending on travelling expenses which decreased by $65,209(74%) from $88,497 for the six months ended June 30, 2008 to $23,288 for the six months ended June 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June 30, 2009 at $1,171,647 were lowered by $769,499 (40 %) as compared to the amount of $1,941,146 incurred for the six months ended June 30, 2008.

The decrease in administrative expenses for the period ended June 30, 2009 was attributed mainly to the decrease in:

o Depreciation and amortization. Equipment depreciation and license amortization had decreased by $323,116 (35 %), from $925,492 for the six months ended June 30, 2008 to $ 602,376 for the period ended June 30, 2009. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and written off during end of December 31, 2008.

o Legal and professional fees. Fees had decreased by $44,627 (25%), from $180,842 for the six months ended June 30, 2008 to $136,215 for the six months ended June 30, 2009. The decrease was mainly due as a result of cost reduction measures to reduce operating costs

o Staff costs. Staff costs had decreased by $317,801 (61%), from $525,246 for the six months ended June 30, 2008 to $207,445 for the six months ended June 30, 2009. The decrease was mainly due as a result of cost reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $1,349,092 for the six months ended June 30, 2009 as compared to the loss from operations of $3,225,071 for the six months ended June 30, 2008. This was mainly due as a result of cost reduction measures to reduce operating costs for the six months ended June 30, 2009 and the write off of digit games working capital for the six months ended June 30, 2008.

NET LOSS

Net loss for the six months ended June 30, 2009, was $1,128,733 which decreased by $2,979,089 (73) from net loss of $4,107,822 for the six months ended June 30, 2008. The decrease was mainly due as a result of cost reduction measures to reduce operating costs for the six months ended June 30, 2009, the write off of digit games working capital and the net change in fair value of securities held for trading for the six months ended June 30, 2008, and offset by the benefit for income taxes incurred for the six months ended June 30, 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $324,025 at June 30, 2009 as compared to cash of $1,484,945 at December 31, 2008.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the six months ended June 30, 2009, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $3,482,169 and $3,198,369 in marketable securities as of June 30, 2009 and December 31, 2008 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $324,025 and $1,484,945 at June 30, 2009 and December 31, 2008, respectively.

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

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended June 30, 2009 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test the Company's internal control over financial reporting and include in the Quarterly Report on Form 10-Q for the period ended June 30, 2009 a report on management's assessment of the effectiveness of our internal control over financial reporting.

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

In connection with the preparation of this Report on Form 10-Q, to evaluate the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009, the Management has concluded as a result that its disclosure controls and procedures may not be effective at the reasonable assurance level as of June 30, 2009. Specifically, its control environment possibly may not sufficiently promote effective internal control over financial reporting through the management structure to prevent a material misstatement.

Subsequent to June 30, 2009, the Company plans to hire a Chief Financial Officer and is utilizing several full time accounting contractors serving in senior and staff level accounting positions. The Company is actively recruiting high-level competent accounting personnel.

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


August 14, 2009                          /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer