Form 10-Q
period 2009-09-30
AMARU INC
filed 2009-11-16
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended September 30, 2009

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-32695

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


             62 Cecil Street, #06-00, TPI Building, Singapore 049710
             -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated   Accelerated filer  |_|    Non-accelerated filer   |_|     Smaller reporting
filer |_|                                    (Do not check if a smaller       company |X|
                                              reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                        163,356,168 shares
-----------------------------                 ---------------------------------
          (Class)                            (Outstanding at September 30, 2009)

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
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                           F-7 to F-27

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                        1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            7

ITEM 4:  CONTROLS AND PROCEDURES                                               9


PART II: OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                    11
ITEM 1A: RISK FACTORS                                                         12
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS          15
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                      15
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIY HOLDERS                 15
ITEM 5:  OTHER INFORMATION                                                    15
ITEM 6:  EXHIBITS                                                             15

SIGNATURES


                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,      DECEMBER 31,
                                                              2009              2008
                                                      ------------       ------------
                                                       (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                             $    512,748       $  1,484,945
Accounts receivable, net of allowance
of $9,750,322 and $1,055,855 at September 30, 2009           1,223            134,710
and December 31, 2008 respectively
Accounts receivable from sale of IPTV Platform                  --          9,500,000
Equity securities held for trading                         452,626            179,620
Other current assets                                       230,941            230,293
Inventories                                                642,268            644,153
Investments available for sale                           2,602,613          2,402,613
                                                      ------------       ------------
Total current assets                                     4,442,419         14,576,334
                                                      ------------       ------------
Non-current assets
Property and equipment, net                                734,020          1,033,506
Intangible assets, net                                  20,373,107         20,872,056
Investments available for sale                             616,136            616,136
                                                      ------------       ------------
Total non-current assets                                21,723,263         22,521,698
                                                      ------------       ------------
Total assets                                          $ 26,165,682       $ 37,098,032
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                 $    928,176       $  1,319,897
Others payable                                                  --              5,458
Advances from related parties                                   --             48,681
Capital lease payable - short term                          10,952             10,809
Income taxes payable                                         5,428              5,428
                                                      ------------       ------------
Total current liabilities                                  944,556          1,390,273
                                                      ------------       ------------

Convertible term loan                                    2,401,546          2,307,796

Capital lease payable - long term                           39,241             46,831
                                                      ------------       ------------
Total non-current liabilities                            2,440,787          2,354,627
                                                      ------------       ------------

Total liabilities                                        3,385,343          3,744,900

Commitments                                                     --                 --

Stockholders' equity
Preferred stock (par value $0.001)                              --                 --
5,000,000 shares authorized;
0 shares issued and outstanding at June 30,
2009 and December 31, 2008, respectively

Common stock (par value $0.001) 200,000,000                163,356            154,098
shares authorized;163,356,168 shares issued
and outstanding at September 30, 2009 and
December 31, 2008, respectively

Additional paid-in capital                              40,107,172         39,190,666
Accumulated Deficit                                    (19,214,260)        (9,726,413)
Accumulated other comprehensive income                     968,406            968,406
                                                      ------------       ------------
Total Amaru, Inc stockholders' equity                   22,024,674         30,586,757
Noncontrolling interest                                    755,665          2,766,375
                                                      ------------       ------------
Total stockholders' equity                              22,780,339         33,353,132
                                                      ------------       ------------

Total liabilities and stockholders' equity            $ 26,165,682       $ 37,098,032
                                                      ============       ============

           See accompanying notes to consolidated financial statements



                                                    AMARU, INC. & SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)


                                                          FOR THE NINE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                      ----------------------------------       ---------------------------------
                                                       September 30,       September 30,       September 30,       September 30,
                                                           2009                2008                2009                2008
                                                       -------------       -------------       -------------       -------------
Revenue:

Entertainment                                          $      39,900       $      55,568       $       9,080       $       7,399
Digit gaming                                                      --                  --                  --                  --
                                                       -------------       -------------       -------------       -------------

Total revenue                                                 39,900              55,568               9,080               7,399

Cost of services                                            (170,578)           (344,318)            (59,435)            (79,310)
                                                       -------------       -------------       -------------       -------------
Gross loss                                                  (130,678)           (288,750)            (50,355)            (71,911)

Distribution cost                                           (214,513)         (1,181,518)           (117,391)           (114,432)
Selling, general and Administrative expenses              (1,678,634)         (2,828,519)           (506,987)           (941,481)
Bad debt expense                                          (9,635,918)            (54,108)         (9,635,919)                 --
                                                       -------------       -------------       -------------       -------------
Total expenses                                           (11,529,066)         (4,064,145)        (10,260,297)         (1,055,913)
                                                       -------------       -------------       -------------       -------------

Loss from operations                                     (11,659,744)         (4,352,895)        (10,310,652)         (1,127,824)

Other (expenses) income

 Interest expense                                            (95,332)            (28,218)            (31,787)            (27,107)

 Interest income                                                 120              12,368                  16               3,398

 Gain on disposal of equipment                                    --               2,939                  --               1,051

Equipment written off                                        (16,607)                 --             (16,607)                 --
Loss on disposal of investment available for sale                 --            (465,888)                 --             (23,837)

Unrealized loss (gain) on trading securities                 273,006          (1,825,000)            (10,794)           (440,000)

Share of loss of associate                                        --             (18,173)                 --              (5,627)
                                                       -------------       -------------       -------------       -------------

Loss before income taxes                                 (11,498,557)         (6,674,867)        (10,369,824)         (1,619,946)

Benefit for income taxes                                          --             958,050                  --              10,951
                                                       -------------       -------------       -------------       -------------
Net income (loss)                                      $ (11,498,557)      $  (5,716,817)      $ (10,369,824)      $  (1,608,995)
                                                       =============       =============       =============       =============
Attribute to:
Equity holders of Amaru, Inc                           $  (9,487,847)      $  (5,089,581)      $  (8,513,959)      $  (1,388,424)
Noncontrolling interests                                  (2,010,710)           (627,236)         (1,855,865)           (220,571)
                                                       -------------       -------------       -------------       -------------

Earnings per share attributable to:
- Amaru, Inc, Basic and diluted                        $       (0.07)      $       (0.04)      $       (0.06)      $       (0.01)
                                                       =============       =============       =============       =============

Weighted average number of common
shares outstanding
- basic and diluted                                      160,253,369         159,431,861         161,869,595         159,431,861
                                                       =============       =============       =============       =============


                                    See accompanying notes to consolidated financial statements



                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)



                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR           NUMBER           PAR                          SUBSCRIBED
                             OF           VALUE           OF            VALUE      ADDITIONAL PAID-      COMMON        RETAINED
                           SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL         STOCK         EARNINGS
                        ------------   ------------   ------------   ------------   --------------    ------------   ------------
Balance at December
    31, 2007                      --             --    159,431,861   $    159,431   $   42,918,666    $         --   $  5,650,447


Net loss                          --             --             --             --               --              --    (15,376,860)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --             --             --             --               --              --             --


Common stock received in
Cancellation of exchange for
Repayment of investment           --             --     (5,333,333)        (5,333)     ( 3,728,000)             --             --


Comprehensive
    income                        --             --             --             --               --              --             --
                        ------------   ------------   ------------   ------------   --------------    ------------   ------------
Balance at December
    31, 2008                      --             --    154,098,528   $    154,098   $   39,190,666    $         --   $ (9,726,413)
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
                        ============   ============    ============    ============


           See accompanying notes to consolidated financial statements

                                      F-4a



                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                           (UNAUDITED)




                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR           NUMBER           PAR                          SUBSCRIBED
                             OF           VALUE           OF            VALUE      ADDITIONAL PAID-      COMMON        RETAINED
                           SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL         STOCK         EARNINGS
                        ------------   ------------   ------------   ------------   --------------    ------------   ------------
Balance at December
    31, 2008                      --             --    154,098,528   $    154,098   $   39,190,666    $         --   $  (9,726,413)

Subscribed common
 Stock issued                     --             --      9,257,640          9,258          916,506              --              --


Net loss                          --             --             --             --               --              --      (9,487,847)


Comprehensive
    income                        --             --             --             --               --              --             --
                        ------------   ------------   ------------   ------------   --------------    ------------   ------------
Balance at September
    30, 2009                      --             --    163,356,168   $    163,356   $   40,107,172    $         --   $ (19,214,260)
                        ============   ============   ============   ============   ==============    ============   ============

                                                                                                                      (CONTINUED)


                                    See accompanying notes to consolidated financial statements



                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE     NONCONTROLLING   SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2008            $     12,927   $    955,479    $  2,766,375    $ 33,353,132

Subscribed commom
 Stock issue                      --             --              --         925,764

Net loss                          --             --      (2,010,710)    (11,498,557)

                                                                        ------------
Comprehensive
    loss                          --             --              --     (10,572,793)
                        ------------   ------------    ------------    ------------
Balance at September
    30, 2009            $     12,927   $    955,479    $    755,665    $ 22,780,339
                        ============   ============    ============    ============


                                   See accompanying notes to consolidated financial statements

                                                               F-5a


                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       FOR THE NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    September 30       September 30,
                                                                         2009              2008
                                                                    ------------       ------------
                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) including noncontrolling interest                    $(11,498,557)      $ (5,716,817)

    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                         602,406            872,105
    Depreciation                                                         356,566            504,813
    Equipment written off                                                 16,607                 --
    Allowance for doubtful debts                                       9,635,919                 --
    Gain on disposal of equipment                                             --             (2,939)
    Loss on disposal of investment available for sale                         --            465,888
    Deffered taxes                                                            --           (947,099)
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                             (273,006)         1,825,000
    Share of loss of Equity Method Investment                                 --             18,173

 Changes in operation assets and liabilities
    Accounts receivables                                                  (2,432)           587,781
    Inventories                                                            1,885             11,352
    Others current assets                                                   (648)           126,088
    Accounts payable and accrued expenses                               (391,721)        (1,219,758)
    Other payables                                                        (5,458)          (100,005)
                                                                    ------------       ------------
Net cash used in operating activities                                 (1,558,439)        (3,575,418)
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                             (73,687)           (15,557)
    Proceeds from disposal of equipment                                       --             18,696
    Acquisition of intangible assets                                      (9,707)           (73,196)
    Proceeds from disposal of investment available for sale                   --          1,505,230
    Acquisition of investment available for sale                        (200,000)                --
                                                                    ------------       ------------
Net cash provided by (used in) investing activities                     (283,394)         1,435,173
                                                                    ------------       ------------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayment of related parties                                          (48,681)           (76,937)
   Repayments of obligations under capital leases                         (7,447)            (6,573)
   Receipts from convertible term loan                                        --          2,276,546
   Receipts from common stock issued                                     925,764                 --
                                                                    ------------       ------------
Net cash provided by (used in) financing activities                      869,636          2,193,036
                                                                    ------------       ------------
Effect of exchange rate changes on cash and cash equivalents                  --                 --
                                                                    ------------       ------------

Cash flows from all activities                                          (972,197)            52,791

Cash and cash equivalents at beginning of period                       1,484,945          2,322,541
                                                                    ------------       ------------

Cash and cash equivalents at end of period                          $    512,748       $  2,375,332
                                                                    ============       ============


                     See accompanying notes to consolidated financial statements

                                                 F-6

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

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

        The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The digit game lottery operations have been suspended by the government of Cambodia in March, 2009, and it cannot be determined at this time whether the suspension of the digit games lottery is temporary or permanent, see Note 15.

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

        The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; on-line shopping turnkey solutions; broadband hosting and streaming services; E-commerce commissions and on-line dealerships.


1.2     Recent Accounting Pronouncements

        With the exception of those stated below, there have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2009, as compared to the recent accounting pronouncements described in the Annual Report that are of material significance, or have potential material significance, to the Company.

        Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 105-10, GENERALLY ACCEPTED ACCOUNTING PRINCIPLES - OVERALL ("ASC 105-10"). ASC 105-10 establishes the FASB ACCOUNTING STANDARDS CODIFICATION (the "Codification") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Staff Positions or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates ("ASUs"). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the basis for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

        Effective January 1, 2008, the Company adopted FASB ASC 820-10, FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL - IMPLEMENTATION GUIDANCE AND ILLUSTRATIONS. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company's results of operations or financial condition.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

        Effective April 1, 2009, the Company adopted FASB ASC 820-10-65, FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL - TRANSITION AND OPEN EFFECTIVE DATE INFORMATION ("ASC 820-10-65"). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

        Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, FINANCIAL INSTRUMENTS - OVERALL - TRANSITION AND OPEN EFFECTIVE DATE INFORMATION ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations or financial condition.

        Effective January 1, 2008, the Company adopted FASB ASC 820-10,
        FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL ("ASC 820-10") with respect to its financial assets and liabilities. In February 2008, the FASB issued updated guidance related to fair value measurements, which is included in the Codification in ASC 820-10-55, FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL - IMPLEMENTATION GUIDANCE AND ILLUSTRATIONS. The updated guidance provided a one year deferral of the effective date of ASC 820-10 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company adopted the provisions of ASC 820-10 for non-financial assets and non-financial liabilities effective January 1, 2009, and such adoption did not have a material impact on the Company's results of operations or financial condition.

        Effective April 1, 2009, the Company adopted FASB ASC 820-10-65,
        FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL - TRANSITION AND OPEN EFFECTIVE DATE INFORMATION ("ASC 820-10-65"). ASC 820-10-65 provides additional guidance for estimating fair value in accordance with ASC 820-10 when the volume and level of activity for an asset or liability have significantly decreased. ASC 820-10-65 also includes guidance on identifying circumstances that indicate a transaction is not orderly. The adoption of ASC 820-10-65 did not have an impact on the Company's results of operations or financial condition.

        Effective April 1, 2009, the Company adopted FASB ASC 825-10-65, FINANCIAL INSTRUMENTS - OVERALL - TRANSITION AND OPEN EFFECTIVE DATE INFORMATION ("ASC 825-10-65"). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company's results of operations or financial condition.

        Effective April 1, 2009, the Company adopted FASB ASC 855-10, SUBSEQUENT EVENTS - OVERALL ("ASC 855-10"). ASC 855-10 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date - that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855-10 did not have a material impact on the Company's consolidated results of operations or financial condition. The Company has evaluated subsequent events through September 30, 2009, to the date the financial statements were issued.

        Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, FAIR VALUE MEASUREMENTS AND DISCLOSURES (TOPIC 820) ("ASU 2009-05"). ASU 2009-05 provided amendments to ASC 820-10, FAIR VALUE MEASUREMENTS AND DISCLOSURES - OVERALL, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company's results of operations or financial condition.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


        In October 2009, the FASB issued ASU 2009-13, MULTIPLE-DELIVERABLE REVENUE ARRANGEMENTS, (amendments to FASB ASC Topic 605, REVENUE RECOGNITION) ("ASU 2009-13") and ASU 2009-14, CERTAIN ARRANGEMENTS THAT INCLUDE SOFTWARE ELEMENTS,(amendments to FASB ASC Topic 985, SOFTWARE) ("ASU 2009-14"). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 or ASU 2009-14 to have a material impact on the Company's results of operations or financial condition.

        FASB ASC 855, Subsequent Events ("ASC 855" and formerly referred to as FAS-165), modified the subsequent event guidance. The three modifications to the subsequent events guidance are: 1) To name the two types of subsequent events either as recognized or non-recognized subsequent events, 2) To modify the definition of subsequent events to refer to events or transactions that occur after the balance sheet date, but before the financial statement are issued or available to be issued and 3) To require entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, i.e. whether that date represents the date the financial statements were issued or were available to be issued. This guidance is effective for interim or annual financial periods ending after June 15, 2009, and should be applied prospectively.

        FASB ASC 105, Generally Accepted Accounting Principles ("ASC 105" and formerly referred to as FAS 168) establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1     Principles of Consolidation

        The consolidated financial statements include the financial statements of Amaru, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by ASC 860 R) Consolidation of Variable Interest Entities ("FIN 46R") and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with FIN 46(R).

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


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

2.5      Inventories

         Inventories are carried at the lower of cost or and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service. As at September 30,, 2009, the net inventories amount is $642,268 after written off of $457,500 during the year ended December 31, 2008.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

2.8      Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions ASC 320. Equity securities held for trading as of September 30, 2009 totaled $452,626 and December 31, 2008 totaled $179,620. The changes relate to fair value adjustments of $273,006 for the nine months ended September 30, 2009 and $2,744,380 for the year ended December 31, 2008.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


The following table shows how our investments are categorized.

 Fair Value Measurement at September 30, 2009 using:
 --------------------------------------------------

                                               Prices or Fair Value    Quoted Prices in         Valuation
                                                  Measurements at       Active Markets          Techniques
                                                 September 30, 2009        (Level 1)             (Level 3)
Description                                             ($)                    ($)                  ($)
-----------------------------------------------------------------------------------------------------------
   Equity Securities Held for Trading             $   452,626               $452,626             $       --

   Investments Available for Sale - Current         2,602,613                    --               2,602,613

   Investments Available for Sale - Non Current       616,136                    --                 616,136
                                                  -----------               --------             ----------
                                                  $ 3,671,375               $452,626             $3,218,749
                                                  ===========               ========             ==========


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

         The table below sets forth a summary of changes in the fair value of the Company's Level 3 financial assets (Investments Available for Sale) for the period ended September 30, 2009.

                                                            For the nine
                                                            months ended
                                                         September 30, 2009
                                                         ------------------

          Balance at the beginning of the period               $ 3,018,749

          Addition acquisition costs                               200,000
                                                                 ---------

          Balance at the end of the period                       3,218,749
                                                                 ---------

         The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008. For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009. The adoption of ASC 825-10 did not have a material impact onour consolidated financial position of results of operations.

2.11     Advances from Related Party

         Advances from director and related party of $48,681 at December 31, 2008 are unsecured, non-interest bearing and payable on demand. As at September 30, 2009, the amount is NIL.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

2.12     Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the quarter ended September 30, 2009 and 2008.

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

         Revenue comprises the fiar value of the consideration received or receivable for the sale of goods and rendering of services in the ordinary course of the Company's activities. Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured.

         Revenue from broadband consulting services and on-line turnkey solutions is recognized over the period in which the services are rendered, by reference to completion of the specific transaction assessed on the basis of the actual service provided as a proportion of the total services to be performed. It is generally recognized from the date of acceptance and fulfillment of obligations under the sale and purchase agreement.

         Gaming revenue from our digit games recognized and reported is generally defined as the win from the digit games activities, that is, the difference between gaming wins and losses, not the total amount wagered. Gaming revenue is recognized net of winnings. There were no digit gaming revenues recognized for the nine months ended September 30, 2009. The digit game operations has been suspended. See note 15.

2.15     Costs of Services

         The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period its was incurred. The license and operations has been suspended. See Note 15.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

2.16     Income Taxes

         Deferred income taxes are determined using the liability method in accordance with ASC740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

         The Company adopted ASC 740, "Accounting for Uncertainty in Income Taxes." ASC 740 defines the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of ASC 740, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

         Upon adoption of ASC 740, the Company had no gross unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. At December 31, 2007 the amount of gross unrecognized tax benefits before valuation allowances and the amount that would favorably affect the effective income tax rate in future periods after valuation allowances were $0. These amounts consider the guidance in ASC 740, "Definition of Settlement in ASC 740.The Company has not accrued any additional interest or penalties as a result of the adoption of ASC 740.

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

2.17     Earnings (Loss) Per Share

         The Company has adopted Accounting Standards Codfication subpart 260-10 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

2.18     Financial Instruments

         The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses and other liabilities approximate their fair value.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

2.19     Advertising

         The cost of advertising is expensed as incurred. For the nine months ended September 30, 2009 and 2008, the Company incurred advertising expenses of $145,809 and $67,863 respectively.

3.       EQUITY SECURITIES HELD FOR TRADING

                                                 September 30,     December 31,
                                                     2009              2008
                                                 ------------     -------------
        Quoted equity security, at fair value    $   452,626      $   179,620
                                                 ============     ============

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an unrealized gain of US$273,006.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of US$ 0.013312 per share as of September 30, 2009 and 34,000,000 common shares of PT Agis at the market value of US$ 0.00528 per share as of December 31, 2008.

         The Company's equity securities held for trading investment is denominated in Indonesian Rupiah.


4.       OTHER CURRENT ASSETS

         Other current assets consist of the following:

                    SEPTEMBER 30,  DECEMBER 31,
                        2009           2008
                      --------       --------
Prepayments           $ 47,578       $ 70,108
Deposits               144,220         69,995
Other receivables       39,143         90,190
                      --------       --------
                      $230,941       $230,293
                      ========       ========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                     SEPTEMBER 30,     DECEMBER 31,
                                         2009             2008
                                     -----------       -----------

Office equipment                     $ 1,023,788       $ 1,004,504
Motor vehicle                             91,190            91,190
Furniture, fixture and fittings           87,082           313,208
Pony set-top boxes                       843,946           843,946
                                     -----------       -----------
                                       2,046,006         2,252,848
Accumulated depreciation              (1,311,986)       (1,219,342)
                                     -----------       -----------
                                     $   734,020       $ 1,033,506
                                     ===========       ===========

         Depreciation expense was $356,566 for the nine months ended September 30, 2009 and $504,813 for the nine months ended September 30, 2008.


6.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                      SEPTEMBER 30,      DECEMBER 31,
                                          2009               2008
                                      ------------       ------------
INDEFINITE LIVES
Film library                          $ 17,765,818       $ 17,763,716
                                      ------------       ------------
                                        17,765,818         17,763,716
                                      ------------       ------------
DEFINITE USEFUL LIVES
Film library                             5,408,015          5,400,410
Gaming license                           7,090,000          7,090,000
Product development expenditures           719,220            719,220
Software license                            12,649             12,649
                                      ------------       ------------
                                        13,229,884         13,222,279
Accumulated amortization                (6,859,818)        (6,351,162)
                                      ------------       ------------
                                         6,370,066          6,871,117
                                      ------------       ------------
                                      $ 24,135,884       $ 24,634,833
Impairment loss                         (3,762,777)        (3,762,777)
                                      ------------       ------------
                                      $ 20,373,107       $ 20,872,056
                                      ============       ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


         Amortization expense was $508,656 for the nine months ended September 30, 2009 and $872,105 for the nine months ended September 30, 2008.

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

         The Company evaluates the recoverability of its long lived assets in accordance with the provisions of ASC 350 "Goodwill and the Intangible Assets," in which intangible assets purchased and which have indefinite lives are stated at cost less impairment losses and are tested for impairment at least annually.

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

         The estimation of fair value is in accordance with ASC 926, Accounting by Producers and Distributors of Film. Actual results may differ from estimates and as a result the estimation of fair values may be adjusted in the future.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

         Valuations were performed on May 15, 2009 for the assessments of impairment of the Company's 100% ownership of the film library, which reflected a higher value from its cost. The methods of valuation used by the Company consisted of a discounted cash flow model, as well as sales transactions comparison method and market earnings/multiples method. Based on careful analysis of information available, the estimation for the investment value of the film library currently ranges from $203 million to $340 million.

         ASSETS WITH DEFINITE USEFUL LIVES

         Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with ASC 350, Accounting for Impairment or Disposal of Long-Lived Assets. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The license and operations has been suspended. See Note 15.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


7.       INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:


                                           SEPTEMBER 30,   DECEMBER 31,
                                              2009             2008
                                           ----------      ----------
         Non Current :
           Quoted equity securities        $       --      $       --
           Unquoted equity securities         616,136         616,136
                                           ----------      ----------
                                           $  616,136      $  616,136
         Current :
           Unquoted equity securities       2,602,613       2,402,613
                                           ----------      ----------
                                           $3,218,749      $3,018,749
                                           ==========      ==========


         The unquoted equity securities classified as available-for-sale, with a carrying value of $3,218,749 as of September 30, 2009 and $3,018,749 as of December 31, 2008, are measured at cost less impairment losses as there is no quoted market price in an active market and other methods of determining fair value do not result in a reasonable estimate.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


8.       COMMITMENTS

         As of the balance sheet date, the Group has the following capital commitments:

                                    SEPTEMBER 30,   DECEMBER 31,
                                        2009            2008
                                     ----------      ----------
CAPITAL COMMITMENTS:
Contracted but not provided for
       Film library                  $  108,000      $  111,687
       Set-top boxes                  2,074,825       2,074,825
       Contents                              --         110,171
                                     ----------      ----------
                                     $2,182,825      $2,296,683
                                     ==========      ==========
            Capital Leases

      The following summarizes the Company's capital lease obligations at September 30, 2009:

                                                          2009          2008
                                                       --------       --------

      Future minimum lease payments                    $ 60,207       $ 69,140

      Less: amounts representing interest               (10,014)       (11,500)
                                                       --------       --------
      Present value of net minimum lease payments        50,193         57,640

      Less: current portion                             (10,952)       (10,809)
                                                       --------       --------
                                                       $ 39,241       $ 46,831
                                                       ========       ========

      The Company is the lessee of equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2009 and 2008. Interest rates on capitalized leases is fixed at 2.85%.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the nine months ended September 30, 2009 and 2008 was $65,504 and $196,412, respectively. As of September 30, 2009, the future minimum lease payments are as follows:

          For the Quarter Ended
          September 30,             Operating        Capital
          ---------------------     ---------      -----------

          2009                        25,712           10,952
          2010                       103,427           10,952
          2011                        99,648           10,952
          2012                        58,023           17,337
                                    --------         --------
                                     286,810           50,193
                                    ========         ========

9.       LOAN AND BORROWINGS

                                            SEPTEMBER 30,      DECEMBER 31,
                                               2009                2008
                                            -------------      -----------

         Non-current

         Convertible loan                  $2,500,000           $2,500,000
         Less: Future interest charges     $  (98,454)          $ (192,204)
                                           ----------           ----------
                                           $2,401,546           $2,307,796
                                           ==========           ==========

         Term loans held by the Company at balance sheet date are as follows:

         (a) $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commences in July 2008 and will mature in June 2010.

10.      INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had available approximately $7,066,322 of unused U.S. net operating loss carry-forwards at September 30, 2009, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2009 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $6,130,125 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2009, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

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


2009                                  ENTERTAINMENT      DIGIT GAMING          OTHER              TOTAL
                                   -----------------------------------------------------------------------
Revenues from external customers      $     39,900       $         --       $         --      $     39,900
Interest revenue                      $        120       $         --       $         --      $        120
Interest expenses                     $     95,332       $         --       $         --      $     95,332
Depreciation and amortization         $    865,222       $         --       $         --      $    865,222
Segment loss                          $(11,482,513)      $    (24,109)      $         --      $(11,506,622)
Segment assets                        $ 23,280,210       $  2,609,244       $    276,228      $ 26,165,682
Expenditures for segment
assets                                $     83,394       $         --       $         --      $     83,394


Reconciliation:-
  REVENUES
  Total revenues for reportable segments                $     39,900
  Other revenue                                                   --
                                                        ------------
  Total consolidated revenues                           $     39,900
                                                        ============

  INTEREST REVENUE
  Total interest revenue for reportable segments        $        120
  Corporate interest revenue                                      --
                                                        ------------
  Total consolidated interest revenue                   $        120
                                                        ============

  INTEREST EXPENSES
  Total interest revenue for reportable segments        $     95,332
  Corporate interest revenue                                      --
                                                        ------------
  Total consolidated interest expenses                  $     95,332
                                                        ============

  PROFIT OR LOSS
  Total (loss) for reportable segments                  $(11,506,622)
  Corporate loss                                            (264,941)
  Gain on valuation of held for trading investment           273,006
                                                        ------------
 Loss before income tax                                 $(11,498,557)
                                                        ============



                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


ASSETS
Total assets for reportable segments                       $25,889,454
Other assets                                               $   276,228
                                                           -----------
Total consolidated assets                                  $26,165,682
                                                           ===========

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments      $    83,394
                                                           ===========


2008                                  ENTERTAINMENT      DIGIT GAMING          OTHER              TOTAL
                                   -----------------------------------------------------------------------
Revenues from external customers      $     55,568       $         --       $         --      $     55,568
Interest revenue                      $     12,368       $         --       $         --      $     12,368
Interest expenses                     $     28,218       $         --       $         --      $     28,218
Depreciation and amortization         $  1,153,001       $    223,917       $         --      $  1,376,918
Segment profit (loss)                 $ (3,002,843)      $ (1,101,650)      $         --      $ (4,104,493)
Segment assets                        $ 46,585,909       $  6,281,959       $      2,330      $ 52,870,198
Expenditures for segment
assets                                $     88,753       $         --       $         --      $     88,753

Reconciliation:-
  REVENUES
  Total revenues for reportable segments                 $    55,568
  Other revenue                                                   --
                                                         -----------
  Total consolidated revenues                            $    55,568
                                                         ===========

  INTEREST REVENUE
  Total interest revenue for reportable segments         $    12,368
  Corporate interest revenue                                      --
                                                         -----------
  Total consolidated interest revenue                    $    12,368
                                                         ===========

  INTEREST EXPENSES
  Total interest revenue for reportable segments         $    28,218
  Corporate interest revenue                                      --
                                                         -----------
 Total consolidated interest expenses                    $    28,218
                                                         ===========

  PROFIT OR LOSS
  Total (loss) for reportable segments                   $(4,104,493)
  Corporate loss                                            (261,313)
  Loss on disposal of investment available for sale         (465,888)
  Loss on valuation of held for trading investment        (1,825,000)
  Share of loss of associate                                 (18,173)
                                                         -----------
  Loss before income tax                                 $(6,674,867)
                                                         ===========



                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

ASSETS
Total assets for reportable segments                       $52,867,868
Other assets                                               $     2,330
                                                           -----------
Total consolidated assets                                  $52,870,198
                                                           ===========

EXPENDITURES FOR SEGMENT ASSETS
Total expenditures for assets for reportable segments      $    88,753
                                                           ===========


      Following table presents revenues earned from customers located in different geographic areas. Property and equipment is grouped by its location.


2009                                ASIA PACIFIC   UNITED STATES    OTHER         TOTAL
                                    ------------   -------------  --------      --------
Revenues from external customers      $ 39,900      $     --      $     --      $ 39,900
Property and equipment, net           $627,714      $ 10,906      $ 95,400      $734,020


2008                                ASIA PACIFIC   UNITED STATES    OTHER         TOTAL
                                    ------------   -------------  --------      --------

Revenues from external customers      $   55,568    $       --     $       --   $   55,568
Property and equipment, net           $1,063,383    $  133,350     $   95,400   $1,292,133


         The Company's operations are conducted over the world wide web and some purchases are made from locations outside of Singapore.

                                            FOR THE NINE MONTHS ENDED
                                           ----------------------------
                                           SEPTEMBER 30,  SEPTEMBER 30,
                                              2009           2008
                                            --------       --------
Sales outside of the U.S.                   $ 39,900       $ 55,568

Services purchased outside of the U.S.      $170,578       $311,282

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


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

         During the period, the Group entered into the following transactions with the associate:

                       SEPTEMBER 30,     SEPTEMBER 30,
                           2009               2008
                       ------------      -------------
Associate:
 Marketing             $         --      $          --
                       ============      =============

 Professional fee      $      1,548      $          --
                       ============      =============


13.      SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. To date the Company has received $5,000,000 comprising of $1,000,000 in cash, and $4,000,000 in publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2009 and December 31, 2008, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in cash of the buyer, and the other portion of $7,500,000 to be invested in the form of joint venture with the buyer as stated in the sale agreement.

         On December 15, 2008, M2B World Holdings entered into a further agreement with PT Agis TBK ("Agis") to set up a Joint Venture Company to launch WOWtv in Indonesia. The agreement with Agis would give M2B World Holdings a 49 percent equity stake in the Joint Venture Company called PT WOW Television The Joint Venture Company, PT WOW Television has been incorporated in Indonesia. The WOWtv site targeting Indonesia audience is currently being implemented. In accordance with the agreement, the JV company is expected to be capitalized and go into operations by July 2009.

         Up to the second quarter, we were confident of resolving the matter of the investment and the receivables. In our reply to the SEC on October 13, 2009, we indicated that the matter could be resolved by mid November 2009. We had discussions with Agis management in July 2009 to complete the transaction. We were informed by Agis Management that the issue of the payment and the shares would require a valuation for the Indonesian Authorities. Agis indicated that in the absence of any valuation, the JV Company would not be able to show proof to the government of the content value to be injected as capital.

         While we are moving forward with the transaction, we are unable to complete the valuation in November 2009. While negotiations are ongoing, there is the possibility that we would not be able to collect the receivables in the coming months. We think that the transaction may completed in six to nine months, which by that time, we will seek to recognize the receivables in our accounts as a recovery. Therefore management has decided to allow for the total outstanding receivable of $9,500,000 which was included in the "Receivable from sale of IPTV platform" as of September 30, 2009.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


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


15.      IMPAIRMENT OF DIGIT GAMES LICENSE

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008

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

17.      CAPITAL STOCK

         Common stock issued for cash

         From August 20, 2009 to September 18, 2009, the Company issued 9,257,640 shares of common stock through a private placement at a price of $0.10 per share for a total amount of $925,764.

18.      SUBSEQUENT EVENTS

         The Company commenced a private placement to accredited investors pursuant to the Regulation D as promulgated under the Securities Act of 1933 up to $100,000, and that the closing of the placement was on or about November 6, 2009. The total amount sold at the time of filing of this Form 10-Q is $100,000 for 1,000,000 shares. The price per share in the offering is at USD 0.10.

         On October 16, 2009, the Company signed an agreement with Admax Network Holdings Limited "Admax") for the display of advertising banners on WOWtv websites. The revenue share arrangement with Admax allows the Company to have 60% share of the advertising revenue and provide new revenue sources in Asia.

         On November 2, 2009, the Company entered into an agreement with Cyberventures Sdn Bhd, ("Cyberventures"), and MOL Media Sdn Bhd.,("MOL Media"), both companies incorporated in Malaysia to launch the WOWtv services and content in Malaysia. M2B shall assign the rights of the content library for Malaysia on a non-exclusive basis for use on the IPTV, web and mobile platforms to MOL Media for use in Malaysia and the Friendster Community, for a fee of USD 4.5 million payable in the shares of MOL Media. M2B intends to carry out an independent valuation of the content library assigned to MOL Media on an annual basis. The Agreement further provides that MOL Media and M2B shall endeavor to raise USD 500,000 in new offering for MOL Media to develop the business on the IPTV, mobile and web platforms in Malaysia. This new funding shall be raised at at the same rate as the new shares to be issued to M2B. This fund raising shall precede the issue of the new shares to M2B, which makes it a condition that has to be met before M2B receives the new shares. The Company expects that the agreement with MOL Media should grow the Company's brand and its content, and contribute to the Company's revenues.

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

The Company is also in the business of digit gaming (lottery). The Company has an 18 years license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. It cannot be determined at this time whether the suspension of the digit games is temporary or permanent, though the Government of Cambodia is currently closing the gaming business by the order of its Ministry of Economy and Finance.

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

M2B ENTERTAINMENT, INC.

M2B Entertainment, Inc. was incorporated on October 27, 2005. This subsidiary will oversee the Company's Canadian market. As of September 30 , 2009, this subsidiary is dormant.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of September 30, 2009 this subsidiary is dormant.

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

The company has entered into an agreement with Elleipsis, Inc to host the travel site and the travel software platform in the US with effect from June 30, 2008. The launch and operations of the travel service is subject to funding considerations, and there can be no guarantee that the service can be operational.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statements

- Revenue for the nine months ended September 30, 2009 was $39,900 compared with $55,568 for the same period in 2008.

- The Company's cash balance was $512,748 at September 30, 2009 compared with $1,484,945 at December 31, 2008.

Revenue

Revenue from entertainment for the nine months ended September 30, 2009 at $39,900 was lower than revenue of $55,568 for the nine months ended September 30, 2008 by $15,668 (28%). The lower revenues were mainly due to no new advertising or content syndication contracts being secured.

Cost of Services

Cost of services for the nine months ended September 30, 2009 was $170,578 which decreased by $173,740 (50%) from $344,318 for the nine months ended September 30, 2008.

As a proportion of revenue the cost of the services for the nine months ended September 30, 2009 was 428% (cost of sales at $170,578 and revenue of $39,900) as compared to 619% (cost of sales at $344,318 and revenue of $55,568) for the nine months ended September 30, 2008.

The decrease in cost of services of $173,740 (50%) was significant and was attributed to cost reduction measures to reduce operating costs.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2009 at $9,850,432 were higher by $8,668,914 (734%) as compared to the amount of $1,181,518 incurred for the nine months ended September 30, 2008.

The higher distribution expenses were attributed to the write off of the outstanding balance of $9,500,000 receivables from sale of IPTV platform for the nine months ended September 30, 2009.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2009 at $1,678,634 were lower by $1,203,993 (42 %) as compared to the amount of $2,882,627 incurred for the nine months ended September 30, 2008.

The decrease in administrative expenses for the nine months ended September 30, 2009 was attributed mainly to the decrease in:

o Depreciation and amortization. Equipment depreciation and license amortization had decreased by $511,696 (37 %), from $1,376,918 for the nine months ended September 30, 2008 to $ 865,222 for the nine months ended September 30, 2009. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and written off during end of December 31, 2008.

o Legal and professional fees. Fees had decreased by $76,104 (30%), from $251,851 for the nine months ended June 30, 2008 to $175,747 for the nine months ended September 30, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

o Staff costs. Staff costs had decreased by $399,986 (59%%), from $681,187 for the nine months ended September 30, 2008 to $281,201 for the nine months ended September 30, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

LOSS (INCOME) FROM OPERATIONS

The Company incurred a loss from operations of $11,659,744 for the nine months ended September 30, 2009 as compared to the loss from operations of $4,352,895 for the nine months ended September 30, 2008 mainly due to the write off of the outstanding balance $9,500,000 receivables from sale of IPTV platform for the nine months ended September 30, 2009.

NET LOSS

Net loss for the nine months ended September 30, 2009, was $11,498,557 which increased by $5,781,740 (101%) from net loss of $5,716,817 for the nine months ended September 30, 2008. The increase was mainly due to the write off of the outstanding balance of $9,500,000 receivables from the sale of IPTV platform for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $512,748 at September 30, 2009 as compared to cash of $1,484,945 at December 31, 2008.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the nine months ended September 30, 2009, the Company had not entered into any transactions using derivative financial instruments or derivative comodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

The Company's intention in fiscal year 2009 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $1,025,764 in new funding. This new funding coupled with its cash as at December 31, 2008 should be able to cover operating expenses for the fiscal year 2009, and the Company is confident of raising additional funding for the next fiscal year.

The Company has taken steps in 2009 to contain its operating expenses through various cost reductions measures which include reductions in staff costs, legal and professional fees and cost of services.

The Company has entered into agreements with partners in China, Indonesia and Malaysia, for the rollout of WOWtv sites in these territories, and plans to enter into new agreements for other territories in the coming months. The Company plans in 2009 to expand its broadband coverage by launching new broadband sites in the Asia Pacific region. No assurance can be made that such plans will be carried out in a timely manner.

We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by the middle of Year 2010 or earlier. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

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

o On August 1, 2009, the Company signed an agreement with MOL AccessPortal Berhad ("MOL") to launch the WOWtv content and services through MOL's distribution network and implement MOLepoints as the exclusive third party online micropayment solution for WOWtv content and services globally. The revenue share agreement with MOL allows the Company to have a 65% share of all payments for WOWtv's pay-per-view content transacted via the MOL distribution network and micropayment system.

o On October 16, 2009, the Company signed an agreement with Admax Network Holdings Limited("Admax"), one of the leading online advertising networks in South East Asia to include the Company's WOWtv sites in their advertising networks. Admax will pay the Company sixty percent (60%) of the amount due Admax Networks from advertisers for advertisements.

o On November 2, 2009, the Company entered into an agreement with Cyberventures Sdn Bhd, ("Cyberventures"), and MOL Media Sdn Bhd., ("MOL Media"), both companies incorporated in Malaysia to launch the WOWtv services and content in Malaysia. M2B shall assign the rights of the content library for Malaysia on a non-exclusive basis for use on the IPTV, web and mobile platforms to MOL Media for use in Malaysia and the Friendster Community, for a fee of USD 4.5 million payable in the shares of MOL Media. M2B intends to carry out an independent valuation of the content library assigned to MOL Media on an annual basis. The Agreement further provides that MOL Media and M2B shall endeavor to raise USD 500,000/- in new offering for MOL Media to develop the business on the IPTV, mobile and web platforms in Malaysia. This new funding shall be raised at at the same rate as the new shares to be issued to M2B. This fund raising shall precede the issue of the new shares to M2B, which makes it a condition that has to be met before M2B receives the new shares. The Company expects that the agreement with MOL Media should grow the Company's brand and its content, and contribute to the Company's revenues.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $2,055,239 and $2,582,233 in marketable securities as of September 30, 2009 and December 31, 2008 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $512,748 and $1,484,945 at September 30, 2009 and December 31, 2008, respectively.

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

LAW AND REGULATIONS GOVERNING INTERNET

Increased regulation of the Internet or differing application of existing laws might slow the growth of the use of the Internet and online services, which could decrease demand for our services. The added complexity of the law may lead to higher compliance costs resulting in higher costs of doing business. 8 UNAUTHORIZED USE OF PROPRIETARY RIGHTS

Our copyrights, patents, trademarks, including our rights to certain domain names are very important to M2B's brand and success. While we make every effort to protect and stop unauthorized use of our proprietary rights, it may still be possible for third parties to obtain and use the intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries remain uncertain and still evolving. Litigation may be necessary in future to enforce these intellectual property rights. This will result in substantial costs and diversion of the Company's resources and could disrupt its business, as well as have a material adverse effect on its business.

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

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended September 30, 2009 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of September 30, 2009, based on these criteria. Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

Notwithstanding the above regarding the lack of segregation of duties, management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this annual report present fairly, in all material respects, our financial condition, results of operations and cash flows for the periods presented. This annual report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting During the quarter ended September 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of September 30, 2009, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

There is no assurance as to whether the Company will be able to maintain, or whether and how quickly the Company will be able to increase its user base, or whether the Company will be able to generate recurring subscription and advertising fees to such a level that would enable this line of business to continue to operate profitably. If the Company is not successful in these endeavors, the Company could be required to revise its business model, exit or reduce the scale of the business, or raise additional capital. 12

COMPETITION IN THE BROADBAND BUSINESS IS EXPECTED TO INCREASE, WHICH COULD CAUSE THE BUSINESS TO FAIL.

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

THE COMPANY COULD BE AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In August and September, 2009, the Company issued a total of 9,257,600 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $925,764.00 to "accredited investors" as that term is defined inRegulation D of the Securities Act of 1933. Also as of November 6, 2009, the Company issued a total of 1,000,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $100,000, to an "accredited investor", as that term is defined in Regulation D of theSecurities Act of 1933.


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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


November 16, 2009                            /s/ Colin Binny
-----------------                        ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer