Form 10-Q/A
period 2009-06-30
AMARU INC
filed 2010-01-21
CIK 1139822

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q / A-1
                           Amendment no.1 to Form 10-Q

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
                                                          ============     ============


              See accompanying notes to consolidated financial statements



                                                AMARU, INC. & SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF INCOME
                                                        (UNAUDITED)


                                                          FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                       -------------------------------     -------------------------------
                                                       June 30, 2009     June 30, 2008     June 30, 2009     June 30, 2008
                                                       -------------     -------------     -------------     -------------

Revenue:

Entertainment                                          $      30,820     $      48,169     $      14,007     $      13,176
Digit gaming                                                      --                --                --                --
                                                       -------------     -------------     -------------     -------------
Total revenue                                                 30,820            48,169            14,007            13,176

Cost of services                                            (111,143)         (265,008)          (56,090)         (101,963)
                                                       -------------     -------------     -------------     -------------
Gross loss                                                   (80,323)         (216,839)          (42,083)          (88,787)

Distribution costs                                           (97,122)       (1,067,086)          (64,441)          (80,970)
Administrative expenses                                   (1,171,647)       (1,941,146)         (637,942)         (902,644)
                                                       -------------     -------------     -------------     -------------
Total expenses                                            (1,268,769)       (3,008,232)         (702,383)         (983,614)
                                                       -------------     -------------     -------------     -------------

Loss from operations                                      (1,349,092)       (3,225,071)         (744,466)       (1,072,401)

Other (expenses) income
 Interest expense                                            (63,545)           (1,111)          (31,774)             (568)
 Interest income                                                 104             8,970                37             3,527
 Gain on disposal of equipment                                    --             1,888                --                --
Loss on disposal of investment available for sale                 --          (442,051)               --           (44,296)
Net change in fair value of financial
 assets at Fair value securities for trading                 283,800        (1,385,000)          293,091        (1,385,000)
Share of loss of associate                                        --           (12,546)               --            (3,718)
                                                       -------------     -------------     -------------     -------------
Loss before income taxes                                  (1,128,733)       (5,054,921)         (483,112)       (2,502,456)

Benefit for income taxes                                          --           947,099                --           826,000
                                                       -------------     -------------     -------------     -------------

Net (loss) including noncontrolling interest           $  (1,128,733)    $  (4,107,822)    $    (483,112)    $  (1,676,456)
                                                       =============     =============     =============     =============

Less: Net (loss) attributable to
 noncontrolling interest                                    (154,845)         (406,665)          (56,728)         (241,732)
                                                       -------------     -------------     -------------     -------------

Net (loss) attributable to Amaru, Inc.                 $    (973,888)    $  (3,701,157)    $    (426,384)    $  (1,434,184)
                                                       =============     =============     =============     =============
Earnings per share attributable to Amaru, Inc.
 common shareholders
- - Basic and diluted                                    $       (0.01)    $       (0.03)    $      (0.003)    $       (0.01)
                                                       =============     =============     =============     =============

Weighted average number of Amaru, Inc. common
 shares outstanding
- - Basic and diluted                                      154,098,528       154,098,528       154,098,528       154,098,528
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

         In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2009, based on these criteria. Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

         There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of June 30, 2009, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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


January 20, 2010                          /s/ Colin Binny
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer