Form 10-K/A
period 2008-12-31
AMARU INC
filed 2010-01-22
CIK 1139822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------



                                  FORM 10-K/A-1
                          Amendment No. 1 to Form 10-K


(MARK ONE)
   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  _______  TO ________


                         COMMISSION FILE NUMBER: 0-32695

                                   AMARU, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                             88-0490089

(STATE OR 0THER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

             62 CECIL STREET, #06-00 TPI BUILDING, SINGAPORE 049710
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (Zip Code)

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


         INTANGIBLE ASSETS


         Intangible assets consist of gaming, software license and product development costs. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.


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

         In summary of the sources and use of cash, the Company had raised $2,307,796 through a convertible term loan in one of its subsidiary companies, M2B World Asia Pacific Pte Ltd, and received proceeds of $1,563,852 from the disposal of investment available from sale for fiscal year 2008. The cash generated from financing and investing activities totaling $3,871,684 were used to cover the Company's operations and to reduce the Company's current debt levels by $1,749,716 for fiscal year 2008.

         There was net cash used in operating activities of $4,452,328, $2,011,636, and $1,448,729, for each of the three years in 2008, 2007 and 2006 respectively. The increase of $2,440,692 for net cash used in operating activities in 2008 as compared to 2007 was mainly due to significant reduction in debt levels of the Company. The increase of $562,907 for net cash used in operating activities in 2007 as compared to 2006 was mainly due to increased expenditure in administrative expenses resulting from increased staff cost for expansion of operations.

         There was net cash generated by investing activities of $1,423,980 in 2008, and net cash used in investing activities of $3,764,172 and $12,245,457 for each of the two years in 2007 and 2006 respectively. The increase of $5,188,152 resulting in net cash generated by investing activities in 2008 as compared to 2007 was mainly due to received proceeds of $1,563,852 from the disposal of investment available from sale and significant reduction in acquisition of equipment and film contents. The decrease of $8,481,285 for net cash used in investing activities in 2007 as compared to 2006 was mainly due to decreased acquisition of film contents.

         There was net cash provided by financing activities of $2,190,752, $5,803,365, and $11,212,351 for each of the three years in 2008, 2007 and 2006 respectively. The decrease of $3,612,613 for net cash provided by financing activities in 2008 as compared to 2007 was mainly due to a smaller sum of financing raised through convertible term loan. The decrease of $5,408,986 for net cash provided by financing activities in 2007 as compared to 2006 was mainly due to smaller sum of financing raised through capital contribution by minority shareholders.

         The Company's intention in fiscal year 2009 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $925,764 in new funding. This new funding coupled with its cash as at December 31, 2008 should be able to cover operating expenses for the fiscal year 2009, and the Company is confident of raising additional funding for the next fiscal year.

         The Company has taken steps in 2009 to contain its operating expenses through various cost reductions measures which include reductions in staff costs, legal and professional fees and cost of services.

         The Company has entered into agreements with partners in China, Indonesia and Malaysia, for the rollout of WOWtv sites in these territories, and plans to enter into new agreements for other territories in the next six months. The Company plans in 2009 to expand its broadband coverage by launching new broadband sites in the Asia Pacific region. No assurance can be made that such plans will be carried out in a timely manner.

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

        Consolidated Statements of Stockholders' Equity and Comprehensive
        Income                                                                                        F-4 - F-6

        Consolidated Statements of Cash Flows                                                         F-7 - F-8

        Notes to Consolidated Financial Statements                                                    F-9 - F-26



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         On July 21, 2008, the Board of Directors of the Company determined that it was in the best interest of the Registrant to change its auditors, Nexia Court & Co., to Mendoza Berger & Company, LLP. Nexia Court & Co. resigned as the Registrant's Auditors. The Board of Directors of the Company accepted Nexia Court's decision as of the date hereof and appointed Mendoza Berger & Co., LLP. as its new certified accountants and auditors.

         During the Company's fiscal years 2006-2007, and during the interim period from January 1, 2008 through the date May 29, 2008 (the date of resignation), there have been no past disagreements between the Company and Nexia Court & Co., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.


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

In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2008, based on these criteria. Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

There were no changes in Internal Control Over Financial Reporting, during the year ended December 31, 2008, that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of June 30, 2008, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.



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


                               Amaru, Inc.



                               BY: /s/ Colin Binny
                                     -------------------
                                     Colin Binny, President and CEO
                             Date: January 22, 2010


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Colin Binny         President, CEO, Interim CFO and Director    Date: January 22, 2010
----------------------  (Principal Executive Officer and
Colin Binny             Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: January 22, 2010
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: January 22, 2010
----------------------
Zee Moey Ngiam

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


                                      F-2a

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


/S/NEXIA COURT & CO.
Nexia Court & Co.
Chartered Accountants

Sydney, Australia
31, March 2008


                                      F-2b


                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2008 AND 2007

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2008              2007
                                                             ------------       ------------
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                        $  1,484,945           $  2,322,541
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
$1,055,855 AND $54,154 AT DECEMBER 31,
2008 AND 2007 RESPECTIVELY                                            134,710                744,589
PREPAYMENT ON PURCHASE                                                     --              3,733,333
ACCOUNTS RECEIVABLE FROM SALE OF IPTV PLATFORM                      9,500,000              9,500,000
EQUITY SECURITIES HELD FOR TRADING                                    179,620              2,924,000
OTHER CURRENT ASSETS                                                  230,293                513,614
INVENTORIES                                                           644,153              1,157,248
INVESTMENTS - COST                                                  2,402,613              2,402,613
                                                                 ------------           ------------
        TOTAL CURRENT ASSETS                                       14,576,334             23,297,938

NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                         1,033,506              1,797,146
FILM LIBRARY, NET                                                  18,667,290             19,344,967
INTANGIBLE ASSETS, NET                                              2,204,766              6,348,099
EQUITY METHOD INVESTMENT                                                   --              4,942,283
INVESTMENTS AVAILABLE FOR SALE                                             --              4,031,681
INVESTMENTS - COST                                                    616,136                879,664
                                                                 ------------           ------------
        TOTAL NON-CURRENT ASSETS                                   22,521,698             37,343,840
                                                                 ------------           ------------
TOTAL ASSETS                                                     $ 37,098,032           $ 60,641,778
                                                                 ============           ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                            $  1,319,897           $  3,068,613
OTHER PAYABLES                                                          5,458                100,005
ADVANCES FROM RELATED PARTIES                                          48,681                155,313
CAPITAL LEASE PAYABLE - SHORT TERM                                     10,809                 10,746
INCOME TAXES PAYABLE                                                    5,428                  5,428
                                                                 ------------           ------------
        TOTAL CURRENT LIABILITIES                                   1,390,273              3,340,105

NON-CURRENT LIABILITIES
DEFERRED TAX LIABILITIES                                                   --              1,672,801
CONVERTIBLE TERM LOAN                                               2,307,796                     --
HIRE PURCHASE CREDITOR                                                 46,831                 57,306
                                                                 ------------           ------------
        TOTAL NON-CURRENT LIABILITIES                               2,354,627              1,730,107
                                                                 ------------           ------------
Total liabilities                                                   3,744,900              5,070,212


Commitments                                                                --                     --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2008 and 2007, respectively                           --                     --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 159,431,861 and 159,431,861 shares
        issued and outstanding at December 31, 2008 and
        2007, respectively                                            154,098                159,431
Additional paid-in capital                                         39,190,666             42,918,666
Retained earnings                                                  (9,726,413)             5,650,447
Accumulated other comprehensive income                                968,406              2,223,641
Minority interest                                                   2,766,375              4,619,381
                                                                 ------------           ------------
        Total stockholders' equity                                 33,353,132             55,571,566
                                                                 ------------           ------------
Total liabilities and stockholders' equity                       $ 37,098,032           $ 60,641,778
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
                                              ===========   ===========   ===========   ===========


                     See accompanying notes to consolidated financial statements

                                                  F-6b





                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006



                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                           NUMBER          PAR           NUMBER           PAR       COMMON STOCK
                             OF           VALUE           OF            VALUE         HELD FOR    ADDITIONAL PAID-     RETAINED
                           SHARES        ($0.001)        SHARES        ($0.001)     CANCELLATION     IN CAPITAL        EARNINGS
                        ------------   ------------   ------------   ------------   ------------   --------------    ------------
Balance at December
    31, 2007                      --             --    159,431,861   $    159,431             --   $   42,918,666    $  5,650,447

Common stock
    received in
    cancellation of
    exchange for repayment
    of investment                 --             --     (5,333,333)        (5,333)     5,333,333       (3,728,000)             --

Net loss                          --             --             --             --             --               --     (15,376,860)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --             --             --             --             --               --              --

Comprehensive
    income                        --             --             --             --             --               --              --
                        ------------   ------------   ------------   ------------   ------------   --------------    ------------
Balance at December
    31, 2008                      --             --    154,098,528   $    154,098      5,333,333   $   39,190,666    $ (9,726,413)
                        ============   ============   ============   ============   ============   ==============    ============


                                                          F-7a





                                ACCUMULATED OTHER
                              COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2007            $     12,927   $  2,210,714    $  4,619,381    $ 55,571,566

Common stock received
    received in
    cancellation of
    exchange for
    repayment of
    investment                    --             --              --      (3,733,333)

Net loss                          --             --      (1,853,006)    (17,229,866)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --     (1,255,235)             --      (1,255,235)

Comprehensive
    loss                          --             --              --     (18,485,101)
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2008            $     12,927   $    955,479    $  2,766,375    $ 33,353,132
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

   2.7   FILM LIBRARY

         Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method in accordance with SOP 00-2, "Accounting for Producers and Distributors of Films," whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films is reviewed on a overall basis, when an event or change in circumstances indicates that the fair value of the film library is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.


   2.8   INTANGIBLE ASSETS

         Intangible assets consist of gaming, software license and product development costs. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with FASB Statement No. 142, Accounting for Goodwill and Other Intangible Assets. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


    2.9  Equity Method Investment

         An Equity Method Investment is an entity over which the group has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies. The results and assets and liabilities of Equity Method Investment are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the group's share of the net assets of the Equity Method Investment, less any impairment in the value of individual investments. Losses of an Equity Method Investment in excess of the group's interest in that Equity Method Investment (which includes any long-term interests that, in substance, form part of the Company's net investment in the Equity Method Investment) are not recognized, unless the group has incurred legal or constructive obligations or made payments on behalf of the Equity Method Investment.

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

     2.10 Investments

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

         Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company's cost method investments include companies involved in the broadband and entertainment industry. The Company uses available qualitative and quantitative information to evaluate all cost method investment impairments at least annually. An impairment is booked when there is an other-than-temporary difference between the carrying amount and fair value of the investment that would result in a loss.

    2.11 Valuation of Long-Lived Assets

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


    2.12 INVESTMENTS AT FAIR VALUE THROUGH PROFIT OR LOSS

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


    2.13  Advances from Related Party

         Advances from director and related party of $48,681 are unsecured, non-interest bearing and payable on demand.

    2.14 Leases

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

    2.15 Foreign Currency Translation

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

    2.16 Revenues

         The Company's primary sources of revenue are from the sales of advertising space on interactive websites owned by the Company; distribution and licensing of content to our partners, broadband consulting services, and gaming revenue from our digit games.

         The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service or product is performed or delivered and collectability of the resulting receivable is reasonably assured.

         Website advertising revenue is recognized on a cost per thousand impressions (CPM) or cost per click (CPC), and flat-fee basis. The Company earns CPM or CPC revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period. Revenue from flat-fee services is based on a customer's period of contractual service and is recognized on a straight-line basis over the term of the contract. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions.

         The Company enters into contractual arrangements with customers to license and distribute content; revenue is earned from content licenses, and content syndication, Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, the delivery of the service has occurred, and no other significant obligations on the part of the Company remain. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement

         The Company enters into contractual arrangements with customers on broadband consulting services and on-line turnkey solutions. Revenue is earned over the period in which the services are rendered. For each arrangement, revenue is recognized when a written agreement between both parties exist, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, and fulfillment of the obligations under the agreement has occurred, Revenue from broadband consulting services and on-line turnkey solutions is recognized over the period in which the services are rendered, by reference to completion of the specific transaction assessed on the basis of the actual services provided as a proportion of the total services to be performed. It is generally recognized from the date of acceptance and fulfillment of obligations under the sale and purchase agreement.

         The Company recognizes digit games revenue in accordance with Accounting Standard Codification (ASC) 924-605-25. Gaming revenues from our digit games are recognized and reported as the net of winnings from the digit games activities collected over the period, that is the difference between gaming wins and losses, not the total amount wagered. Gaming revenue is recognized net of winnings. There was no digit gaming revenues recognized during the fiscal year ended December 31, 2008.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006



    2.17 Costs of Services

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

    2.18 Income Taxes

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


    2.19 Earnings (Loss) Per Share

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

    2.20 Financial Instruments

         The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses and other liabilities approximate their fair value.

    2.21 Advertising

         The cost of advertising is expensed as incurred. For the year ended December 31, 2008 and 2007, the Company incurred advertising expenses of $80,160 and $543,752 respectively.

    2.22 Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2008             2007
                                                    ----------      -----------
         Quoted equity security, at fair value      $  179,620      $ 2,924,000
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

6. FILM LIBRARY

         Film library consist of the following:

                                            DECEMBER 31,         DECEMBER 31,
                                                2008                 2007
                                            -----------          -----------
          Acquired Film Library             $23,164,126          $23,091,010
                                            -----------          -----------
          Accumulated Amortization           (4,496,836)          (3,746,043)
                                            -----------          -----------
          Film Library, Net                 $18,667,290          $19,344,967
                                            ===========          ===========

         Amortization expense was $752,254 for the year ended December 31, 2008 and $2,924,444 for the year ended December 31, 2007.

7. INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2008             2007
                                                  ------------     ------------
         FINITE-LIVED INTANGIBLE ASSETS
         Gaming license                            $ 7,090,000      $ 7,090,000
         Product development expenditures              719,220          719,220
         Software license                               12,649           12,649
                                                  ------------     ------------
                                                     7,821,869        7,821,869
         Accumulated amortization                   (1,854,326)      (1,473,770)
                                                  ------------     ------------
                                                     5,967,543        6,348,099
                                                  ------------     ------------
         Impairment loss                           (3,762,777)               --
                                                  -----------      ------------
                                                  $ 2,204,766       $ 6,348,099
                                                  ============     ============

         Amortization expense was $380,556 for the year ended December 31,2008 and $380,556 for the year ended December 31, 2007. Estimated amortization expense related to intangible assets subject to amortization at December 31, 2008 for each of the years in the five year period ending December 31,2013 and thereafter is:

                   Software           Gaming License             Product Development            Total
----------------------------------------------------------------------------------------------------------
     2009                              $    120,000                                           $   120,000
     2010                                   120,000                                               120,000
     2011                                   120,000                                               120,000
     2012                                   120,000                                               120,000
     2013                                   120,000                                               120,000
  Thereafter      $ 12,649                1,490,000                     102,119                 1,604,768
----------------------------------------------------------------------------------------------------------
     Total        $ 12,649             $  2,090,000                  $  102,119               $ 2,204,768
==========================================================================================================

                        AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006



8. EQUITY METHOD INVESTMENT
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
                                                     ===========    ===========

9. INVESTMENTS AVAILABLE-FOR-SALE

         Investments available-for-sale consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------
         Non Current:
             Quoted equity securities                $         -    $ 4,031,681
                                                     -----------    -----------

                                                     $         -    $ 4,031,681
                                                     ===========    ===========

10. INVESTMENTS - COST

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2008            2007
                                                     -----------    -----------
         Non Current:
               Unquoted equity securities            $ 616,136      $ 879,664
                                                     ---------      ---------
                                                     $ 616,136      $ 879,664


         Current:
               Unquoted equity securities            $ 2,402,613    $ 2,402,613
                                                     -----------    -----------
                                                     $ 3,018,749    $ 3,282,277
                                                     ===========    ===========



11. COMMITMENTS

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

12. INCOME TAXES

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


14. RELATED PARTY TRANSACTIONS

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
                                                 ===========        ===========     ============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


15. SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $5,000,000 in cash and publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2009 and December 31, 2008, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in cash of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement.

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

16. PURCHASE OF CBBN HOLDINGS LIMITED

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


17. IMPAIRMENT OF DIGIT GAMES LICENSE

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

18. LOAN AND BORROWINGS

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

19. SUBSEQUENT EVENTS

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