Form 10-K
period 2009-12-31
AMARU INC
filed 2010-03-31
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-K
(MARK ONE)

   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

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

Yes |_|           No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 20, 2010, the aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 20, 2010 at $0.10 per share was $14,772,067.70.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 171,545,373 as of March 20, 2010.

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

================================================================================


                                                    TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                    ----------
                                                         PART I

   Item 1          Business                                                                                             1
   Item 1A         Risk Factors                                                                                        12
   Item 1B         Unresolved Staff Comments                                                                           16
   Item 2          Properties                                                                                          16
   Item 3          Legal Proceedings                                                                                   17
   Item 4          Submission of Matters to a Vote of Security Holders                                                 17


                                                         PART II

   Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities                                                                     17
   Item 6          Selected Financial Data                                                                             20
   Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations               21
   Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                          36
   Item 8          Financial Statements and Supplementary Data                                                         38
   Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                38
   Item 9A         Controls and Procedures                                                                             39
   Item 9B         Other Information                                                                                   40


                                                        PART III

   Item 10         Directors and Executive Officers and Corporate Governance                                           40
   Item 11         Executive Compensation                                                                              45
   Item 12         Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                                48
   Item 13         Certain Relationships and Related Transactions, and Director Independence                           49
   Item 14         Principal Accounting Fees and Services                                                              50


                                                         PART IV

   Item 15         Exhibits and Financial Statement Schedules                                                          51
                   Signatures                                                                                          52
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

         The Company is also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit game lottery operations have been suspended by the government of Cambodia as part of the suspension of all lotteries in Cambodia.

         The Company believes at this time that the suspension of the digit games is permanent, as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance. See Note 15.

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

         The Company was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 62 Cecil Street, #06-00 TPI Building, Singapore 049710; telephone (65) 63329287. The corporate website is located at www.amaruinc.com. Information included on the website is not a part of this annual report.

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

         The Company was also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nationwide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. The suspension of the digit games is expected to be permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

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

     o   KEY ALLIANCES

         The Company has entered into strategic alliances and / or agreements with key providers to support the marketing and distribution of its products and services in different territories. Among its key providers are Baidu (China), Zingmobile Pte Ltd (Singapore), MOL Media Sdn Bhd (Malaysia), MOL AccessPortal Berhad (Malaysia), Webvisions Pte Ltd (Singapore), Zentek Technology (Japan)and two regional advertising agencies, Admax Network Holdings Limited (based in Singapore) and Innity Sdn Bhd (based in Malaysia). The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

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

         Consumers access the Company's entertainment sites through its main website, www.amarinc.com or directly go to the entertainment sites at www.wowtv.com.


         NEW PRODUCT OFFERINGS

         In August 2007, M2B World Asia Pacific Pte Ltd, a subsidiary company of Amaru which oversees the Asia Pacific markets, launched a new broadband entertainment web TV service, called WOWtv. The Company intends that WOWtv serve as its new brand for its broadband entertainment services. WOWtv had therefore combined and incorporated all the Company's previous entertainment websites into one leading site. WOWtv streams multiple video-on-demand channels of Hollywood and Asian entertainment.

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

         The WOWtv service had, as of February 2009, been further developed and relaunched on a global basis in addition to the site in Singapore. In April 2009, the WOWtv service was extended to cover China with the launching of its Chinese site. The WOWtv global service is available on www.wowtv.com, the Singapore service on sg.wowtv.com. and the China service on cn.wowtv.com.

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

         The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available at www.amaruinc.com, www.wowtv.com, sg.wowtv.com and cn.wowtv.com.

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

         Beginning with Singapore, WOWtv is set to expand globally with its new global site and across the Asia Pacific. Having launched its global and China sites in 2009, it intends to expand its growing presence to specific territories, namely India, Indonesia and Malaysia within the next 12 months. The Company has plans to incorporate a video e-travel portal and possibly e-travel services within its WOWtv site. No assurance can be given that such plans will materialize as planned.

         LEVERAGING ON THE STRENGTHS OF WOWTV

         WOWtv is an innovative platform that will establish a first mover advantage to become the first Pan-Asian broadband entertainment services provider. Its strengths and competitive advantages include:

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

         DIGIT GAMES

         The Company has an 18-year license to conduct nation wide lottery in Cambodia. The Company also signed an agreement with Allsports Limited, a British Virgin Islands company, to operate, administer, and manage the lottery digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. The suspension of the digit games is expected to be permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

         MAJOR EVENTS IN FISCAL YEAR 2009 FOR ENTERTAINMENT SERVICES

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

         o On November 2, 2009, the Company entered into an agreement with Cyberventures Sdn Bhd, ("Cyberventures"), and MOL Media Sdn Bhd., ("MOL Media"), both companies incorporated in Malaysia to launch the WOWtv services and content in Malaysia. M2B shall assign the rights of the content library for Malaysia on a non-exclusive basis for use on the IPTV, web and mobile platforms to MOL Media for use in Malaysia and the Friendster Community, for a fee of USD 4.5 million payable in the shares of MOL Media. M2B intends to carry out an independent valuation of the content library assigned to MOL Media on an annual basis. The Agreement further provides that MOL Media and M2B shall endeavor to raise USD 500,000/- in new offering for MOL Media to develop the business on the IPTV, mobile and web platforms in Malaysia. This new funding shall be raised at the same rate as the new shares to be issued to M2B. This fund raising shall precede the issue of the new shares to M2B, which makes it a condition that has to be met before M2B receives the new shares. The Company expects that the agreement with MOL Media should grow the Company's brand and its content, and contribute to the Company's revenues.

         o As of December 2, 2009, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd., signed an agreement with Innity Sdn Bhd(the "Agreement"), one of the leading online advertising networks in South East Asia and listed on the Malaysia Stock Exchange, to include the Company's WOWtv sites in their advertising networks. Pursuant to the terms of the Agreement, Innity Sdn Bhd will pay the Company sixty percent (60%) of the amount due Innity networks from advertisers for advertisements, plus any applicable taxes for such amounts.

         o As of December 15, 2009, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Zingmobile Pte Ltd. ("Zingmobile"), a Singapore corporation (the "Agreement"), one of the leading companies for publishing value-added mobile content, services and applications for mobile market. Zingmobile is listed on Australian Stock Exchange. Pursuant to the terms of the Agreement, Zingmobile shall launch M2B's content and services on mobile platforms of telecommunication companies and mobile service providers in the territories of Indonesia, Malaysia and Bangladesh. Services will be launched first in Indonesia with Telkomsel, Indosat and XL. M2B and Zingmobile shall share 50% of the net revenue collected with Zingmobile.

         ONGOING DEVELOPMENTS OF 2009 INITIATIVES

         Following the launch of the enhanced WOWtv NEW in August 2008, the Company launched a new global WOWtv service in February 2009 and a new China WOWtv service in April, 2009. The Company intends to further enhance this global services in 2010 and by marketing its viewership globally, and extending the site features with more value added services like Social Networking, User Generated Content and High Definition streaming. The Company plans to launch more country sites in 2010 designed to fit specific country viewerships. The Company hopes to launch in 2009 WOWtv sites specially targeted at major markets in Asia, namely India, Malaysia and Indonesia.

         The current trial of the Company's IPTV services and set-top boxes in a major hotel in Malaysia is currently underway. The Company is working towards a roll-out of the WOWtv service and the Internet viewership of set top boxes in Malaysia in 2010, covering hotels, resorts and condominiums.

         There can be no assurance that the above plans will materialize as planned and stated.

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

         EMPLOYEES

         The Company had 23 employees as of December 31, 2009, of which 22 are full time and 1 part-time employee. Of the 23 employees, 22 are based in Singapore and 1 is based in the U.S.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates.. Where the media industry was concerned, major corporations reduced their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

OUR COMMON STOCK IS CONSIDERED A "PENNY STOCK". THE APPLICATION OF THE "PENNY STOCK" RULES TO OUR COMMON STOCK COULD LIMIT THE TRADING AND LIQUIDITY OF THE COMMON STOCK, ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK AND INCREASE THE TRANSACTION COSTS TO SELL THOSE SHARES.

Our common stock is a "low-priced" security or "penny stock" under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

THE STOCK MARKET IN GENERAL HAS EXPERIENCED VOLATILITY THAT OFTEN HAS BEEN UNRELATED TO THE OPERATING PERFORMANCE OF LISTED COMPANIES. THESE BROAD FLUCTUATIONS MAY BE THE RESULT OF UNSCRUPULOUS PRACTICES THAT MAY ADVERSELY AFFECT THE PRICE OF OUR STOCK, REGARDLESS OF OUR OPERATING PERFORMANCE.

Shareholders should be aware that, according to SEC Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (1) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (2) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (3) boiler room practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (4) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (5) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses. The occurrence of these patterns or practices could increase the volatility of our share price.

WE DO NOT EXPECT TO PAY DIVIDENDS FOR THE FORESEEABLE FUTURE, AND WE MAY NEVER PAY DIVIDENDS. INVESTORS SEEKING CASH DIVIDENDS SHOULD NOT PURCHASE OUR COMMON STOCK.

We currently intend to retain any future earnings to support the development of our business and do not anticipate paying cash dividends in the foreseeable future. Our payment of any future dividends will be at the discretion of our Board of Directors after taking into account various factors, including but not limited to our financial condition, operating results, cash needs, growth plans and the terms of any credit agreements that we may be a party to at the time. In addition, our ability to pay dividends on our common stock may be limited by Nevada state law. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize a return on their investment. Investors seeking cash dividends should not purchase our common stock.

FUTURE SALES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR COMMON STOCK, AND ADVERSELY AFFECT THE PER SHARE PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE IT IMPOSSIBLE FOR AN INVESTOR TO SELL SHARE OF COMMON STOCK AT ANY REASONABLE PRICE, IF AT ALL.

Future sales of substantial amounts of our common stock in the public market or the perception that such sales could occur, could put downward selling pressure on our common stock and adversely affect its market price.

THE OVER THE COUNTER BULLETIN BOARD IS A QUOTATION SYSTEM, NOT AN ISSUER LISTING SERVICE, MARKET OR EXCHANGE. THEREFORE, BUYING AND SELLING STOCK ON THE OTC BULLETIN BOARD IS NOT AS EFFICIENT AS BUYING AND SELLING STOCK THROUGH AN EXCHANGE. AS A RESULT, IT MAY BE DIFFICULT FOR YOU TO SELL YOUR COMMON STOCK OR YOU MAY NOT BE ABLE TO SELL YOUR COMMON STOCK FOR AN OPTIMUM TRADING PRICE.

The Over the Counter Bulletin Board (the "OTC BB") is a regulated quotation service that displays real-time quotes, last sale prices and volume limitations in over-the-counter securities. Because trades and quotations on the OTC Bulletin Board involve a manual process, the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmations may be delayed significantly. Consequently, one may not be able to sell shares of our common stock at the optimum trading prices.

When fewer shares of a security are being traded on the OTC Bulletin Board, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Lower trading volumes in a security may result in a lower likelihood of an individual's orders being executed, and current prices may differ significantly from the price one was quoted by the OTC Bulletin Board at the time of the order entry. Orders for OTC Bulletin Board securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Bulletin Board. Due to the manual order processing involved in handling OTC Bulletin Board trades, order processing and reporting may be delayed, and an individual may not be able to cancel or edit his order. Consequently, one may not be able to sell shares of common stock at the optimum trading prices.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of securities on the OTC Bulletin Board if the common stock or other security must be sold immediately. Further, purchasers of securities may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTC Bulletin Board may not have a bid price for securities bought and sold through the OTC Bulletin Board. Due to the foregoing, demand for securities that are traded through the OTC Bulletin Board may be decreased or eliminated.

WE GENERATED A NET LOSS OF $25,145,886 AND $18,187,916 BEFORE TAXES FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $25,145,886 for the year ended December 31, 2009 compared to a consolidated net loss before taxes of $18,187,916 during 2008. We realized a negative cash flow from operating activities of $2,596,873 during 2009 compared to $4,452,328 in 2008. At December 31, 2009, we had an accumulated deficit of $30,358,463 and a working capital deficiency of $56,641 compared to an accumulated deficit of $9,726,413 and a working capital surplus of $10,783,448 at December 31, 2008. At December 31, 2009, we had a stockholders' equity of $9,383,010 compared to a stockholders' equity of $33,353,132 at December 31, 2008. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.


ITEM 1B:  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.



ITEM 2:  PROPERTIES

         The headquarters for operations and management is located in Singapore in an office space of about 3,928 square feet. We entered into a three year operating lease paying a monthly rent of $8,546 (S$12,000). The headquarters is currently located at 62 Cecil Street, TPI Building, #06-00.

         In addition to the office which housed the management staff of the Company, there are one other office: located in the US. The office in the US is situated on Sunset Boulevard, West Hollywood and it consists of 2,965 square feet.
         The office in the US is on a monthly lease and the rent is $10,530.

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

With the suspension of all digit gaming operations by the Cambodia Government in March 2009, and which the suspension is expected to be permanent, no progress has been made by the Cambodian Courts with respect to the three lawsuits filed on September 15, 2008 and December 4, 2008 in the Kingdom of Cambodia. The Company believes that the Cambodian Courts are not likely to pursue these legal cases with the parties concerned in the light of the digit games suspension in Cambodia.

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

         The Company's high and low closing bid and close information for the fiscal years ended December 31, 2009 and 2008 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                                   Open              High              Low          Close/Last*
                                                              ----------------------------------------------------------------------
         Year Ended  December 31, 2009
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.1000          $ --             $ --              $ 0.1000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.1000          $ 0.1000         $ 0.1000          $ 0.1000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.0900          $ --             $ --              $ 0.0900
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.1000          $ 0.1000         $ 0.1000          $ 0.1000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------


         Year Ended  December 31, 2008
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.2500          $ 0.3000         $ 0.2000          $ 0.3000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.2400          $ 0.2400         $ 0.2000          $ 0.2000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.1650          $ 0.1650         $ 0.1650          $ 0.1650
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.1500          $ 0.1500         $ 0.1500          $ 0.1500
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

         RECENT SALE OF UNREGISTERED SECURITIES

         As of December 14, 2009, the Company issued a total of 1,500,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $150,000, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of November 6, 2009, the Company issued a total of 1,000,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $100,000, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         In August and September, 2009, the Company issued a total of 9,257,600 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $925,764.00 to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933.

         The shares of the Company's common stock in above private placements were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

         The shares of the Company's common stock were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933.

                  EQUITY COMPENSATION PLAN

         The Company's 2004 Equity Compensation Plan has 9,745,000 million shares remaining as of December 31, 2009. In 2007 and 2008, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the Equity Compensation Plan. There are no outstanding options under the Equity Compensation Plan.

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

         No cash dividends were declared in any of the years shown below:

                                           Years Ended December 31,
                                       ------------------------------
                                               2009           2008
                                       ------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                           $      63,588   $     203,066

Cost of Services                             226,319         412,281

Gross Profit (Loss)                         (204,303)       (209,215)

Operating income (loss)                  (25,191,184)    (14,439,679)

Net Income (loss)                        (25,145,886)    (17,229,866)

Basic and diluted income (loss) per            (0.12)          (0.11)
share

Shares used in computing basic and
diluted income/loss per common share     157,266,951     159,431,861


BALANCE SHEET DATA:

Working Capital                               56,641      13,186,061

Total Assets                              12,779,959      37,098,032

Long-term obligations                      2,469,720       2,354,627

Stock holders' Equity                      9,383,010      33,353,132

         NOTES ON SELECTED FINANCIAL DATA

(1) The digit gaming operations were suspended in March 2009 by the Cambodia Government, as part of the suspension of all lotteries in Cambodia, resulting in the removal of such revenues in 2008.


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


You should read the following discussion of our financial condition and results of operations together with our consolidated financial statements and the notes to our consolidated financial statements included elsewhere in this report.

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

The Company was also in the business of digit gaming (lottery). The Company had an 18 years license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the At this time, the Company believes that the suspension of the digit games is permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

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

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. The investment will allow M2B World, Inc.to access the library of programs of Indie Vision Films, Inc. The Company entered into an agreement on December 22, 2009 with Indie Vision Films, Inc to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership in lieu of library rights that the Company could exploit commercially for international use.

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

The Company has an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit game activities in Cambodia, as an extension of the Company's entertainment operations. On March 25, 2009, the Company was notified that the digit game were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. At this time, the Company believes that the suspension of the digit game is permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

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

On January 22, 2009, the Company approved the termination and rescission of the Agreement, because the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancellation of the Amaru Shares.


         CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         In the preparation of the financial statements, the Company adopted the following critical accounting policies.

FILM LIBRARY

         Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method, whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value.

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

         The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009. The film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.

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

         The Company has adopted accounting pronouncements issued before December 31, 2008, that are applicable to the Company.

         RESULTS OF OPERATIONS

         For the fiscal year ended December 31, 2009 compared with the fiscal year ended December 31, 2008.

         FINANCIAL STATEMENT

         - Revenue for the year ended December 31, 2009 was $22,016 compared with $203,066 in 2008.

         - Loss from operations was $25,191,184 in 2009 compared with loss of $14,439,679 in 2008.

         - Net loss was $25,145,886 in 2009 compared with loss of $17,229,866 in 2008.

         - The Company's cash balance was $356,477 at December 31, 2009 compared with $1,484,945 at December 31 2008.


         Revenue

         The following table sets forth a year-over-year comparison of the key components of the Company's revenues :

                              YEAR ENDED DECEMBER 31               VARIANCE
                                                                 2009 VS. 2008
                      2009              2008               $                   %
                      ----              ----                         -            -
ENTERTAINMENT         $   22,016       $203,066            $  (181,050)         (89%)
DIGIT GAMES           $       --       $     --            $        --            0%
OTHER                     41,572       $     --            $    41,572          100%
TOTAL REVENUES        $   63,588       $203,066            $  (139,478)         (69%)


         Entertainment revenue for the year ended December 31, 2009 at $22,016 was lower than entertainment revenue of $203,066 for year ended December 31, 2008 by $181,050 (89%).It was insignificant mainly due to no new advertising or content syndication contracts being secured.

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

         The Company felt that it would be a sound business strategy to launch the newly designed WOWtv first, and then to focus on obtaining advertising revenues in the next six months of the year. The Company was able to secure new advertising, subscription and content syndication contracts for its broadband entertainment service in the last quarter of 2009.


         COST OF SERVICES

         The following table sets forth a year-over-year comparison of the Company's cost of services :

                              YEAR ENDED DECEMBER 31              VARIANCE
                                                               2009 VS. 2008
                   2009              2008                     $            %
                   ----              ----                        -           -
COST OF SERVICES   $226,319       $412,281                $(185,962)      (45%)

Cost of services for the year s ended December 31, 2009 was $226,319 which decreased by $185,962 (45%) from $412,281 for the year ended December 31, 2008.

The decrease in cost of services of $185,962 (45%) was significant and was attributed to cost reduction measures to reduce operating costs in terms of bandwidth and co-location costs.

As a proportion of revenue the cost of the services for the year ended December 31, 2009 was 356% (cost of sales at $226,319 and revenue of $63,588) as compared to 203% (cost of sales at $412,281 and revenue of $203,066) for the year ended December 31, 2008.

         DISTRIBUTION EXPENSES

         The following table sets forth a year-over-year comparison of the Company's distribution expenses :


                   YEAR ENDED DECEMBER 31                     VARIANCE
                                                            2009 VS. 2008
                   2009              2008                $                  %
                   ----              ----                   -                -
TOTAL              $299,881      $1,144,771          $(844,890)           (74%)
DISTRIBUTION
EXPENSES

         DISTRIBUTION EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2009 AT $299,881 WERE LOWER BY $844,890 (74%) AS COMPARED TO THE AMOUNT OF $1,144,771 INCURRED FOR THE YEAR ENDED DECEMBER 31,2008.

         THE LOWER DISTRIBUTION EXPENSES were attributed to the write off of the digit games of $861,186 receivables FOR THE YEAR ENDED DECEMBER 31, 2008.



BAD DEBTS WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's bad debts written off :


                   YEAR ENDED DECEMBER 31                           VARIANCE
                                                                  2009 VS. 2008
                   2009              2008                     $                  %
                   ----              ----                         -                  -
BAD DEBTS
WRITTEN OFF       $9,641,508      $60,647                 $9,580,861           15,798%


         Bad debts written off for the year ended December 31, 2009 at $9,641,508 were higher by $9,580,861 (15,798%) as compared to the amount of $60,647 incurred for the year ended December 31,2008.

         The higher bad debts written off were attributed to the write off of the outstanding balance of $9,500,000 receivables from sale of IPTV platform for the year ended December 31, 2009.

         GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth a year-over-year comparison of the Company's general and administrative expenses :

                      YEAR ENDED DECEMBER 31                      VARIANCE
                                                                2009 VS. 2008
                      2009              2008                      $               %
                      ----              ----                          -            -
TOTAL GENERAL AND     $1,701,341        $3,876,263           $(2,174,922)       (56%)
ADMINISTRATIVE
EXPENSES


         ADMINISTRATION EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2009 AT $1,701,341 WERE LOWER BY $2,174,922 (56 %) AS COMPARED TO THE AMOUNT OF $3,876,263 INCURRED FOR THE YEAR ENDED DECEMBER 31, 2008.

         THE DECREASE IN ADMINISTRATIVE EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2009 WAS ATTRIBUTED MAINLY TO THE DECREASE IN:

         o DEPRECIATION AND AMORTIZATION. EQUIPMENT DEPRECIATION AND LICENSE AMORTIZATION HAD DECREASED BY $1,178,286 (67%), FROM $1,767,929 FOR THE YEAR ENDED DECEMBER 31,2008 TO $589,643 FOR THE YEAR ENDED DECEMBER 31,2009. THE DECREASE WAS MAINLY DUE TO MOST OF THE INTANGIBLE ASSETS AND EQUIPMENT BEING FULLY AMORTIZED AND WRITTEN OFF DURING END OF DECEMBER 31, 2008.

         o LEGAL AND PROFESSIONAL FEES. FEES HAD DECREASED BY $89,240 (24%), FROM $366,896 FOR THE YEAR ENDED DECEMBER 31, 2008 TO $277,656 FOR THE YEAR ENDED DECEMBER 31, 2009. THE DECREASE WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE OPERATING COSTS

         o STAFF COSTS. STAFF COSTS HAD DECREASED BY $455,872 (56%), FROM $812,933 FOR THE YEAR ENDED DECEMBER 31, 2008 TO $357,061 FOR THE YEAR ENDED DECEMBER 31, 2009.THE DECREASE WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE OPERATING COSTS

         INVENTORIES WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's inventories written off :


                   YEAR ENDED DECEMBER 31                     VARIANCE
                                                             2009 VS. 2008
                    2009           2008                      $               %
                  --------       --------                 --------          ---
INVENTORIES
WRITTEN OFF       $644,153       $457,500                 $385,432          25%


         Inventories were fully written off for the year ended December 31, 2009.


         IMPAIRMENT LOSS ON INTANGIBLE ASSET

         For the year ended December 31, 2009, there was an impairment loss of $2,084,764 on intangible asset. There was an impairment loss on intangible asset of $3,762,777 for the year ended December 31, 2008.

         The impairment loss of $2,084,764 for the year ended December 31, 2009 was due to the impairment of online game license which has yet to commence its operations.

         The impairment loss of $3,762,777 for the year ended December 31, 2008 was due to the impairment on the digit games lottery license, resulting from the suspension of the lottery operations by the Cambodia Government. This also resulted in all digit games revenues in the year 2008 being reversed since such revenues did not meet the criteria for recording the revenues.


         IMPAIRMENT LOSS ON ASSOCIATE

         For the year ended December 31, 2009, there was no impairment losses on associate. There was an impairment loss on associate of $4,928,506 for the year ended December 31, 2008.

         The impairment loss of $4,928,506 for the year ended December 31, 2008 was due to the Company's Equity Method Investment of 30.1% ownership interest in 121 View Corporation (SEA) Ltd being impaired as a result of the associate's inability to generate any reasonable revenues or profit to sustain its operations for the year ended December 31, 2008.

         (LOSS) INCOME FROM OPERATIONS

         The following table sets forth a year-over-year comparison of the Company's income from operations:

                                                    Year Ended December 31
                                                 2009                  2008
                                                 ----                  ----
         (LOSS) INCOME FROM OPERATIONS           $(25,191,184)      $(14,439,679)


         THE COMPANY INCURRED A LOSS FROM OPERATIONS OF $25,191,184 FOR THE YEAR
         ENDED DECEMBER 31, 2009 AS COMPARED TO THE LOSS FROM OPERATIONS OF
         $14,439,679 FOR THE YEAR ENDED DECEMBER 31, 2008. THIS WAS MAINLY DUE
         TO THE WRITE OFF OF THE OUTSTANDING BALANCE $9,500,000 RECEIVABLES FROM
         SALE OF IPTV PLATFORM, IMPAIRMENT LOSS ON THE FILM LIBRARY OF
         $10,617,120, AND IMPAIRMENT LOSS OF INTANGIBLE ASSET OF $2,084,764.


         NET INCOME ( LOSS )

         The following table sets forth a year-over-year comparison of the Company's net income :

                                                    Year Ended December 31
                                                 2009                  2008
                                                 ----                  ----
         Net income ( Loss )                     $(25,145,886)         $(17,229,866)

          NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2009, WAS $25,145,886 WHICH INCREASED BY $7,916,020 (46%) FROM NET LOSS OF $17,229,866 FOR THE YEAR ENDED DECEMBER 31, 2008.


         The significant decrease in net loss for the year ended December 31 2009 was mainly attributed to the following :

         o an increase in the loss from operations of $10,751,505 as explained above under Loss From Operations for the year ended December 31, 2009.

         o Non operational losses totaling $2,536,751 in the year ended December 31, 2008 comprising mainly of loss on sale of investment securities of $750,421,and impairment loss in the fair value of investments (equity securities) held for trading amounting to $2,744,380 offset by the benefit for income taxes of $958,050

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $356,477 at December 31, 2009 as compared to cash of $1,484,945 at December 31, 2008.

         The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

         During the year ended December 31, 2009, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

         In summary of the sources and use of cash, the Company had raised $1,175,764 through equity financing for fiscal year 2009. The cash generated from financing activities totaling $1,242,446 was used to cover the Company's operations and to reduce the Company's current debt levels by $529,565 for fiscal year 2009.

         There was net cash used in operating activities of $2,596,873 and $4,452,328, for each of the two years in 2009 and 2008, respectively. The decrease of $1,855,455 for net cash used in operating activities in 2009 as compared to 2008 was mainly due to reduction of payments to the Company's suppliers.

         There was net cash used in investing activities of $293,194 in 2009, and net cash generated by investing activities of $1,423,980 in 2008. The decrease of $1,717,174 resulting in net cash used in investing activities in 2009 as compared to 2008 was mainly due to no inflow of funds generated by investing activities.

         There was net cash provided by financing activities of $1,242,446 and $2,190,752 for each of the two years in 2009 and 2008, respectively. The decrease of $948,306 for net cash provided by financing activities in 2009 as compared to 2008 was mainly due to a smaller sum of financing raised through issuance of common stock for cash.

         The Company's intention in fiscal year 2010 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $187,822.40 in new funding for 2010, and is expected to raise more new funding during the year. This new funding coupled with its cash as at December 31, 2009 should be able to cover operating expenses for the fiscal year 2010, and the Company is confident of raising additional funding for the next fiscal year.

         The Company has taken steps in 2009 to contain its operating expenses through various cost reductions measures which include reductions in staff costs, legal and professional fees and cost of services. The Company has entered into agreements with partners in China, Indonesia and Malaysia, for the rollout of WOWtv sites in these territories, and plans to enter into new agreements for other territories in the next six months. The Company has signed new agreements in the later part of 2009 for advertising, subscription and content syndication revenues. When implemented in 2010, these agreements are expected to generate revenues for its broadband business. The Company plans in 2010 to expand its broadband coverage by launching new broadband sites in the Asia Pacific region. No assurance can be made that such plans will be carried out in a timely manner.

         We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by Year 2010. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

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

         o As of December 2, 2009, the Company, through its subsidiary, M2B World Asia Pacific Pte. Ltd., signed an agreement with Innity Sdn Bhd(the "Agreement"), one of the leading online advertising networks in South East Asia and listed on the Malaysia Stock Exchange, to include the Company's WOWtv sites in their advertising networks. Pursuant to the terms of the Agreement, Innity Sdn Bhd will pay the Company sixty percent (60%) of the amount due Innity networks from advertisers for advertisements, plus any applicable taxes for such amounts.

         o As of December 15, 2009, the Company , through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Zingmobile Pte Ltd. ("Zingmobile"), a Singapore corporation (the "Agreement"), one of the leading companies for publishing value-added mobile content, services and applications for mobile market. Zingmobile is listed on Australian Stock Exchange. Pursuant to the terms of the Agreement, Zingmobile shall launch M2B's content and services on mobile platforms of telecommunication companies and mobile service providers in the territories of Indonesia, Malaysia and Bangladesh. Services will be launched first in Indonesia with Telkomsel, Indosat and XL. M2B and Zingmobile shall share 50% of the net revenue collected with Zingmobile.

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $3,045,729 and $3,198,369 in marketable securities as of December 31, 2009 and 2008 respectively.

         The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $356,477 and $1,484,945 at December 31, 2009 and 2008, respectively.

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

ITEM 9A(T) :  CONTROLS AND PROCEDURES

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

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Annual Report on Form 10-K for the period ended December 31, 2009 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of December 31, 2009, based on these criteria. Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

Changes in Internal Control Over Financial Reporting during the year ended December 31, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of December 31, 2009, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.




ITEM 9B:  OTHER INFORMATION

         None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors, executive officers and key employees as of March 20, 2010 were as follows:

         Name                        Age    Position
         --------                  -------  -----------
         Sakae Torisawa              64     Chairman of the Board of Directors

         Zee Moey Ngiam              53     Director

         Colin St.Gerard Binny       55     Chief Executive Officer, President,
                                            Interim Acting Chief Financial
                                            Officer and Director
         Chua Leong Hin                51    Director

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


         CHUA LEONG HIN

         Mr. Chua Leong Hin has served as a director of the Company since April 2, 2009. He graduated from the National University of Singapore in 1983 with a Bachelor of Law degree. He was admitted as an advocate and solicitor of the Supreme Court of Singapore to practice law in Singapore in February 1984.

         He was initially employed by the law firm of Thomas Tham & Partners as a legal assistant, and subsequently in October 1984, together with Mr. Leong Keng Kheong, started the firm Leong Chua & Associates which is now known as Leong Chua & Wong. The firm currently has 4 partners and about 15 employees. The firm specializes in the field of litigation and commercial law.

         Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd.


         The following directors and executive officers have resigned from the Company as of the effective date set forth below:


                      Name              Age                        Position                            Resignation Date
           -------------------------- -------- -------------------------------------------  ------------------------------------
           Colin St.Gerard Binny        55     Chief Executive Officer, President                      April 02, 2010
                                               Interim Acting Chief Financial
                                               Officer and Director



                              CORPORATE GOVERNANCE

BOARD OF DIRECTORS

BOARD MEMBERS WHO ARE DEEMED INDEPENDENT

Our board of directors has determined that with exception of Ngiam Zee Moey, none of our directors are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See "Lack of Committees" for the NASDAQ definition of "Independent Director."

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

         The members of the Audit Committee are Ngiam Zee Moey and Colin Binny resigned on April 02, 2010

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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2009 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2009, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11:  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2009 shown below.


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
                                                                                                 Earnings
                                                                                                   ($)
            ------------------------------------------------------------------------------------------------------------------------

            Colin Binny, CEO and CFO  2009        --       --       --        -         -                  -           -         -
                                      2008        --       --       --        -         -                  -           -         -
                                      2007    44,949       --       --        -         -                  -         810     45,759


            Francis Foong, former     2007        --       --       --        -         -                  -           -         --
            CFO


            Bee Leng Ho, former       2007    26,093       --       --        -         -                  -      81,482    107,575
            CFO

         (1)  Bonus awarded based on performance.

         (2) No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2007, December 31, 2008 and December 2009.

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




         As of December 31 2009, 9,745,040 million shares of common stock remain unused in the Company's 2004 Equity Compensation Plan.


         Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2009.

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
                                                  Unexercised                       Have   That    Units     of
                                                  Unearned                          Not    Have    or        Unearned
                                                  Options                           Vested Not     Other     Shares,
                                                  (#)                               (#)    Vested  Rights    Units
                                                                                    ($)    That    or
                                                                                           Have    Other
                                                                                           Not     Rights
                                                                                           Vested  That
                                                                                           (#)     Have
                                                                                                   Not
                                                                                                   Vested
                                                                                                   ($)
        Colin Binny       NIL          NIL         NIL         NIL        NIL        NIL    NIL     NIL       NIL
        ------------- ------------- ----------   --------   --------- ------------ ------ ------- --------- ---------

         EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth equity compensation plan information as of December 31, 2009:

                                                         NUMBER OF SHARES    WEIGHTED AVERAGE      NUMBER OF
                                                           TO BE ISSUED       EXERCISE PRICE     HARES REMAINING
                                                         UPON EXERCISE OF     OF OUTSTANDING    SAVAILABLE FOR
PLAN CATEGORY                                           OUTSTANDING OPTIONS       OPTIONS       FUTURE ISSUANCE
--------------                                          -------------------  ------------------ -----------------
2004 Equity Compensation Plan approved by                         NIL                NIL        9,745,040
   stockholders

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and the exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the Plan may not be exercised after 10 years from the date the option is granted. A total of 9,745,040 shares of common stock were reserved for awards granted under the Plan..

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

CASH COMPENSATION

Our non-employee / non-executive director is eligible to receive a fee to be paid for attending each Board meeting; however, no fees were paid in 2009.

TRAVEL EXPENSES

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

DIRECTOR COMPENSATION

The following table shows the overall compensation earned for the 2009 fiscal year with respect to each non-employee and non-executive director as of December 31, 2009.


                                                                  DIRECTOR COMPENSATION
                              ------------------------------------------------------------------------------------------
                              FEES
                              EARNED                           NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID              OPTION      INCENTIVE PLAN  DEFERRED        ALL OTHER
PRINCIPAL                     IN CASH  STOCK       AWARDS      COMPENSATION    COMPENSATION    COMPENSATION ($)
POSITION                      ($)      AWARDS ($)  (1)         ($)(2)          EARNINGS($)     (3)              TOTAL ($)
---------------------------   -------  ----------  ----------  -------------   -------------   ---------------- ---------
 Colin Binny                  Director         --       --          --                --               --              --

 Sakae Torisawa               Director         --       --          --                --               --              --

 Zee Moe Ngiam                Director         --       --          --                --               --              --

 Chua Leong Hin               Director         --       --          --                --               --              --


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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         GENERAL

         As of March 20, 2010, a total of 171,545,373 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

         o        Each of our directors

         o        Each of our named executive officers

         o        All of our directors and executive officers as a group; and

         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

               Name and Address                   Amount and Nature of Beneficial      Percent of Class of
               of Beneficial Owner                   Ownership of Common Stock             Common Stock
               --------------------------        --------------------------------      ----------------------
               Colin St.Gerard Binny
               CEO, CFO and Director                         22,111,888 (1)                  13.87%
               62 Cecil Street #06-00                        (Indirect)
               TPI Building
               Singapore 049710

               Sakae Torisawa, Chairman                      1,712,808                        1.07%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Zee Moey Ngiam, Director                      0                                0.06%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Chua Leong Hin, Director                      0
               62 Cecil Street #06-00                        (Direct)                          0%
               TPI Building
               Singapore 049710


               All Directors and Officers                    23,824,696                       15%
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

         3)   Mr. Chua Leong Hin is a shareholder of M2B World Asia
              Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd.


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

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2009 and December 31, 2008.

                                         2009               2008
                                     -------------    --------------
           Audit fees (1)            $     245,857    $      281,431
                                                --                --
                                     -------------    --------------
           Total                     $     245,857    $      281,431
                                     =============    ==============


         (1) Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2009 by Nexia Court & Co.,Nexia Tan & Sitoh, Horwath First Trust and Mendoza, Berger & Co. LLP.

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

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2009 and 2008, there were $-0- in fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2009 and 2008, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:

           Exhibit Number         Description
           ---------------------- ------------------------------------------------------------------------------------------------
           2.1                    Agreement and Plan of Reorganization with M2B World Pte. Ltd..**
           3.1                    Articles of Incorporation*
           3.2                    Amendment to the Articles of Incorporation***
           3.3                    Bylaws*
           4.1                    Form of Subscription Agreement executed by investors in the
                                  Private Placement*
           10.1                   Sale and Purchase Agreement dated January 15, 2007.**
           14.1                   Code of Ethics of the Company*
           14.2                   Code of Ethics of Senior Officers of the Company*
           21                     Company's Subsidiaries should be ex. 21.1
           23.1                   Consent of Nexia Court & Co.
           31.1                   Certification of Chief Executive Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act
           31.2                   Certification of Chief Financial Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act
           32.1                   Certification of Chief Executive Officer Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act
           32.2                   Certification of Chief Financial Officer Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act

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


                               Amaru, Inc.



                               BY:   /s/ Colin Binny
                                     -------------------
                                     Colin Binny, President and CEO
                              Date:  March 31, 2010


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Colin Binny         President, CEO, Interim CFO and Director    Date: March 31, 2010
----------------------  (Principal Executive Officer and
Colin Binny             Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: March 31, 2010
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: March 31, 2010
----------------------
Zee Moey Ngiam


/s/ Leong Hin Chua      Director                                    Date: March 31, 2010
----------------------
Leong Hin Chua


                                   AMARU, INC.


                       FINANCIAL STATEMENTS AND SCHEDULES


                           DECEMBER 31, 2009 AND 2008

                                   AMARU, INC.


TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS                  PAGE


Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Stockholders' Equity and
Comprehensive Income                                                  F-4 - F-7

Consolidated Statements of Cash Flows                                    F-8

Notes to Consolidated Financial Statements                            F-9 - F-29

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Amaru, Inc.

We have audited the accompanying consolidated balance sheets of Amaru, Inc. (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 2.2 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling approximately $30,000,000 at December 31, 2009. This condition and the Company's lack of significant revenue, raise substantial doubt about its ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 1 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.


/s/ Mendoza Berger & Company, LLP

Irvine, California
March 31, 2010


                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2009 AND 2008

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2009              2008
                                                             ------------       ------------
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                    $    356,477       $  1,484,945
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
$10,697,363 AND $1,055,855 AT DECEMBER 31,
2009 AND 2008 RESPECTIVELY                                             --          9,634,710
EQUITY SECURITIES HELD FOR TRADING                                326,980            179,620
INVENTORIES,NET                                                        --            644,153
OTHER CURRENT ASSETS                                              187,131            230,293
                                                             ------------       ------------
        TOTAL CURRENT ASSETS                                      870,588         12,173,721
NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                       642,960          1,033,506
FILM LIBRARY, NET                                               8,547,662         18,667,290
INTANGIBLE ASSETS, NET                                                 --          2,204,766
INVESTMENTS AVAILABLE FOR SALE                                    116,136            616,136
INVESTMENTS - COST                                              2,602,613          2,402,613
                                                             ------------       ------------
        TOTAL NON-CURRENT ASSETS                               11,909,371         24,924,311
                                                             ------------       ------------
TOTAL ASSETS                                                 $ 12,779,959       $ 37,098,032
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $    916,150       $  1,319,897
OTHER PAYABLES                                                         --              5,458
ADVANCES FROM RELATED PARTIES                                          --             48,681
CAPITAL LEASE PAYABLE - SHORT TERM                                 11,079             10,809
INCOME TAXES PAYABLE                                                   --              5,428
                                                             ------------       ------------
        TOTAL CURRENT LIABILITIES                                 927,229          1,390,273

NON-CURRENT LIABILITIES
CONVERTIBLE TERM LOAN                                           2,432,796          2,307,796
CAPITAL LEASE PAYABLE - LONG TERM                                  36,924             46,831
                                                             ------------       ------------
        TOTAL NON-CURRENT LIABILITIES                           2,469,720          2,354,627
                                                             ------------       ------------
Total liabilities                                               3,396,949          3,744,900


Commitments                                                            --                 --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2009 and 2008, respectively                       --                 --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 165,856,168 and 154,098,528 shares
        issued and outstanding at December 31, 2009 and
        2008, respectively                                        165,856            154,098
Additional paid-in capital                                     40,354,672         39,190,666
Accumulated Deficit                                           (30,358,463)        (9,726,413)
Accumulated other comprehensive income                            968,406            968,406
Noncontrolling interest                                        (1,747,461)         2,766,375
                                                             ------------       ------------
        Total stockholders' equity                              9,383,010         33,353,132
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $ 12,779,959       $ 37,098,032
                                                             ============       ============

                     See accompanying notes to consolidated financial statements




                          AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008


                                                   DECEMBER 31,     DECEMBER 31,
                                                       2009             2008
                                                   -------------    -------------
Revenue:
    Entertainment                                  $      22,016    $     203,066
                                                   -------------    -------------
Total revenue                                             22,016          203,066
Cost of services                                        (226,319)        (412,281)
                                                   -------------    -------------
Gross profit (loss)                                     (204,303)        (209,215)

Distribution costs                                      (299,881)      (1,144,771)
Bad debts written off                                 (9,641,508)         (60,647)
Administrative expenses                               (1,701,341)      (3,876,263)
Inventories written off                                 (642,267)        (457,500)
Impairment loss on intangible asset                   (2,084,764)      (3,762,777)
Impairment loss on film library                      (10,617,120)              --
Impairment loss on associate                                  --       (4,928,506)
                                                   -------------    -------------
    Total expenses                                   (24,986,881)     (14,230,464)
                                                   -------------    -------------
Income (loss) from operations                        (25,191,184)     (14,439,679)

Other income (expense):
    Interest expenses                                   (127,157)         (60,027)
    Interest income                                          130           14,183
    Gain (Loss) on disposal of equipment                      --         (193,814)
    Gain (Loss) on sale of investment securities         (16,607)        (750,421)
    Net change in fair value of equities held
       for trading                                       147,360       (2,744,380)
    Share of loss of associate                                --          (13,778)
    Other                                                 41,572               --
                                                   -------------    -------------
Income (loss) before income taxes                    (25,145,886)     (18,187,916)
(Provision) benefit for income taxes                          --          958,050

                                                   -------------    -------------
Net Income (loss)including
    noncontrolling interest                        $ (25,145,886)   $ (17,229,866)
                                                   =============    =============

Attributable to:
    Equity holders of Amaru, Inc.                  $ (20,632,050)   $ (15,376,860)
    Noncontrolling interests                          (4,513,836)      (1,853,006)
                                                   -------------    -------------

Net loss per share attributable to
    Amaru, Inc. - - basic and diluted              $       (0.12)   $       (0.11)
                                                   =============    =============

Weighted average number of common shares
    outstanding - - basic and diluted                157,266,951      156,431,861
                                                   =============    =============


           See accompanying notes to consolidated financial statements



                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008



                              PREFERRED STOCK                 COMMON STOCK
                        ---------------------------   ------------------------------
                           NUMBER          PAR           NUMBER             PAR                          SUBSCRIBED
                             OF           VALUE           OF              VALUE       ADDITIONAL PAID-     COMMON        RETAINED
                           SHARES        ($0.001)        SHARES          ($0.001)        IN CAPITAL        STOCK         EARNINGS
                        ------------   ------------   -------------    -------------    -------------    ----------   -------------
Balance at December
  31, 2007                        --             --     159,431,861    $     159,431    $  42,918,666    $       --   $   5,650,447

Net loss                          --             --              --               --               --            --     (15,376,860)

Change in fair value
  of available
  for-sale-equity
  securities, net
  of tax                          --             --              --               --               --            --              --

Common stock received
  received in
  cancellation of
  exchange for repayment
  of investment                   --             --      (5,333,333)          (5,333)      (3,728,000)           --              --

Comprehensive loss                --             --              --               --               --            --              --
                        ------------   ------------   -------------    -------------    -------------    ----------   -------------
Balance at December
  31, 2008                        --             --     154,098,528    $     154,098    $  39,190,666    $       --   $  (9,726,413)
                        ============   ============   =============    =============    =============    ==========   =============




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
                        ============   ============    ============    ============



           See accompanying notes to consolidated financial statements




                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2009 and 2008


                              PREFERRED STOCK               COMMON STOCK
                        -------------------------   ---------------------------
                         NUMBER          PAR           NUMBER           PAR                       SUBSCRIBED
                           OF           VALUE           OF            VALUE      ADDITIONAL PAID-   COMMON       ACCUMULATED
                         SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL      STOCK          DEFICIT
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at December
  31, 2008                      --             --    154,098,528   $    154,098   $ 39,190,666   $         --   $ (9,726,413)

Common stock issued
  for cash                      --             --     11,757,640         11,758      1,164,006             --             --

Net loss                        --             --             --             --             --             --    (20,632,050)

Comprehensive
  income/loss                   --             --             --             --             --             --             --
                      ------------   ------------   ------------   ------------   ------------   ------------   ------------
Balance at December
  31, 2009                      --             --    165,856,168   $    165,856   $ 40,354,672   $         --   $(30,358,463)
                      ============   ============   ============   ============   ============   ============   ============



                           ACCUMULATED OTHER
                         COMPREHENSIVE INCOME
                      ---------------------------
                         CURRENCY                                      TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING   SHAREHOLDERS'
                         RESERVE       RESERVE        INTEREST         EQUITY
                      ------------   ------------   ------------    ------------
Balance at December
  31, 2008            $     12,927   $    955,479   $  2,766,375    $ 33,353,132

Common stock issued
  For cash                      --             --             --       1,175,764

Net loss                        --             --     (4,513,836)    (25,145,886)

Comprehensive
  Income/loss                   --             --             --     (23,970,122)
                      ------------   ------------   ------------    ------------
Balance at December
  31, 2009            $     12,927   $    955,479   $ (1,747,461)   $  9,383,010
                      ============   ============   ============    ============



           See accompanying notes to consolidated financial statements


                                  AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008


                                                                DECEMBER 31,   DECEMBER 31,
                                                                   2009            2008
                                                               ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                        $(25,145,886)   $(17,229,866)
      Adjustments for:
      Amortization                                                  267,018       1,132,810
      Depreciation                                                  449,511         635,119
      Allowance for doubtful debts                                9,641,508              --
      Allowance for obsolete inventory                              642,267              --
      (Gain) loss on disposal of equipment                           16,607         193,814
      Impairment asset written off                               10,617,120              --
      Impairment loss on film library                                    --       4,928,506
      Impairment loss on intangible asset                         2,084,764       3,762,777
      (Gain) loss on sale of investment available for sale               --         750,421
      Net change in fair value of equities held for trading        (147,360)      2,744,380
      Deferred tax                                                       --        (947,099)
      Share of loss of associate                                         --          13,778

Changes in operation assets and liabilities
      Accounts receivable                                            (6,798)        609,879
      Inventories                                                        --         513,095
      Other current assets                                           43,162         283,321
      Accounts payable and accrued expenses                        (407,747)     (1,748,716)
      Other payables                                                 (5,458)        (94,547)
      Income tax payable                                             (5,428)             --
                                                               ------------    ------------
Net cash used in operating activities                            (1,952,720)     (4,452,328)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of equipment                                --          87,068
      Proceeds from sale of investment available for sale                --       1,563,852
      Acquisition of equipment                                      (73,687)       (152,364)
      Acquisition of intangible assets                              (19,507)        (74,576)
      Acquisition of investments available for sale                (200,000)             --
                                                               ------------    ------------
Net cash provided by (used in) investing activities                (293,194)      1,423,980

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                    (48,681)       (106,632)
      Repayment of obligation under capital lease                    (9,637)        (10,412)
      Receipts from convertible term loan                                --       2,307,796
      Issuance of common stock for cash                           1,175,764              --
                                                               ------------    ------------
Net cash provided by financing activities                         1,117,446       2,190,752
Effect of exchange rate changes on cash and cash equivalents             --              --
                                                               ------------    ------------
CASH FLOWS FROM ALL ACTIVITIES                                   (1,128,468)       (837,596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,484,945       2,322,541
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    356,477    $  1,484,945
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid For Interest                                   $      2,157    $         --
                                                               ============    ============
      Cash Paid For Income Taxes                               $         --    $         --
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Cancellation of stock issued for prepayment of investment      $         --    ($ 3,733,333)
                                                               ============    ============

Sale of investment available for sale in exchange for
   Acquisition of film libabry                                 $    500,000    $         --
                                                               ============    ============


                   See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


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

         THE COMPANY WAS ALSO IN THE BUSINESS OF DIGIT GAMING (LOTTERY). THE COMPANY HAS AN 18 YEAR LICENSE TO CONDUCT NATION WIDE LOTTERY IN CAMBODIA. THE COMPANY THROUGH ITS SUBSIDIARY, M2B COMMERCE LIMITED, SIGNED AN AGREEMENT WITH ALLSPORTS INTERNATIONAL LTD, A BRITISH VIRGIN ISLANDS COMPANY TO OPERATE AND CONDUCT DIGIT GAMES IN CAMBODIA AND TO MANAGE THE DIGIT GAMES ACTIVITIES IN CAMBODIA. THE LICENSE HAS BEEN SUSPENDED, SEE NOTE 17.

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

   1.2   Recent Accounting Standards and Pronouncements

         In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 10): Amendments for Certain Funds. ASU 2010-10 defers the effective date of certain amendments to the consolidation requirements of ASC Topic 810, Consolidation, resulting from the issuance of FAS 167, Amendments to FASB Interpretation No. 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of FAS 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU does not defer the disclosure requirements in FAS 167 amendments to Topic
         810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application is not permitted. The provisions of ASU 2010-10 is not expected to have an impact on the Company's financial statements.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


         In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Company's financial statements.

         In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-08, Technical Corrections to Various Topics, thereby amending the FASB Accounting Standards Codification (Codification). This ASU resulted from a review by the FASB of its standards to determine if any provisions are outdated, contain inconsistencies, or need clarifications to reflect the FASB's original intent. The FASB believes the amendments do not fundamentally change U.S. GAAP. However, certain clarifications on embedded derivatives and hedging reflected in Topic 815, Derivatives and Hedging, may cause a change in the application of the guidance in Subtopic 815-15. Accordingly, the FASB provided special transition provisions for those amendments. The ASU contains various effective dates. The clarifications of the guidance on embedded derivatives and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009. The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) applies to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. All other amendments are effective as of the first reporting period (including interim periods) beginning after the date this ASU was issued (February 2, 2010). The provisions of ASU 2010-08 is not expected to have an impact on the Company's financial statements.

         In January 2010, the FASB issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820):
         Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends Codification Subtopic 820-10 to add two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward. The proposal also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques. The proposed guidance would apply to all entities required to make disclosures about recurring and nonrecurring fair value measurements. The effective date of the ASU is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. Early application is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


         In January 2010, the FASB issued two ASU's that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU's, do not change existing practice. ASU 2010-05, Compensation--Stock Compensation (Topic 718)--Escrowed Share Arrangements and the Presumption of Compensation, codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting. ASU 2010-04, Accounting for Various Topics--Technical Corrections to SEC Paragraphs, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references. These two ASU's do not have an impact on the Company's financial statements.

         In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic
         810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements
         - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 should be applied retrospectively to the first period that an entity adopts Statement 160. The provisions of ASU 2010-02 did not have an impact on the Partnership's financial statements.

         In January 2010, the FASB issued ASU No. 2010-01, Equity (Topic 505):
         Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments to the Codification in this ASU clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in earnings per share prospectively and is not a stock dividend. This ASU codifies the consensus reached in EITF Issue No. 09-E, Accounting for Stock Dividends, Including Distributions to Shareholders with Components of Stock and Cash. ASU 2010-01 is effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. This ASU did not have an impact on the Company's financial statements.

         In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic
         810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


         things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The provisions of ASU 2009-17 are currently not expected to have an impact on the Company's financial statements.

         In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic 860) - Accounting for Transfers of Financial Assets, which formally codifies FASB Statement No. 166, Accounting for Transfers of Financial Assets into the ASC. ASU 2009- 16 represents a revision to the provisions of former FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. Among other things, ASU 2009-16 (1) eliminates the concept of a "qualifying special-purpose entity", (2) changes the requirements for derecognizing financial assets, and (3) enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity's continuing involvement in transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The provisions of ASU 2009-16 are not expected to have a material impact on the Company's financial statements.

         In October 2009, the FASB published FASB Accounting Standards Update 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. It includes amendments to Topic 470, Debt, (Subtopic 470- 20), and Topic 260, Earnings per Share (Subtopic 260-10), to provide guidance on share-lending arrangements entered into on an entity's own shares in contemplation of a convertible debt offering or other financing. The provisions of ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those years. Retrospective application is required for such arrangements. The provisions of ASU 2009-15 is effective for arrangements entered into on (not outstanding) or after the beginning of the first reporting period that begins on or after June 15, 2009. Certain transition disclosures are also required. Early application is not permitted. The provisions of ASU 2009-15 is not expected to have an impact on the Company's financial statements.

         In October 2009, the FASB published FASB Accounting Standards Update 2009-14, Software (Topic 985) - Certain Revenue Arrangements that Include Software Elements. It changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non- software components that function together to deliver the tangible product's essential functionality are excluded from the software revenue guidance in Subtopic 985-605, Software-Revenue Recognition. In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. The provisions of ASU 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-14 is not expected to have an impact on the Company's financial statements.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


         In October 2009, the FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) - Mutliple- Deliverable Revenue Arrangements. It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple- deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 is not expected to have an impact on the Company's financial statements.

         In September 2009, the FASB published FASB Accounting Standards Update No. 2009-12, Fair Value Measurements and Disclosures (Topic 820) - Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent). It amends Subtopic 820-10, Fair Value Measurements and Disclosures--Overall, to permit a reporting entity to measure the fair value of certain investments on the basis of the net asset value per share of the investment (or its equivalent). It also requires new disclosures, by major category of investments, about the attributes includes of investments within the scope of this amendment to the Codification. The provisions of ASU 2009-12 is effective for interim and annual periods ending after December 15, 2009. Early application is permitted. The provisions of ASU 2009-12 is not expected to have an impact on the Company's financial statements.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


   2.1   PRINCIPLES OF CONSOLIDATION

         THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE FINANCIAL STATEMENTS OF AMARU, INC. AND ITS MAJORITY OWNED SUBSIDIARIES. ALL SIGNIFICANT INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED IN CONSOLIDATION. IN ADDITION, THE COMPANY EVALUATES ITS RELATIONSHIPS WITH OTHER ENTITIES TO IDENTIFY WHETHER THEY ARE VARIABLE INTEREST ENTITIES AS DEFINED BY ASC 810 CONSOLIDATION OF VARIABLE INTEREST ENTITIES AND TO ASSESS WHETHER IT IS THE PRIMARY BENEFICIARY OF SUCH ENTITIES. IF THE DETERMINATION IS MADE THAT THE COMPANY IS THE PRIMARY BENEFICIARY, THEN THAT ENTITY IS INCLUDED IN THE CONSOLIDATED FINANCIAL STATEMENTS IN ACCORDANCE WITH ASC 860.

   2.2   Presentation as a Going Concern

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $25,145,886 and $17,229,866 for the years ended December 31, 2009 and December 31, 2008, respectively. The Company also has an accumulated deficit of $30,358,463 and a working capital deficit of $56,641 at December 31, 2009.

         The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

         In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and profits, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

         The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

   2.3   Use of Estimates

         The preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Significant items subject to such estimates and assumptions include carrying amount of property and equipment, film library, intangibles, valuation allowances of receivables and inventories. Actual results could differ from those estimates.

         Management has not made any subjective or complex judgments the application of which would result in any material differences in reported results.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


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

   2.5   Accounts Receivable

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

                                                      FOR THE YEAR ENDED
                                                  --------------------------
                                                  DECEMBER 31,  DECEMBER 31,
                                                     2009          2008
                                                  -----------   -----------
         SALES OUTSIDE OF THE U.S.                $    22,016   $   203,066

         SERVICES PURCHASED OUTSIDE OF THE U.S.   $   226,319   $   379,244

   2.6   Inventories

         Inventories are carried at the lower of cost or and net realizable value. Cost is calculated using first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


   2.7   Property and Equipment

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

   2.8   FILM LIBRARY

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

         The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009. The film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets. Based upon the analysis the Company determined that carrying amount of the film library exceeded its fair value by $10,617,120, as reflected Note 6.

   2.9   INTANGIBLE ASSETS

         Intangible assets consist of gaming, software license and product development costs. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with ASC 350, Accounting for Goodwill and Other Intangible Assets. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The digit gaming license was suspended, and the asset was impaired during the year ended December 31, 2008. See Note 14.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009 of its remaining gaming licenses relating to it online video game downloads. The gaming license was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the gaming licenses. For the gaming licenses identified as being impaired, the cash flows associated with underlying assets did not support a value greater than zero due to a lack of revenue associated with the gaming license. The licenses were fully impaired as disclosed in Note 7.

         The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002 as product development costs. The Company projects that these development costs will be useful for up to 5 years before additional significant development needs to be done.

   2.10  Equity Method Investment

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

   2.11  Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of December 31, 2009 totaled $326,980, December 31, 2008 totaled $179,620. The changes relates to an unrealized gain of $147,360 and a loss of 2,744,380, for December 31, 2009 and 2008, respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


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

   2.12  Valuation of Long-Lived Assets

         The Company accounts for long-lived assets under ASC 360,"Accounting for the Impairment or Disposal of Long-lived Assets". Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included with costs and expenses in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets. See notes 2.8 and
         2.9 for impairment.

   2.13  Fair Value of Financial Instruments

         ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:


         Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

         Level 2: Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

         Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

         The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2009:

                                          Total     Level 1    Level 2   Level 3
                                        --------   --------   --------   -------
Assets:

Equity securities held for trading      $326,980   $326,980   $     --   $    --
                                        --------   --------   --------   -------
                                        $326,980   $326,980   $     --   $    --
                                        ========   ========   ========   =======

         The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and it is valued using quoted market prices reported on the active market on which the securities are traded.

         In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (ASC 825), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in net income. SFAS No. 159 (ASC 825) is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Upon adoption of this Statement, the Company did not elect SFAS No. 159 (ASC 825) option for existing financial assets and liabilities and therefore adoption of SFAS No. 159 (ASC 825) did not have any impact on its Consolidated Financial Statements.

   2.14  Advances from Related Party

         Advances from director and related party of $48,681 at December 31, 2008 are unsecured,non-interest bearing and payable on demand. As at December 31, 2009, the amount is $0.00.

   2.15  Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the year ended December 31, 2009 and 2008.

         On November 1, 2007, the Company sub-leased the office premises of M2B World Inc, a wholly owned subsidiary of the Company in Los Angeles, California as part of its efforts to streamline its operations and reduce operating costs.

   2.16  Foreign Currency Translation

         Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

   2.17  Revenues

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


   2.18  Costs of Services

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

   2.19  Income Taxes

         Deferred income taxes are determined using the liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

         During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (ASC 740), "Accounting for Uncertainty in Income Taxes" (FIN 48), which supplements SFAS No. 109, "Accounting for Income Taxes," by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position, If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits. No benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


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

   2.20  Earnings (Loss) Per Share

         In February 1997, the Financial Accounting Standards Board ASC 260 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

   2.21  Financial Instruments

         The carrying amounts for the Company's cash, other current assets, accounts payable, accrued expenses and other liabilities approximate their fair value.

   2.22  Advertising

         The cost of advertising is expensed as incurred. For the year ended December 31, 2009 and 2008, the Company incurred advertising expenses of $217,483 and $80,160 respectively.

   2.23  Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2009             2008
                                                    ----------      -----------
         Quoted equity security, at fair value      $ 326,980       $   179,620
                                                    ==========      ===========


         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a gain of $147,360 for the year ended December 31, 2009 and loss $2,744,380 for the year ended December 31, 2008.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008

4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2009             2008
                                                   -----------      -----------
         Prepayments                               $    53,159      $    70,108
         Deposits                                       55,159           69,995
         Other receivables                              78,809           90,190
                                                   -----------      -----------
                                                   $   187,131      $   230,293
                                                   ===========      ===========


5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2009             2008
                                                   -----------      -----------
         Office equipment                          $ 1,023,788      $ 1,004,504
         Motor vehicle                                  91,190           91,190
         Furniture, fixture and fittings                87,082          313,208
         Pony set-top boxes                            843,946          843,946
                                                   -----------      -----------
                                                     2,046,006        2,252,848
         Accumulated depreciation                   (1,403,046)      (1,219,342)
                                                   -----------      -----------
                                                   $   642,960      $ 1,033,506
                                                   ===========      ===========

         Depreciation expense was $447,626 for the year ended December 31, 2009 and $635,119 for the year ended December 31, 2008.


6. FILM LIBRARY

         Film library consist of the following:

                                                 DECEMBER 31,      DECEMBER 31,
                                                     2009              2008
                                                 ------------      ------------
         Acquired Film Library                   $ 23,683,634      $ 23,164,126
                                                 ------------      ------------
         Accumulated Amortization                  (4,518,852)       (4,496,836)
                                                 ------------      ------------
                                                 $ 19,164,782      $ 18,667,290
         Impairment of Film Library               (10,617,120)               --
                                                 ------------      ------------
         Film Library                            $  8,547,662      $ 18,667,290
                                                 ============      ============

         Amortization expense was $22,016 for the year ended December 31, 2009 and $752,254 for the year ended December 31, 2008. See Note 2.8 for impairment analysis.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


7. INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2009             2008
                                                   -----------      -----------
         FINITE-LIVED INTANGIBLE ASSETS
         Gaming license                              7,090,000        7,090,000
         Product development expenditures              719,220          719,220
         Software license                               12,649           12,649
                                                   -----------      -----------
                                                     7,821,869        7,821,869
         Accumulated amortization                   (1,974,328)      (1,854,326)
                                                   -----------      -----------
                                                     5,847,541        5,967,543
                                                   -----------      -----------
         Impairment loss                            (5,847,541)      (3,762,777)
                                                   -----------      -----------
                                                   $        --      $ 2,204,766
                                                   ===========      ===========

         Amortization expense was $120,001 for the year ended December 31,2009 and $380,556 for the year ended December 31, 2008. See Note 2.9 for impairment analysis.


8. INVESTMENTS - COST

         Investments available-for-sale consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2009            2008
                                                     -----------    -----------
         Non Current :

             Unquoted equity securities                  116,136        616,136

             Unquoted equity securities                2,602,613      2,402,613
                                                     -----------    -----------
                                                     $ 2,718,749    $ 3,018,749
                                                     ===========    ===========

         The Company's $116,13 equity method investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the years ended December 31, 2009 and 2008, respecitively.

         The Company's $2,602,613 equity method investment at cost operates in Cambodia. This investment is subject to numerous risks, including:

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         - difficulty enforcing agreements through the Cambodia's legal system;
         -    general economic and political conditions in Cambodia; and
         - the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

         The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted no impairment for the years ended December 31, 2009 and 2008,respectively.


9. COMMITMENTS

         Capital Leases

         The Company is the lessee of equipment under capital leases expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2009 and 2008. Interest rates on capitalized leases is fixed at 2.85%.

         The following summarizes the Company's capital lease obligations at December 31, 2009:

                                                             2009        2008
                                                           --------    --------
         Future minimum lease payments                     $ 57,580    $ 69,140

         Less: amounts representing interest                 (9,577)    (11,500)
                                                           --------    --------
         Present value of net minimum lease payments         48,803      57,640

         Less: current portion                              (11,079)    (10,809)
                                                           --------    --------
                                                           $ 36,924    $ 46,831
                                                           ========    ========

         At December 31, 2009, total future minimum lease commitments under such lease are as follows:

         For the Year Ended
         December 31,                Capital
         ---------------------       --------

         2010                          11,079
         2011                          11,079
         2012                          11,079
         2013                          15,566
                                     --------
                                     $ 48,803
                                     ========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the year ended December 31, 2009 and 2008 was $277,656 and $366,896, respectively. As of December 31, 2009, the future minimum lease payments are as follows:

         For the Year Ended
         December 31,            Operating
         ---------------------   ---------

         2010                      103,427
         2011                       99,648
         2012                       58,023
         2013                           --
                                  --------
                                  $261,098
                                  ========

10. INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had approximately $4,100,000 in deferred tax assets as of December 31, 2009. The provided an allowance of $4,100,000 as of December 31, 2009.

         The Company had available approximately $7,500,000 of unused U.S. net operating loss carry-forwards at December 31, 2009, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2009 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $5,000,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2009,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

         The Company files income tax returns in U.S. federal and various state jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2007 and 2006, respectively. The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


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


         During the period, the Company entered into the following transactions with the related parties:

                                                 FOR THE YEAR ENDED
                                   --------------------------------------------
                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2009            2008            2007
                                   ------------    ------------    ------------
         Associate :
            Marketing              $     16,460    $      2,467    $    110,537
                                   ============    ============    ============
         Other Related Party :
             Consultancy fee       $      7,656    $      2,467    $     80,339
                                   ============    ============    ============


12. SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $1,000,000 in cash and $4,000,000 in publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at December 31, 2008. During the third quarter of 2009 management allowed for the $9,500,000 as uncollectable. Management is currrently still in negotiations with PT Agis on trying to collect the receivable.


13. PURCHASE OF CBBN HOLDINGS LIMITED

         The Company through its wholly owned subsidiary, Tremax International Limited, entered into a sale and purchase agreement dated July 10, 2007 with Domaine Group Limited which has not yet been consummated. Per the agreement the Company through its wholly owned subsidiary, Tremax International Limited would transfer 5,333,333 shares of the Company valued at $3,733,333 in exchange for Domaine Group Limited transferring its 100% shares in CBBN Holdings Limited, a company incorporated in the British Virgin Islands. The transaction has not been consummated and the agreement had expired and was not extended. The Management of the Company had decided not to proceed with this agreement.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         On January 22, 2009, the Company approved the termination and recission of the Agreement where the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancallation of the Amaru Shares.


14. IMPAIRMENT OF DIGIT GAMES LICENSE

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


15. LOAN AND BORROWINGS

                                                  DECEMBER 31,      DECEMBER 31,
                                                     2009               2008
                                                  -----------       -----------
     Non-current

     Convertible loan                             $ 2,500,000         2,500,000
     Less: Future interest charges                    (67,204)         (192,204)
                                                  -----------       -----------
                                                  $ 2,432,796         2,307,796

         Term loans held by the Company at balance sheet date are as follows:

         (a) $2,500,000 represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 and will mature in June 2010.


16. SUBSEQUENT EVENTS

         The following subsequent events have occurred through the filing date of this report, March 31, 2010.

         As of February 17, 2010, the Company issued a total of 355,872 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $35,587.20, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of February 22, 2010, the Company issued a total of 354,610 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $35,461, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008


         As of March, 2010, the Company issued a total of 1,167,742 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $116,774.20, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.