Form 10-Q
period 2010-03-31
AMARU INC
filed 2010-05-17
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2010

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

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      173,796,323 shares
-----------------------------                 ---------------------------------
         (Class)                              (Outstanding at April 30, 2010)


                           AMARU, INC. AND SUBSIDARIES
                       2010 Quarterly Report on Form 10-Q
                                Table of Contents


PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                    F-2
Consolidated Statements of Income                                              F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income        F-4 to F-5
Consolidated Statements of Cash Flows                                          F-6
Notes to Consolidated Financial Statements                                     F-7 to F-29

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS                                             1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            7

ITEM 4:  CONTROLS AND PROCEDURES                                               9


PART II:  OTHER INFORMATION
---------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                     11
ITEM 1A: RISK FACTORS                                                          11
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS           17
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES                                       17
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                   17
ITEM 5:  OTHER INFORMATION                                                     17
ITEM 6:  EXHIBITS                                                              17

SIGNATURES






                               AMARU, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                             MARCH 31,      DECEMBER 31,
                                                               2010             2009
                                                           ------------     ------------
                                                           (Unaudited)       (Restated)

ASSETS
Current assets
Cash and cash  equivalents                                 $    217,404     $    356,477
Accounts receivable, net of allowance of
  $170,660 and $10,697,363 at March 31, 2010
  and December 31, 2009 respectively                              2,583               --
Equity securities held for trading                              362,107          326,980
Other current assets                                            184,130          187,131
                                                           ------------     ------------
Total current assets                                            766,224          870,588
                                                           ------------     ------------

Non-current assets
Property and equipment, net                                     561,550          642,960
Film library, net                                                    --               --
Investments - cost                                            2,718,749        2,718,749
                                                           ------------     ------------

Total non-current assets                                      3,280,299        3,361,709
                                                           ------------     ------------
Total assets                                               $  4,046,523     $  4,232,297
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                      $    909,065     $    916,150
Advances from related parties                                    28,434               --
Capital lease payable - short term                               11,108           11,079
Convertible term loan                                         2,464,046        2,432,796
                                                           ------------     ------------
Total current liabilities                                     3,412,653        3,360,025
                                                           ------------     ------------
Non-current liabilities
Capital lease payable - long term                                34,245           36,924
                                                           ------------     ------------
Total non-current liabilities                                    34,245           36,924
                                                           ------------     ------------

Total liabilities                                             3,446,898        3,396,949

Commitments                                                          --               --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized; 0 shares issued and outstanding at
  March 31,2010 and December 31, 2009, respectively                  --               --

Common stock (par value $0.001) 200,000,000 shares
  authorized; 167,734,392 and 165,856,168 shares issued
  and outstanding at March 31, 2010 and
  December 31, 2009, respectively                               167,734          165,856
Additional paid-in capital                                   40,540,616       40,354,672
Accumulated Deficit                                         (37,687,940)      37,641,903
Accumulated other comprehensive income                          968,406          968,406
                                                           ------------     ------------
Total Amaru Inc's Stockholder's Deficit                       3,996,120       11,130,471
                                                           ------------     ------------
Non controlling interest                                     (3,389,191)      (3,311,683)
                                                           ------------     ------------
Total stockholders' equity                                      599,625          835,348
                                                           ------------     ------------

Total liabilities and shareholders' equity                 $  4,046,523     $  4,232,297
                                                           ============     ============

               See accompanying notes to consolidated financial statements




                                AMARU, INC. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF INCOME
                                       (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED
                                                        ---------------------------------
                                                           MARCH 31,          MARCH 31,
                                                             2010               2009
                                                        --------------     --------------

Revenue:

Entertainment                                           $        5,598     $        3,215
                                                        --------------     --------------
Total revenue                                                    5,598              3,215

Cost of services                                               (76,878)           (55,053)
                                                        --------------     --------------

Gross loss                                                     (71,280)           (51,838)

Distribution costs                                             (13,016)           (32,681)

Administrative expenses                                       (347,642)          (533,705)
                                                        --------------     --------------
Total expenses                                                (360,658)          (566,386)
                                                        --------------     --------------


Loss from operations                                          (431,938)          (618,224)

Other income (expenses):

   Interest expenses                                           (31,802)           (31,771)

   Interest income                                                   4                 67

   Sundry income                                                 5,064             13,598

   Net change in fair value of equities held
    for trading                                                 35,127             (9,291)
                                                        --------------     --------------

Loss before income taxes                                      (423,545)          (645,621)

Income tax (provision) benefit                                      --                 --

                                                        --------------     --------------
Net income (loss) including noncontrolling interest     $     (423,545)    $     (645,621)
                                                        ==============     ==============
Attributable to:
Equity holders of Amaru, Inc.                                 (346,037)          (547,504)

Noncontrolling interest                                        (77,508)           (98,117)
                                                        --------------     --------------

Net loss per share attributable to
Amaru, Inc. - basic and diluted                         $        (0.05)    $        (0.00)
                                                        ==============     ==============

Weighted average number of common shares outstanding
- basic and diluted                                        166,352,064        159,431,861
                                                        ==============     ==============



               See accompanying notes to consolidated financial statements



                                                   AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                          FOR THE YEAR ENDED DECEMBER 31, 2009 and the three months ended March 31, 2010



                              PREFERRED STOCK                 COMMON STOCK
                       ----------------------------    ---------------------------
                          NUMBER           PAR            NUMBER           PAR                          SUBSCRIBED
                            OF            VALUE            OF             VALUE      ADDITIONAL PAID-     COMMON       ACCUMULATED
                          SHARES         ($0.001)         SHARES         ($0.001)       IN CAPITAL        STOCK          DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance at
    December 31, 2008            --              --     154,098,528    $    154,098    $ 39,190,666    $         --    $ (9,726,413)

Subscribed common
    stock issued                 --              --      11,757,640          11,758       1,164,006              --              --

Net loss                         --              --              --              --              --              --     (27,615,491)

Comprehensive
    loss                         --              --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance at
    December 31, 2009           --              --     165,856,168    $    165,856    $ 40,354,672    $         --    $(37,341,904)
                       ============    ============    ============    ============    ============    ============    ============

                                                                                                                      (CONTINUED)


                                   See accompanying notes to consolidated financial statements





                               ACCUMULATED OTHER
                             COMPREHENSIVE INCOME
                        -----------------------------
                          CURRENCY                                             TOTAL
                        TRANSLATION       FAIR VALUE     NONCONTROLLING    SHAREHOLDERS'
                          RESERVE           RESERVE         INTEREST           EQUITY
                        ------------     ------------     ------------      ------------
Balance at
    December 31, 2008  $     12,927     $    955,479     $  2,766,375      $ 33,353,132


Subscribed common
  Stock issued                    --               --               --         1,175,764


Net loss                          --               --       (6,078,057)      (33,693,548)
                                                                            ------------
Comprehensive
    loss                          --               --               --       (33,693,548)
                        ------------     ------------     ------------      ------------
Balance at
   December 31, 2009   $     12,927     $    955,479     $ (3,311,682)     $    835,348
                        ============     ============     ============      ============





            See accompanying notes to consolidated financial statements

                                      F-4a


                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2009,
                                        and the three months ended March 31, 2010




                              PREFERRED STOCK                COMMON STOCK
                       ----------------------------    ---------------------------
                          NUMBER           PAR            NUMBER           PAR                         SUBSCRIBED
                            OF            VALUE             OF            VALUE      ADDITIONAL PAID-    COMMON        ACCUMULATED
                          SHARES         ($0.001)         SHARES         ($0.001)       IN CAPITAL        STOCK          DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2009            --              --     165,856,168    $    165,856    $ 40,354,672    $         --    $(37,341,903)


SUBSCRIBED COMMON
    STOCK ISSUED                 --              --       1,878,224           1,878         185,944              --              --


NET LOSS                         --              --              --              --              --              --        (346,037)



COMPREHENSIVE
    LOSS                         --              --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    MARCH 31, 2010              --              --     167,734,392    $    167,734    $ 40,540,616    $         --    $(37,687,940)
                       ============    ============    ============    ============    ============    ============    ============

                                                                                                                      (CONTINUED)


                                    See accompanying notes to consolidated financial statements




                            ACCUMULATED OTHER
                          COMPREHENSIVE INCOME
                       --------------------------
                        CURRENCY                                       TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING  SHAREHOLDERS'
                         RESERVE        RESERVE       INTEREST         EQUITY
                       -----------    -----------    -----------     -----------
BALANCE AT
    DECEMBER 31, 2009  $    12,927    $   955,479    $(3,311,683)    $   835,348

SUBSCRIBED COMMON
  STOCK ISSUED                  --             --             --         187,822




NET LOSS                        --             --        (77,508)       (423,545)
                                                                     -----------
COMPREHENSIVE
    LOSS                        --             --             --        (423,545)
                       -----------    -----------    -----------     -----------

BALANCE AT
    MARCH 31, 2010    $    12,927    $   955,479    $(3,396,495)    $   599,625
                       ===========    ===========    ===========     ===========




            See accompanying notes to consolidated financial statements

                                      F-5a



                                  AMARU, INC. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE THREE MONTHS ENDED
                                                                  ---------------------------
                                                                   March 31,       March 31,
                                                                      2010            2009
                                                                  -----------     -----------
                                                                  (Unaudited)     (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                      $  (423,545)    $  (645,621)
    Adjustments to reconcile net income to cash and cash
     equivalents used or provided by operations:
    Amortization                                                       32,875         207,786
    Depreciation                                                       81,410         128,076
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                           (35,127)          9,291

 Changes in operation assets and liabilities
    Accounts receivables                                               (2,583)          1,408
    Inventories                                                            --           1,885
    Others current assets                                               3,001        (336,083)
    Accounts payable and accrued expenses                              (7,085)        266,164
    Other payables                                                         --          (5,458)
                                                                  -----------     -----------
Net cash used in operating activities                                (351,054)       (372,552)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of intangible assets                                   (1,625)         (2,102)

                                                                  -----------     -----------
Net cash provided by (used in) investing activities                    (1,625)         (2,102)

                                                                  -----------     -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Advance from related parties                                        28,434              --
   Repayment of related parties                                            --         (48,681)
   Repayments of obligations under finance leases                      (2,650)         (5,190)
   Receipts from common stock issued                                  187,822              --
                                                                  -----------     -----------
Net cash provided by (used in) financing activities                   213,606         (53,871)
                                                                  -----------     -----------
Effect of exchange rate changes on cash and cash equivalents               --              --
                                                                  -----------     -----------
Cash flows from all activities                                       (139,073)       (428,525)

Cash and cash equivalents at beginning of period                      356,477       1,484,945
                                                                  -----------     -----------

Cash and cash equivalents at end of period                        $   217,404     $ 1,056,420
                                                                  ===========     ===========

                 See accompanying notes to consolidated financial statements




                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009



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

   2.2   Presentation as a Going Concern

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $423,545 and $645,621 for the three months ended March 31, 2010 and March 31, 2009, respectively. The Company also has an accumulated deficit of $37,687,940 and a working capital deficit of $2,646,429 at March 31, 2010.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

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

                                                          FOR THE YEAR ENDED
                                                      -------------------------
                                                       MARCH 31,     MARCH 31,
                                                         2010          2009
                                                      -----------   -----------
         SALES OUTSIDE OF THE U.S.                    $     5,598   $     3,215

         SERVICES PURCHASED OUTSIDE OF THE U.S.       $    76,878   $    55,053

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

         The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009. The film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets. Based upon the analysis the Company determined that carrying amount of the film library exceeded its fair value by $19,164,782, as reflected Note 6.

         This adjustment is included in the Company's restated Form 10-K for the year ended December 31, 2009.


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

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The digit gaming license was suspended, and the asset was impaired during the year ended December 31, 2008. See Note 15.

         The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009 of its remaining gaming licenses relating to it online video game downloads. The gaming license was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

   2.10  Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of March 31, 2010 totaled $362,107, December 31, 2009 totaled $326,980. The changes relates to an unrealized gain of $35,127 and a loss of 9,291, for three months ended March 31, 2010 and 2009, respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

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

   2.11  Valuation of Long-Lived Assets

         The Company accounts for long-lived assets under ASC 360,"Accounting for the Impairment or Disposal of Long-lived Assets". Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included with costs and expenses in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets. See notes 2.7 and
         2.8 for impairment.

   2.12  Fair Value of Financial Instruments

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

         The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

         The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of March 31, 2010:


                                                 Total      Level 1     Level 2      Level 3
                                               --------    --------    ---------    ---------
         Assets:

         Equity securities held for trading    $362,107    $362,107    $      --    $      --
                                               --------    --------    ---------    ---------
                                               $362,107    $362,107    $      --    $      --
                                               ========    ========    =========    =========

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


   2.13  Advances from Related Party

         Advances from director and related party of $28,434 and $0 at March 31, 2010 and December 31, 2009, respectively, are unsecured, non-interest bearing and payable on demand.

   2.14  Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the quarter ended March 31, 2010 and 2009.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

   2.20  Fair Value of Financial Instruments

         Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. Trading securities are held at fair value based upon prices quoted on an exchange.

   2.21  Advertising

         The cost of advertising is expensed as incurred. For the three months ended March 31, 2010 and 2009, the Company incurred advertising expenses of $932 and $13,181 respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

   2.22  Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3.       EQUITY SECURITIES HELD FOR TRADING

                                                       March 31,   December 31,
                                                         2010          2009
                                                     ------------  ------------

         Quoted equity security, at fair value       $    362,107  $    326,980
                                                     ============  ============

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an impairment loss of $35,127.

         The investments in quoted equity securities comprised of 37,000,000 common shares of PT Agis at the market value of $0.00979 and $0.00884 per share as of March 31, 2010 and December 31, 2009, respectively.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.       OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                       2010             2009
                                                   ------------    ------------
         Prepayments                               $     50,157    $     53,159
         Deposits                                        53,166          55,159
         Other receivables                               80,807          78,809
                                                   ------------    ------------
                                                   $    184,130    $    187,131
                                                   ============    ============

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


5.       PROPERTY AND EQUIPMENT

         Property and equipment consist of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                      2010              2009
                                                   -----------      -----------
         Office equipment                          $ 1,023,788      $ 1,023,788
         Motor vehicle                                  91,190           91,190
         Furniture, fixture and fittings                87,082           87,082
         Pony set-top boxes                            843,946          843,946
                                                   -----------      -----------
                                                     2,046,006        2,046,006
         Accumulated depreciation                   (1,484,456)      (1,403,046)
                                                   -----------      -----------
                                                   $   561,550      $   642,960
                                                   ===========      ===========

         Depreciation expense was $81,410 for the three months ended March 31, 2010 and $128,076 for the three months ended March 31, 2009.


6.       FILM LIBRARY

         Film library consist of the following:

                                                   MARCH 31,       DECEMBER 31,
                                                     2010              2009
                                                                    (RESTATED)
                                                 ------------      ------------
         Acquired Film Library                   $ 23,685,259      $ 23,683,634
                                                 ------------      ------------
         Accumulated Amortization                  (4,607,328)       (4,518,852)
                                                 ------------      ------------
                                                 $(23,683,634      $ 19,164,782
         Impairment of Film Library                     1,625)      (19,164,782)
                                                 ------------      ------------
         Film Library                            $         --      $         --
                                                 ============      ============


7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                       2010            2009
                                                   -----------      -----------
         FINITE-LIVED INTANGIBLE ASSETS
         Gaming license                              7,090,000        7,090,000
         Product development expenditures              719,220          719,220
         Software license                               12,649           12,649
                                                   -----------      -----------
                                                     7,821,869        7,821,869
         Accumulated amortization                   (1,974,328)      (1,974,328)
                                                   -----------      -----------
                                                     5,847,541        5,847,541
                                                   -----------      -----------
         Impairment loss                            (5,847,541)      (5,847,541)
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========

         Amortization expense was $0 for the three months ended March 31,2010 and $30,000 for the three months ended March 31, 2009. See Note 2.8 for impairment analysis.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009



8.       INVESTMENTS - COST

         Investments held at cost consist of the following:

                                                    MARCH 31,       DECEMBER 31,
                                                       2010            2009
                                                   -----------      -----------
         Non Current:

             Unquoted equity securities                116,136          116,136

             Unquoted equity securities              2,602,613        2,602,613
                                                   -----------      -----------
                                                   $ 2,718,749      $ 2,718,749
                                                   ===========      ===========

         The Company's $116,13 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the three months ended March 31, 2010 and 2009, respectively.

         The Company's $2,602,613 investment at cost operates in Cambodia. This investment is subject to numerous risks, including:


         - difficulty enforcing agreements through the Cambodia's legal system;
         -    general economic and political conditions in Cambodia; and
         - the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

         The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted no impairment for the three months ended March 31, 2010 and 2009,respectively.

         It was not practicable to estimate the fair value of two of the Company's investments held at cost. The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its original cost of $2,602,613 for the period ended March 31, 2010 and December 31, 2010, respectively in the consolidated balance sheet. At year-end 2009 the total assets reported by the untraded company were $24,232,528 (2008,$24,592,585), common stockholders' equity was $20,070,792 (2008,
         $23,047,695),revenues were $6,489,617 (2008, $12,468,674)and net income
         (loss)was (2,715,893)(2008,$5,837,675). The investment held at cost located in Singapore represents percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 (2008, $116,636)in the consolidated balance sheet. At year-end 2009 the total assets reported by the untraded company were $995,917, (2008,$1,541,561), common stockholders' equity was $399,202 (2008,$1,016,574)), revenues were $42,670 (2008,$887,834) and net income (loss) was ($617,372) (2008,$59,510).

9.       COMMITMENTS

         Capital Leases

         The Company is the lessee of equipment under capital leases expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2010 and 2009. Interest rates on capitalized leases is fixed at 2.85%.

         The following summarizes the Company's capital lease obligations at March 31, 2010:

                                                         MARCH 31,     DECEMBER 31,
                                                           2010           2009
                                                       ------------    ------------
         Future minimum lease payments                 $     54,401    $     57,580

         Less: amounts representing interest                 (9,048)         (9,577)
                                                       ------------    ------------
         Present value of net minimum lease payments         45,353          48,803

         Less: current portion                              (11,108)        (11,079)
                                                       ------------    ------------
                                                       $     34,245    $     36,924
                                                       ============    ============

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


         At March 31, 2010, total future minimum lease commitments under such lease are as follows:

         For the Year Ended
         December 31,                Capital
         ---------------------       --------

         2010                           7,629
         2011                          11,079
         2012                          11,079
         2013                          15,566
                                     --------
                                     $ 45,353
                                     ========

         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the three months ended March 31, 2010 and 2009 was $26,757 and $35,357, respectively. As of March 31, 2010, the future minimum lease payments are as follows:

         For the Year Ended
         December 31,            Operating
         ---------------------   ---------

         2010                       80,088
         2011                      102,857
         2012                       60,000
                                  --------
                                  $242,945
                                  ========

10.      INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had available approximately $7,600,000 of unused U.S. net operating loss carry-forwards at March 31, 2010, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         ASC 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2010 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $7,200,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2010, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                             AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009


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

         During the period, the Group entered into the following transactions with a related pary:

                                 MARCH 31,       MARCH 31,
                                   2010            2009
                                 ---------       --------

           Advance from
              related Party      $  28,434       $     --
                                 =========        =======


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2010 AND 2009

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

15.      LOAN AND BORROWINGS

                                           March 31,     DECEMBER 31,
                                             2010            2009
                                          -----------    -----------
          Non-current

          Convertible loan                $ 2,500,000      2,500,000
          Less: Future interest charges       (35,954)       (67,204)
                                          -----------    -----------
                                          $ 2,464,046      2,432,796
                                          ===========    ===========

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

16.      SUBSEQUENT EVENTS

         On April 27, 2010, the Company issued a total of 728,598 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $72,859.80, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the three months ended March 31, 2010 was $5,598 compared with $3,215 for the same period in 2009.

- The Company's cash balance was $217,404 at March 31, 2010 compared with $356,477 at December 31, 2009.

Revenue

Revenue from entertainment for the three months ended March 31, 2010 at $5,598 was higher than revenue of $3,215 for the three months ended March 31, 2009 by $2,383 (74%). It was mainly due to increase in subscription received from new customers for the three months ended March 31, 2010.

Cost of Services

Cost of services for the three months ended March 31, 2010 was $76,878 which increased by $21,825 (40%) from $55,053 for the three months ended March 31, 2009. It was mainly due to increase in cost spending on bandwidth charges by $28,635 (346%) from $8,285 for the three months ended March 31, 2009 to $36,920 for the three months ended March 31, 2010.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2010 at $13,016 were lower by $19,665 (60%) as compared to the amount of $32,681 incurred for the three months ended March 31, 2009.

The lower distribution expenses were attributed to decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $12,249(93%) from $13,181 for the three months ended March 31, 2009 to $932 for the three months ended March 31, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2010 at $347,642 were lowered by $186,063 (33 %) as compared to the amount of $533,705 incurred for the three months ended March 31, 2009.

The decrease in administrative expenses for the period ended March 31, 2010 was attributed mainly to the decrease in:


o Depreciation and amortization. Equipment depreciation and license amortization and note amortization had decreased by $221,577 (67 %), from $335,862 for the three months ended March 31, 2009 to $114,285 for the period ended March 31, 2010. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

o Legal and professional fees. Fees had decreased by $16,486 (27%), from $61,434 for the three months ended March 31, 2009 to $44,948 for the three months ended March 31, 2010. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

o Staff costs. Staff costs had decreased by $36,838 (32%), from $114,558 for the three months ended March 31, 2009 to $77,720 for the three months ended March 31, 2010. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $431,938 for the three months ended March 31, 2010 as compared to the loss from operations of $618,224 for the three months ended March 31, 2009 due mainly due as a result of costs reduction measures to reduce operating costs and impairment loss provided on film library.

NET LOSS

Net loss for the three months ended March 31, 2010, was $423,545 which decreased by $222,076 (34%) from net loss of $645,621 for the three months ended March 31, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating cost.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $217,404 at March 31, 2010 as compared to cash of $356,477 at December 31, 2009.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2010, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $362,107 and $326,980 in marketable securities as of March 31, 2010 and December 31, 2009 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $217,404 and $356,477 at March 31, 2010 and December 31, 2009, respectively.

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

         Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended March 31, 2010 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

         In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Age is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Specifically, our chief executive officer and our chief financial officer determined that our control over film library and investment classification report was not effective. We have resolved our film library and investment classification report issues subsequent to the Evaluation Date and prior to the filing date of this report. We intend to further monitor this failure by engaging more frequently in training exercises and by implementing review policies that begin prior to and continue during the various states of our financial statement preparation.



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

         There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of March 31, 2010, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

On November 7, 2008, M2B World Asia Pacific Pte. Ltd was served a summons in Singapore by M2B Game World Pte. Ltd, a company owned 81% by Auston International Group Limited and 19% by M2B World Pte. Ltd, claiming a sum of US$153,744 (S$235,229) in unpaid invoices in 2006. Following this, M2B World Asia Pacific Pte. Ltd filed a counter claim to strike off this summons on the basis that the invoices were non-existent and that M2B World Asia Pacific Pte. Ltd was not yet incorporated as a company as of the date of the invoices produced by M2B Game World Pte. Ltd. The matter has not progressed since M2B Game World Pte Ltd change of Solicitors on 21st October 2009.

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

The Plaintiffs (Auston) have (on 12 May 2010) been granted leave to amend their Statement of Claim and M2B World has had its application for discovery of the 2006 and 2007 audited accounts of Auston granted.

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

WE GENERATED A NET LOSS OF $423,545 AND $645,621 BEFORE TAXES FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND MARCH 31, 2009, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $423,545 for the three months ended March 31, 2010 compared to a consolidated net loss before taxes of $645,621 during 2009. We realized a negative cash flow from operating activities of $351,054 for the three months ended March 31, 2010 compared to $372,552 for the three months ended March 31,2009. For the three months ended 31 March 2010, we had an accumulated deficit of $37,687,940 and a working capital deficiency of $2,646,429 compared to an accumulated deficit of $37,341,903 and a working capital deficiency of $2,489,437 for the year ended December 31, 2009. At at March 31,2010, we had a stockholders' equity of $599,625 compared to a stockholders' equity of $835,345 as at December 31, 2009. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 27, 2010, the Company issued a total of 728,598 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $72,859.80, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. The total proceeds are used as working capital.


ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS:

Exhibit 31.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32.1 CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32.2 CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


May 17, 2010                             /s/ Chua Leong Hin
------------                             ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer