Form 10-K/A
period 2008-12-31
AMARU INC
filed 2010-08-06
CIK 1139822

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                  FORM 10-K/A-2
                          Amendment No. 2 to Form 10-K


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

         No cash dividends were declared in any of the years shown below:

                                                                        Years Ended December 31,
                                       ---------------------------------------------------------------------------------------------
                                            2008           2007            2006          2005              2004             2003
                                       ---------------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                               $203,066     $37,053,269     $32,573,275    $18,095,922     $ 3,984,981      $ 1,005,038

Cost of Services (2)                        869,781      23,349,404      24,302,425     16,352,048       3,053,715          475,525

Gross Profit (Loss)                        (666,715)     13,703,865       8,270,850      1,743,874         931,266          529,513

Operating income (loss)                 (14,439,679)      5,659,871       1,544,082     (1,357,268)        510,457           60,082

Net gain on discontinued operations              --              --              --      1,643,016              --               --
(3)

Net Income (loss)                       (17,229,866)      5,088,792       1,250,259        166,745         512,295           39,530

Basic and diluted income (loss) per           (0.11)           0.03            0.01          (0.05)           0.02               --
share

Shares used in computing basic and
diluted income/loss per common share    159,431,861     156,548,902     153,605,863     29,418,828      21,297,410       17,772,228


BALANCE SHEET DATA:

Working Capital                          13,186,061      19,957,833       4,470,426      4,994,124         514,238         (515,173)

Total Assets                             37,098,032      60,641,778      48,891,847     20,744,959       4,453,406        1,851,185

Long-term obligations                     2,354,627       1,730,107       1,684,158             --              --               --

Stock holders' Equity                    33,353,132      55,571,566      45,047,246     19,872,327       3,636,773        1,207,296

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

                                       42








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

         o        Each of our directors

         o        Each of our named executive officers

         o        All of our directors and executive officers as a group; and

         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

               Name and Address                   Amount and Nature of Beneficial      Percent of Class of
               of Beneficial Owner                   Ownership of Common Stock             Common Stock
               --------------------------        --------------------------------      ----------------------
               Colin St.Gerard Binny                      22,111,888 (1)                      13.87%
               112 Middle Road #08-01                       (Indirect)
               Midland House
               Singapore 188970

               Sakae Torisawa                                1,712,808                        1.07%
               112 Middle Road #08-01                         (Direct)
               Midland House
               Singapore 188970

               Zee Moey Ngiam                                    0                              0%
               112 Middle Road #08-01                        (Direct)
               Midland House
               Singapore 188970

               Francis Foong                                     0                              0%
               Former officer and director                   (Direct)
               112 Middle Road #08-01
               Midland House
               Singapore 188970

               All Directors and Officers                   23,824,696                         15%
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


                               Amaru, Inc.



                               BY: /s/ Leong Hin Chua
                                     -------------------
                                     Leong Hin Chua, President and CEO
                               Date: August 6, 2010


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: August 6, 2010
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: August 6, 2010
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: August 6, 2010
----------------------
Zee Moey Ngiam


/s/ Leong Hin Chua      Director                                    Date: August 6, 2010
----------------------
Leong Hin Chua


/s/ Percy Chua Soo Lian Director                                    Date: August 6, 2010
-----------------------
Percy Chua Soo Lian


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
                        ============   ============    ============    ============



           See accompanying notes to consolidated financial statements


                                      F-7b





                                                 AMARU, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEAR ENDED DECEMBER 31, 2008, 2007 AND 2006


                                                                                       FOR THE YEAR ENDED
                                                                        DECEMBER 31,       DECEMBER 31,       DECEMBER 31
                                                                            2008              2007               2006
                                                                        ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                                 $(17,229,866)      $  5,088,792       $  1,250,529
      Adjustments for:
      Amortization                                                         1,132,810          3,305,000          1,133,184
      Depreciation                                                           635,119            575,015            235,993
      Allowance for doubtful debts                                                --             54,154                 --
      (Gain) loss on disposal of equipment                                   193,814             10,230                 --
      Intangible asset written off                                                --          2,420,227                 --
      Impairment loss on associate                                         4,928,506                 --                 --
      Impairment loss on intangible asset                                  3,762,777                 --                 --
      (Gain) loss on sale of investment available for sale                   750,421                 --           (185,686)
      Gain on dilution of interest in subsidiary                                  --         (2,483,872)                --

      Net change in fair value of financial assets at fair
      value through Profit or Loss-held for trading                        2,744,380            466,000                 --
      Acquisition of investment in exchange for account receivable                --         (5,090,000)        (3,000,000)
      Common stock issued and subscribed for services                             --             60,000            249,000
      Common stock issued in exchange for prepayment of investment                --          3,733,333                 --
      Deferred tax                                                          (947,099)           179,103                 --
      Share of loss of associate                                              13,778             23,832                 --

Changes in operation assets and liabilities
      Accounts receivable                                                    609,879         (8,192,096)        (1,264,276)
      Inventories                                                            513,095            532,386         (1,677,354)
      Other current assets                                                   283,321         (3,707,343)          (304,318)
      Accounts payable and accrued expenses                               (1,748,716)           966,643          1,445,486
      Other payables                                                         (94,547)           100,005                 --
      Income tax payable                                                          --            (53,045)           668,713
                                                                        ------------       ------------       ------------
Net cash used in operating activities
                                                                          (4,452,328)        (2,011,636)        (1,448,729)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of equipment                                     87,068                885                 --
      Proceeds from sale of investment available for sale                  1,563,852                 --          1,238,001
      Acquisition of equipment                                              (152,364)        (1,167,532)        (1,014,543)
      Acquisition of intangible assets                                       (74,576)        (2,531,410)        (9,427,844)
      Acquisition of associate                                                    --            (66,115)                --
      Acquisition of investments available for sale                               --                 --         (3,041,071)
                                                                        ------------       ------------       ------------
Net cash generated (used) in by investing activities                       1,423,980         (3,764,172)       (12,245,457)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                            (106,632)                --            (58,392)
      Advance from related party                                                  --            155,313                 --
      Proceeds from hire purchase creditor                                        --             68,052                 --
      Repayment of obligation under capital lease                            (10,412)                --                 --
      Receipts from convertible term loan                                  2,307,796                 --                 --
      Issuance of common stock for cash                                           --                 --         11,270,743
      Capital contributed by minority shareholders                                --          5,580,000                 --
                                                                        ------------       ------------       ------------
Net cash provided by financing activities                                  2,190,752          5,803,365         11,212,351
Effect of exchange rate changes on cash and cash equivalents                      --                 --                 --
                                                                        ------------       ------------       ------------
CASH FLOWS FROM ALL ACTIVITIES                                              (837,596)            27,557         (2,481,835)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           2,322,541          2,294,984          4,776,819
                                                                        ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $  1,484,945       $  2,322,541          2,294,984
                                                                        ============       ============       ============








SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Acquisition of investments (1)                                       $         --    $  5,090,000      $         --
                                                                     ============    ============      ============
Common stock in exchange for acquisition of film library             $         --    $        --       $  8,740,000
                                                                     ============    ============      ============
Common stock in exchange for prepayment of investment (2)            $         --    $  3,733,333      $         --
                                                                     ============    ============      ============
Cancellation of stock issued for prepayment of investment              (3,733,333)   $         --      $         --
                                                                     ============    ============      ============
Subscribed common stock issued                                       $         --    $         --      $  4,256,880
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

   2.7   FILM LIBRARY

          Previously, the Company accounted for its film library under SFAS 142, "Goodwill and other intangible assets." The Company has changed its accounting policy to account for its film library in accordance with SOP 00-2,"Accounting for Producers and Distributors of Films." This change in accounting policy had no material impact on the Company's financial statements as of December 31, 2008 and 2007, respectively. Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method in accordance with SOP 00-2, "Accounting for Producers and Distributors of Films," whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value. The valuation of investment in films is reviewed on a overall basis, when an event or change in circumstances indicates that the fair value of the film library is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates


   2.8   INTANGIBLE ASSETS

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


    2.12 Fair Value of Financial Instruments

         FAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are described below:

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

          The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

          The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2008:

                              Total        Level 1       Level 2       Level 3
                            ---------     ---------     ---------     ---------
Assets:

Equity securities held
for trading                 $ 179,620     $ 179,620     $      --     $      --
                            ---------     ---------     ---------     ---------
                            $ 179,620     $ 179,620     $      --     $      --
                            =========     =========     =========     =========


The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy since it is valued using quoted market prices and are reported on the active market on which the securities are tracked.

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
==========================================================================================================

                        AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006



8. EQUITY METHOD INVESTMENT
                                                     DECEMBER 31,  DECEMBER 31,
                                                        2008           2007
                                                     -----------    -----------
         Fair value of investment in associate       $ 3,693,650    $ 3,693,650
         Goodwill                                      1,272,465      1,272,465
         Share of post-acquisition loss                  (37,609)       (23,832)
                                                     -----------    -----------
                                                     $ 4,928,506    $ 4,942,283
         Impairment loss                              (4,928,506)            --
                                                     -----------    -----------
                                                              --    $ 4,942,283
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
                                                     ===========    ===========



11. COMMITMENTS

         As of the balance sheet date, the Group has the following capital commitments:

                                            December 31,  DECEMBER 31,
                                                2008           2007
                                             ----------     ----------
         CAPITAL COMMITMENTS:
         Contracted but not provided for
                Film library                 $  110,171     $  118,073
                Set-top boxes                $2,074,825     $2,074,825
                                             ----------     ----------
                                             $2,184,996     $2,192,898
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


         Reconciliation: -

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
                                                 ===========        ===========     ============

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2008, 2007 AND 2006


15. SALE OF IPTV PLATFORM

          In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $1,000,000 in cash and $4,000,000 in publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at December 31, 2008, which comprises of two portions: the first portion of $2 million to be settled fully in cash of the buyer and the other portion of $7,500,000 million will be reinvested in the form of joint venture with the buyer as stated in the terms of the sale agreement.

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