Form 10-Q/A
period 2009-03-31
AMARU INC
filed 2010-08-06
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q/A-1
                             Amendment no.1 to Form 10-Q
                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      159,431,861 shares
-----------------------------                 ---------------------------------
          (Class)                               (Outstanding at April 30, 2009)


                           AMARU, INC. AND SUBSIDIARIES
                       2009 Quarterly Report on Form 10-Q/A-1
                                Table of Contents


PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                    F-2
Consolidated Statements of Income                                              F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income        F-4 to F-5
Consolidated Statements of Cash Flows                                          F-6
Notes to Consolidated Financial Statements                                     F-7 to F-25

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS                                        1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK            7

ITEM 4:  CONTROLS AND PROCEDURES                                               9


PART II:  OTHER INFORMATION
---------------------------

ITEM 1:  LEGAL PROCEEDINGS                                                     11
ITEM 1A: RISK FACTORS                                                          11
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS            15
ITEM 3: DEFAULTS UPON SENIOR SECURITIES                                        15
ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    15
ITEM 5: OTHER INFORMATION                                                      15
ITEM 6:  EXHIBITS                                                              15

SIGNATURES




                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                  MARCH 31,      DECEMBER 31,
                                                    2009             2008
                                                 ------------    ------------
                                                 (Unaudited)

ASSETS
Current assets
Cash and cash  equivalents                       $  1,056,420    $  1,484,945
Accounts receivable, net of allowance of
$110,918 and $1,055,855 at March 31, 2008 and
December 31, 2008 respectively                        133,302         134,710
Accounts receivable from sale of IPTV Platform      9,500,000       9,500,000
Equity securities held for trading                    170,329         179,620
Other current assets                                  566,376         230,293
Inventories                                           642,268         644,153
                                                 ------------    ------------
Total current  assets                              12,068,695      12,173,721
                                                 ------------    ------------

Non-current assets
Property and equipment, net                           905,430       1,033,506
Film Library, net                                  18,522,856      18,667,290
Intangible assets, net                              2,174,765       2,204,766
Investments - Cost                                  3,018,749       3,018,749
                                                 ------------    ------------

Total non-current assets                           24,621,800      24,924,311
                                                 ------------    ------------
Total assets                                     $ 36,690,495    $ 37,098,032
                                                 ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses            $  1,586,061    $  1,319,897
Others  payable                                            --           5,458
Advances from related parties                              --          48,681
Capital lease payable - short term                     10,319          10,809
Income taxes payable                                    5,428           5,428
                                                 ------------    ------------
Total current liabilities                           1,601,808       1,390,273
                                                 ------------    ------------
Deferred tax liabilities                                   --              --
Convertible term loan                               2,339,045       2,307,796

Capital lease payable - long term                      42,131          46,831
                                                 ------------    ------------
Total non-current liabilities                       2,381,176       2,354,627
                                                 ------------    ------------

Total liabilities                                   3,982,984       3,744,900

Commitments                                                --              --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000               --              --
shares authorized;
0 shares issued and outstanding at March 31,
2009 and December 31, 2008, respectively

Common stock (par value $0.001) 200,000,000           154,098         154,098
shares authorized;154,098,528 shares issued
and outstanding at March 31, 2009 and December
31, 2008, respectively

Additional paid-in capital                         39,190,666      39,190,666

Accumulated Deficit                               (10,273,917)     (9,726,413)
Accumulated other comprehensive income                968,406         968,406

Noncontrolling interest                             2,668,258       2,766,375
                                                 ------------    ------------
Total stockholders' equity                         32,707,511      33,353,132
                                                 ------------    ------------

Total liabilities and shareholders' equity       $ 36,690,495    $ 37,098,032
                                                 ============    ============

           See accompanying notes to consolidated financial statements




                             AMARU, INC. & SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF INCOME
                                     (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED
                                                        --------------------------------
                                                           MARCH 31,         MARCH 31,
                                                             2009              2008
                                                        --------------    --------------

Revenue:


Entertainment                                           $       16,813    $       34,993

Digit gaming                                                        --                --
                                                        --------------    --------------
Total revenue                                                   16,813            34,933

Cost of services                                               (55,053)         (163,045)
                                                        --------------    --------------

Gross loss                                                     (38,240)         (128,052)

Distribution costs                                             (32,681)         (986,116)

Administrative expenses                                       (533,705)       (1,038,502)
                                                        --------------    --------------
Total expenses                                                (566,386)       (2,024,618)
                                                        --------------    --------------


Loss from operations                                          (604,626)       (2,152,670)

Other (expenses) income

   Interest expenses                                           (31,771)             (543)

   Interest income                                                  67             5,443

   Gain on disposal of equipment                                    --             1,888

   Loss on disposal of investment available for sales               --          (397,755)

   Net change in fair value of financial assets at
   Fair value securities for trading                            (9,291)               --

   Share of loss of associate                                       --            (9,368)
                                                        --------------    --------------

Loss before income taxes                                      (645,621)       (2,553,005)

Benefit for income taxes                                            --            17,000

                                                        --------------    --------------
Net loss                                                $     (645,621)   $   (2,536,005)
                                                        ==============    ==============
Attributable to:
Equity holders of the company                                 (547,504)       (2,352,022)

Noncontrolling interest                                        (98,117)         (183,983)

                                                        --------------    --------------
Net (loss) income                                       $     (645,621)   $   (2,536,005)
                                                        ==============    ==============

Net loss per share attributable to
Amaru, Inc. - basic and diluted                         $       (0.004)   $       (0.016)
                                                        ==============    ==============
Weighted average number of common shares outstanding
- basic and diluted                                        159,431,861       159,431,861
                                                        ==============    ==============

             See accompanying notes to consolidated financial statements




                                                   AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                          FOR THE YEAR ENDED DECEMBER 31, 2008 and the three months ended March 31, 2009



                                 PREFERRED STOCK                COMMON STOCK
                           ---------------------------   ---------------------------
                              NUMBER          PAR           NUMBER           PAR                          SUBSCRIBED
                                OF           VALUE           OF            VALUE      ADDITIONAL PAID-     COMMON       ACCUMULATED
                              SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL        STOCK          DEFICIT
                           ------------   ------------   ------------   ------------   --------------   ------------   ------------
Balance at December
    31, 2007                        --            --     159,431,861    $    159,431    $ 42,918,666    $         --   $  5,650,447

Net loss                            --             --             --              --              --              --    (15,376,860)

Common stock received in
Cancellation of exchange
for Repayment of investment         --             --     (5,333,333)         (5,333)     (3,728,000)             --             --

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                          --             --             --              --              --              --             --


Comprehensive
    income                          --             --             --              --              --              --             --
                           ------------   ------------   -----------    ------------   --------------   ------------   ------------
Balance at December
    31, 2008                        --              --   154,098,528    $    154,098    $ 39,190,666    $         --   $ (9,726,413)
                           ============   ============   ============   ============   ==============   ============   ============

                                                                                                                      (CONTINUED)


                                   See accompanying notes to consolidated financial statements

                                                               F-4









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

                                                               F-5








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
                        ============   ============    ============    ============




            See accompanying notes to consolidated financial statements

                                       F-5a








                                  AMARU, INC. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                FOR THE THREE MONTHS ENDED
                                                               -----------------------------
                                                               March 31, 2009  March 31, 2008
                                                                 -----------    -----------

                                                                  (Unaudited)    (Unaudited)


CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss including noncontrolling interest                   $  (645,621)   $(2,536,005)
    Share of loss (profit) of investment                                  --          9,368
    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                     207,786        298,135
    Depreciation                                                     128,076        170,699
    Gain on disposal of equipment                                         --         (1,888)
    Loss on disposal of investment available for sales                    --        397,755
    Deferred taxes                                                        --        (17,000)
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                            9,291             --

 Changes in operation assets and liabilities
    Accounts receivables                                               1,408        597,207
    Inventories                                                        1,885          8,833
    Others current assets                                           (336,083)        72,444
    Accounts payable and accrued expenses                            266,164       (507,550)
    Other payables                                                    (5,458)        39,997
                                                                 -----------    -----------
Net cash used in operating activities                               (372,552)    (1,468,005)
                                                                 -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                              --             --
    Proceeds from disposal of equipment                                   --          2,991
    Acquisition of intangible assets                                  (2,102)       (48,964)
    Proceeds from disposal of investment available for sale               --        400,587
                                                                 -----------    -----------
Net cash provided by (used in) investing activities                   (2,102)       354,614

                                                                 -----------    -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Advance from related parties                                           --         11,890
   Repayment of related parties                                      (48,681)            --
   Repayments of obligations under finance leases                     (5,190)        (2,723)
                                                                  -----------    -----------
Net cash provided by (used in) financing activities                  (53,871)         9,167
                                                                 -----------    -----------
Effect of exchange rate changes on cash and cash equivalents              --          3,025
                                                                 -----------    -----------

Cash flows from all activities                                      (428,525)    (1,101,199)

Cash and cash equivalents at beginning of period                   1,484,945      2,322,541
                                                                 -----------    -----------

Cash and cash equivalents at end of period                       $ 1,056,420    $ 1,221,342
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

         In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 ("SFAS . 160"). SFAS 160 establishes accounting and reporting standards of ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal periods beginning after December 15, 2008. The adoption of SFAS 160 did not have a material impact on the Company's financial statements.

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

  2.7   FILM LIBRARY


         Previously, the Company accounted for its film library under SFAS 142, "Goodwill and other intangible assets." The Company has changed its accounting policy to account for its film library in accordance with SOP 00-2, "Accounting for Producers and Distributors of Films." This change in accounting policy had no material impact on the Company's financial statements as of March 31, 2009 and December 31, 2008, respectively.

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

         Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The license was suspended, see Note 14.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008





  2.10   Valuation of Long-Lived Assets

         The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the quarter ended March 31, 2009 and 2008, respectively.

  2.11  Fair Value of Financial Instruments

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

         The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of March 31, 2009:

                              Total        Level 1       Level 2       Level 3
                            ---------     ---------     ---------     ---------
Assets:

Equity securities held
for trading                 $ 170,329     $ 170,329     $      --     $      --
                            ---------     ---------     ---------     ---------
                            $ 170,329     $ 170,329     $      --     $      --
                            =========     =========     =========     =========


The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

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



  2.15   Revenues

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

         The Company recognizes digit games revenue in accordance with Accounting Standard Codification (ASC) 924-605-25. Gaming revenues from our digit games are recognized and reported as the net of winnings from the digit games activities collected over the period, that is the difference between gaming wins and losses, not the total amount wagered. Gaming revenue is recognized net of winnings. The digit game operations have been suspended. See note 14.


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
                                                    ========   ========

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an unrealized loss of $9,291.

         The investments in quoted equity securities comprised of 34,000,000 common shares of PT Agis at the market value of US$ 0.00501 and US$ 0.00528 per share as of March 31, 2009 and December 31, 2008, respectively.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.


4.       OTHER CURRENT ASSETS

         Other current assets consist of the following:

                     MARCH 31,    DECEMBER 31,
                        2009         2008
                      --------     --------

Prepayments           $ 58,233     $ 70,108
Deposits               430,175       69,995
Other receivables       77,968       90,190
                      --------     --------
                      $566,376     $230,293
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

6. FILM LIBRARY

         Film library consist of the following:

                                              March 31,           DECEMBER 31,
                                                2009                 2008
                                            -----------          -----------
          Acquired Film Library             $23,166,228          $23,164,126
                                            -----------          -----------
          Accumulated Amortization           (4,643,372)          (4,496,836)
                                            -----------          -----------
          Film Library, Net                 $18,522,856          $18,667,290
                                            ===========          ===========

         Amortization expense was $146,536 for the three months ended March 31, 2009.

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                 MARCH 31,         DECEMBER 31,
                                                   2009               2008
                                               ------------        ------------

          FINITE-LIVED INTANGIBLE ASSET
          Gaming license                          7,090,000           7,090,000
          Product development expenditures          719,220             719,220
          Software license                           12,649              12,649
                                               ------------        ------------
                                                  7,821,869           7,821,869
          Accumulated amortization               (1,884,327)         (1,854,326)
                                               ------------        ------------
                                                  5,937,542           5,967,543
                                               ------------        ------------
          Impairment loss                        (3,762,777)         (3,762,777)
                                               ------------        ------------
                                               $  2,174,765        $  2,204,766
                                               ============        ============

         Amortization expense was $30,001 for the three months ended March 31, 2009 and $298,135 for the three months ended March 31, 2008.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



8.       INVESTMENTS HELD AT COST

         Investments held at cost consist of the following unquoted securities:

                                              MARCH 31,        DECEMBER 31,
                                                 2009              2008
                                              ----------        ----------
                Non Current:

                  M2B Game World Pte Ltd.        616,136           616,136

                  Dai Long Co., Ltd.           2,402,613         2,402,613

                                              ----------        ----------
                                              $3,018,749        $3,018,749
                                              ==========        ==========

         The Company's $616,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the quarter ended March 31, 2009.

         The Company's $2,402,613 investment held at cost relates to its investment in Dai Long Co., Ltd. for the Grand Dragon Resort located in Cambodia. The resort holds a valid casino license and includes a hotel, gaming tables and a duty free shop. This investment is subject to numerous risks, including:

            -   difficulty enforcing agreements through Cambodia's legal system;
            -   general economic and political conditions in Cambodia; and
            - the Cambodian government may adopt regulation or take other actions that could directly or indirectly harm the equity method investment's business or strategy.

         The occurrence of any one of the above risks could harm the resorts business and results of operations. Management reviews this investment on a quarterly basis and has noted no impairment for the quarter ended March 31, 2009.

                            AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2009 AND 2008



9.       COMMITMENTS AND CONTINGENCIES

         As of the balance sheet date, the Group has the following capital commitments:

                                                 MARCH 31,        DECEMBER 31,
                                                    2009              2008
                                                 ----------        ----------
          CAPITAL COMMITMENTS:
          Contracted but not provided for
                 Film library                    $  108,000        $  110,171
                 Set-top boxes                    2,074,825         2,074,825
                                                 ----------        ----------
                                                 $2,182,825        $2,184,996
                                                 ==========        ==========

         Capital Leases

         The following summarizes the Company's capital lease obligations at March 31, 2009 and 2008, respectively:

                                                          2009         2008
                                                        --------     --------
          Future minimum lease payments                 $ 62,914     $ 69,141

          Less: amounts representing interest            (10,464)     (11,500)
                                                        --------     --------
          Present value of net minimum lease payments     52,450       57,641

          Less: current portion                          (10,319)     (10,809)
                                                        --------     --------
                                                        $ 42,131     $ 46,832
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

         During the period, the Group entered into the following transactions with a related party:

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

The decrease in administrative expenses for the period ended March 31, 2009 was attributed mainly to the decrease in:


o Depreciation and amortization. Equipment depreciation, film library amortization, convertible term loan amortization and license amortization had decreased by $132,972 (28 %), from $468,834 for the three months ended March 31, 2008 to $ 335,862 for the period ended March 31, 2009. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2008.

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

Net loss for the three months ended March 31, 2009, was $645,621 which decreased by $1,890,384 (74%) from net loss of $2,536,005 for the three months ended March 31, 2008. The decrease was mainly due as a result of costs reduction measures to reduce operating costs.

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

         In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of March 31, 2009, based on these criteria. Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

         There were no changes in Internal Control Over Financial Reporting during the quarter ended March 31, 2009, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of March 31, 2009, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

THE COMPANY COULD BE AFFECTED BY THE GLOBAL ECONOMIC DOWNTURN.

The global economy is undergoing a massive downturn in 2009, which commenced in the second half of 2008. Many countries are faced with negative growth rates. Where the media industry is concerned, major corporations have began to reduce their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues and expects to be significantly affected in 2008 and 2009 by the downsizing in advertising spent, especially in countries where the WOWtv service is expected to roll out.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


August 6, 2010                           /s/ Leong Hin Chua
------------                             ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer