Form 10-Q/A
period 2009-06-30
AMARU INC
filed 2010-08-06
CIK 1139822

                                UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q / A-2
                         Amendment no.2 to Form 10-Q
                                   Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2009

                                       OR

            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                    For the transition period from to _______

                        Commission File Number 000-32695

                                   Amaru, Inc.
-------------------------------------------------------------------------------
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
Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                           159,431,861 shares
-----------------------------                     -----------------------------
          (Class)                                 (Outstanding at July 31, 2009)

                           AMARU, INC. AND SUBSIDIARIES
                       2009 Quarterly Report on Form 10-Q/A-2
                                Table of Contents


PART I:  FINANCIAL INFORMATION
-------------------------------------------------------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets                                                  F-2
Consolidated Statements of Income                                            F-3
Consolidated Statement of Stockholders' Equity and Comprehensive
   Income                                                             F-4 to F-5
Consolidated Statements of Cash Flows                                        F-6
Notes to Consolidated Financial Statements                           F-7 to F-21

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

SIGNATURES


                              AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30,       DECEMBER 31,
                                                             2009              2008
                                                          ------------     ------------
                                                          (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                                 $    324,025     $  1,484,945
Accounts receivable, net of allowance of
  $113,015 and $1,055,855 at June 30, 2009 and
  December 31, 2008 respectively                               135,535          134,710
Accounts receivable from sale of IPTV Platform               9,500,000        9,500,000
Equity securities held for trading                             463,420          179,620
Other current assets                                           290,149          230,293
Inventories                                                    642,268          644,153
                                                          ------------     ------------
Total current assets                                        11,355,397       12,173,721

Non-current assets
Property and equipment, net                                    796,970        1,033,506
Film Library, net                                           18,387,743       18,667,290
Intangible assets, net                                       2,144,765        2,204,766
Investments held at cost                                     3,018,749        3,018,749
                                                          ------------     ------------
Total non-current assets                                    24,348,227       24,924,311
                                                          ------------     ------------
Total assets                                              $ 35,703,624     $ 37,098,032
                                                          ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                     $  1,051,789     $  1,319,897
Others payable                                                      --            5,458
Advances from related parties                                       --           48,681
Capital lease payable - short term                              10,700           10,809
Income taxes payable                                             5,428            5,428
                                                          ------------     ------------
Total current liabilities                                    1,067,917        1,390,273
                                                          ------------     ------------

Convertible term loan                                        2,370,296        2,307,796
Capital lease payable - long term                               41,012           46,831
                                                          ------------     ------------
Total non-current liabilities                                2,411,308        2,354,627
                                                          ------------     ------------

Total liabilities                                            3,479,225        3,744,900

Commitments                                                         --               --

Amaru, Inc. stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares                 --               --
  authorized; 0 shares issued and outstanding at
  June 30, 2009 and December 31, 2008, respectively
Common stock (par value $0.001) 200,000,000 shares             154,098          154,098
  authorized;154,098,528 shares issued and outstanding
  at June 30, 2009 and December 31, 2008, respectively
Additional paid-in capital                                  39,190,666       39,190,666
Accumulated Deficit                                        (10,700,301)      (9,726,413)
Accumulated other comprehensive income                         968,406          968,406
                                                          ------------     ------------
Total Amaru, Inc. stockholders' equity                      29,612,869       30,586,757

Noncontrolling interest                                      2,611,530        2,766,375
                                                          ------------     ------------
Total equity                                                32,224,399       33,353,132
                                                          ------------     ------------
Total liabilities and shareholders' equity                $ 35,703,624     $ 37,098,032
                                                          ============     ============



              See accompanying notes to consolidated financial statements




                                         AMARU, INC. & SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF INCOME
                                                 (UNAUDITED)


                            FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                       -------------------------------     -------------------------------
                         June 30, 2009     June 30, 2008     June 30,2009     June 30, 2008
                        -------------     -------------     -------------     -------------

Revenue:

Entertainment           $      30,820     $      48,169     $      14,007     $      13,176
Digit gaming                       --                --                --                --
                        -------------     -------------     -------------     -------------
Total revenue                  30,820            48,169            14,007            13,176

Cost of services             (111,143)         (265,008)          (56,090)         (101,963)
                        -------------     -------------     -------------     -------------
Gross loss                    (80,323)         (216,839)          (42,083)          (88,787)

Distribution costs            (97,122)       (1,067,086)          (64,441)          (80,970)
Administrative expenses    (1,171,647)       (1,941,146)         (637,942)         (902,644)
                         -------------     -------------     -------------     -------------
Total expenses             (1,268,769)       (3,008,232)         (702,383)         (983,614)
                         -------------     -------------     -------------     -------------

Loss from operations       (1,349,092)       (3,225,071)         (744,466)       (1,072,401)

Other (expenses) income
 Interest expense             (63,545)           (1,111)          (31,774)             (568)
 Interest income                  104             8,970                37             3,527
 Gain on disposal of equipment     --             1,888                --                --
Loss on disposal of
investment available for sale      --          (442,051)               --           (44,296)
Net change in fair value of financial
 assets at Fair value securities
for trading                    283,800        (1,385,000)          293,091        (1,385,000)
Share of loss of associate          --           (12,546)               --            (3,718)
                          -------------     -------------     -------------     -------------
Loss before income taxes    (1,128,733)       (5,054,921)         (483,112)       (2,502,456)

Benefit for income taxes            --           947,099                --           826,000
                          -------------     -------------     -------------     -------------

Net (loss) including
noncontrolling interest  $  (1,128,733)    $  (4,107,822)    $    (483,112)    $  (1,676,456)
                          =============     =============     =============     =============

Less: Net (loss) attributable to
 noncontrolling interest      (154,845)         (406,665)          (56,728)         (241,732)
                          -------------     -------------     -------------     -------------

Net (loss) attributable to
Amaru, Inc.              $    (973,888)    $  (3,701,157)    $    (426,384)    $  (1,434,724)
                          =============     =============     =============     =============
Earnings per share attributable to Amaru, Inc.
 common shareholders
- - Basic and diluted    $       (0.01)    $       (0.03)    $      (0.003)    $       (0.01)
                          =============     =============     =============     =============

Weighted average number of Amaru, Inc. common
 shares outstanding
- - Basic and diluted       154,098,528       154,098,528       154,098,528       154,098,528
                           =============     =============     =============     =============


                                See accompanying notes to consolidated financial statements

                                                            F-3











                                                   AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                                            (UNAUDITED)



                              PREFERRED STOCK                COMMON STOCK
                        ---------------------------   ---------------------------
                                 NUMBER        PAR          NUMBER           PAR         ADDITIONAL
                                   OF         VALUE           OF            VALUE         PAID-In        COMMON         RETAINED
                                 SHARES      ($0.001)       SHARES         ($0.001)       CAPITAL         STOCK         EARNINGS
                               ----------   ----------   ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2007           --           --    159,431,861    $    159,431   $ 42,918,666   $         --   $  5,650,447

Common stock received in
Cancellation of exchange for
Repayment of investment                --           --     (5,333,333)         (5,333)    (3,728,000)            --             --

Net loss                               --           --             --              --             --             --    (15,376,860)

Change in fair value
of available
for-sale-equity
securities, net
of tax                                 --           --             --              --             --             --             --

Comprehensive loss                     --           --             --              --             --             --             --
                               ----------   ----------   ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2008           --           --    154,098,528    $    154,098   $ 39,190,666   $         --   $ (9,726,413)
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
                               ============   ============    ============    ============



           See accompanying notes to consolidated financial statements

                                       F-5













                                      AMARU, INC. & SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             FOR THE SIX MONTHS ENDED
                                                                            --------------------------
                                                                          JUNE 30 2009   June 30, 2008
                                                                            -----------    -----------
                                                                            (Unaudited)   (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) including noncontrolling interest                            $(1,128,733)    (4,107,822)
    Adjustments to reconcile net income including noncontrolling interest to cash and cash equivalents used or provided by operations:
    Amortization                                                                349,255        585,042
    Depreciation                                                                253,121        340,450
    Gain on disposal of equipment                                                    --         (1,888)
    Loss on disposal of investment available for sales                               --        442,051
    Deferred taxes                                                                   --       (947,099)
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                                    (283,800)     1,385,000
    Share of loss of Equity Method Investment                                        --         12,546

 Changes in operation assets and liabilities
    Accounts receivables                                                           (825)       586,233
    Inventories                                                                   1,885          9,844
    Others current assets                                                       (59,856)        42,435
    Accounts payable and accrued expenses                                      (268,108)      (699,947)
    Other payables                                                               (5,458)       (60,005)
                                                                            -----------    -----------
Net cash used in operating activities                                        (1,142,519)    (2,413,160)
                                                                            -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                                    (16,585)        (7,640)
    Proceeds from disposal of equipment                                              --          2,684
    Acquisition of intangible assets                                             (9,707)       (50,125)
    Proceeds from disposal of investment available for sale                          --      1,379,767
                                                                            -----------    -----------
Net cash provided by (used in) investing activities                             (26,292)     1,324,686
                                                                            -----------    -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayment of related parties                                                 (48,681)        (1,769)
   Repayments of obligations under capital leases                                (5,928)       (31,520)
   Receipts from convertible term loan                                           62,500             --
                                                                            -----------    -----------
Net cash provided by (used in) financing activities                               7,891        (33,289)
                                                                            -----------    -----------
Effect of exchange rate changes on cash and cash equivalents                         --             --
                                                                            -----------    -----------

Cash flows from all activities                                               (1,160,920)    (1,121,763)

Cash and cash equivalents at beginning of period                              1,484,945      2,322,541
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $   324,025    $ 1,200,778
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

  2.7  FILM LIBRARY

     Previously, the Company accounted for its film library under SFAS 142, "Goodwill and other intangible assets." The Company has changed its accounting policy to account for its film library in accordance with SOP 00-2, "Accounting for Producers and Distributors of Films." This change in accounting policy had no material impact on the Company's financial statements as of June 30, 2009 and December 31, 2008, respectively.

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

  2.10   Valuation of Long-Lived Assets

     The Company evaluates the carrying value of long-lived assets to be held and used, other than intangible assets with indefinite lives, when events or circumstances warrant such a review. No impairment losses were recorded for the quarter ended June 30, 2009 and 2008, respectively.


  2.11 Fair Value

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

     The following table sets forth the Companys financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by FAS 157, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

     The table below sets forth a summary of the fair values of the Companys financial assets and liabilities as of March 31, 2009:

                              Total        Level 1       Level 2       Level 3
                            ---------     ---------     ---------     ---------
Assets:

Equity securities held
for trading                 $ 463,420     $ 463,420     $      --     $      --
                            ---------     ---------     ---------     ---------
                            $ 463,420     $ 463,420     $      --     $      --
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
                                                  ============     ============

     The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an unrealized gain of $283,800.

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


6. FILM LIBRARY

         Film library consist of the following:

                                              June 30,           DECEMBER 31,
                                                2009                 2008
                                            -----------          -----------
          Acquired Film Library             $23,173,833          $23,164,126
                                            -----------          -----------
          Accumulated Amortization           (4,786,090)          (4,496,836)
                                            -----------          -----------
          Film Library, Net                 $18,387,743          $18,667,290
                                            ===========          ===========

       Amortization expense was $289,254 for the six months ended June 30, 2009.

7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                 June 30,         DECEMBER 31,
                                                   2009               2008
                                               ------------        ------------

          FINITE-LIVED INTANGIBLE ASSET
          Gaming license                          7,090,000           7,090,000
          Product development expenditures          719,220             719,220
          Software license                           12,649              12,649
                                               ------------        ------------
                                                  7,821,869           7,821,869
          Accumulated amortization               (1,914,327)         (1,854,326)
                                               ------------        ------------
                                                  5,907,542           5,967,543
                                               ------------        ------------
          Impairment loss                        (3,762,777)         (3,762,777)
                                               ------------        ------------
                                               $  2,144,765        $  2,204,766
                                               ============        ============


Amortization expense was $60,001 for the six months ended June 30, 2009.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


8. INVESTMENTS HELD AT COST

      Investments available-for-sale consist of the following:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
      Non Current :
        M2B Game World Pte., Ltd.                      $616,136     $    616,136
        Dai Long Co., Ltd.                            2,402,613        2,402,613
                                                  ------------     ------------
                                                  $  3,018,749     $  3,018,749
                                                  ============     ============

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

The Company's $2,402,613 investment held at cost relates to its investment in Dai Long Co., Ltd. for the Grand Dragon Resort located in Cambodia. The resort holds a valid casino license and includes a hotel, gaming tables and a duty free shop. This investment is subject to numerous risks, including:

    - difficulty enforcing agreements through Cambodia's legal system;
    - general economic and political conditions in Cambodia; and
    - the Cambodian government may adopt regulation or take other actions that could directly or indirectly harm the equity method investments business or strategy.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2009 AND 2008


9. COMMITMENTS

     As of the balance sheet date, the Group has the following capital commitments:

                                                     June 30,      December 31,
                                                      2009            2008
                                                  ------------     ------------
      CAPITAL COMMITMENTS:
      Contracted but not provided for
             Film library                         $    108,000     $    110,171
             Set-top boxes                           2,074,825        2,074,825
                                                  ------------     ------------
                                                  $  2,182,825     $  2,184,996
                                                  ============     ============

Capital Leases

     The following summarizes the Company's capital lease obligations at June 30, 2009:

                                                      2009             2008
                                                  ------------     ------------
     Future minimum lease payments                $     62,029     $     69,140
     Less: amounts representing interest               (10,317)         (11,500)
                                                  ------------     ------------
     Present value of net minimum lease payments        51,712           57,640

     Less: current portion                             (10,700)         (10,809)
                                                  ------------     ------------
                                                  $     41,012     $     46,831
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

In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of June 30, 2009, based on these criteria. Management is aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


August 6, 2010                           /s/ Leong Hin Chua
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Acting Chief Financial Officer