Form 10-Q/A
period 2009-09-30
AMARU INC
filed 2010-08-06
CIK 1139822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A-1

                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2009
                          Amendment no.1 to Form 10-Q

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

SIGNATURES


                          AMARU, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30,      DECEMBER 31,
                                                              2009              2008
                                                      ------------       ------------
                                                       (Unaudited)

ASSETS
Current assets
Cash and cash equivalents                             $    512,748       $  1,484,945
Accounts receivable, net of allowance
  of $9,750,322 and $1,055,855 at September 30, 2009
  and December 31, 2008 respectively                         1,223            134,710
Accounts receivable from sale of IPTV Platform                  --          9,500,000
Equity securities held for trading                         452,626            179,620
Other current assets                                       230,941            230,293
Inventories                                                642,268            644,153
                                                      ------------       ------------
Total current assets                                     1,839,806         12,173,721
                                                      ------------       ------------
Non-current assets
Property and equipment, net                                734,020          1,033,506
Film Library, net                                       18,258,342         18,667,290
Intangible assets, net                                   2,114,765          2,204,766
Investments held at cost                                 3,218,749          3,018,749
                                                      ------------       ------------
Total non-current assets                                24,325,876         24,924,311
                                                      ------------       ------------
Total assets                                          $ 26,165,682       $ 37,098,032
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                 $    928,176       $  1,319,897
Others payable                                                  --              5,458
Advances from related parties                                   --             48,681
Capital lease payable - short term                          10,952             10,809
Income taxes payable                                         5,428              5,428
Convertible term loan                                    2,401,546                 --
                                                      ------------       ------------
Total current liabilities                                3,346,102          1,390,273
                                                      ------------       ------------

Convertible term loan                                           --          2,307,796

Capital lease payable - long term                           39,241             46,831
                                                      ------------       ------------
Total non-current liabilities                               39,241          2,354,627
                                                      ------------       ------------

Total liabilities                                        3,385,343          3,744,900

Commitments                                                     --                 --

Stockholders' equity
Preferred stock (par value $0.001)                              --                 --
  5,000,000 shares authorized;
  0 shares issued and outstanding at June 30,
  2009 and December 31, 2008, respectively

Common stock (par value $0.001) 200,000,000                163,356            154,098
  shares authorized;163,356,168 shares issued
  and outstanding at September 30, 2009 and
  December 31, 2008, respectively

Additional paid-in capital                              40,107,172         39,190,666
Accumulated Deficit                                    (19,214,260)        (9,726,413)
Accumulated other comprehensive income                     968,406            968,406
                                                      ------------       ------------
Total Amaru, Inc stockholders' equity                   22,024,674         30,586,757
Noncontrolling interest                                    755,665          2,766,375
                                                      ------------       ------------
Total stockholders' equity                              22,780,339         33,353,132
                                                      ------------       ------------

Total liabilities and stockholders' equity            $ 26,165,682       $ 37,098,032
                                                      ============       ============


           See accompanying notes to consolidated financial statements





                                                    AMARU, INC. & SUBSIDIARIES
                                                 CONSOLIDATED STATEMENTS OF INCOME
                                                            (UNAUDITED)


                                                          FOR THE NINE MONTHS ENDED               FOR THE THREE MONTHS ENDED
                                                      ----------------------------------       ---------------------------------
                                                       September 30,       September 30,       September 30,       September 30,
                                                           2009                2008                2009                2008
                                                       -------------       -------------       -------------       -------------
Revenue:

Entertainment                                          $      39,900       $      55,568       $       9,080       $       7,399
Digit gaming                                                      --                  --                  --                  --
                                                       -------------       -------------       -------------       -------------

Total revenue                                                 39,900              55,568               9,080               7,399

Cost of services                                            (170,578)           (344,318)            (59,435)            (79,310)
                                                       -------------       -------------       -------------       -------------
Gross loss                                                  (130,678)           (288,750)            (50,355)            (71,911)

Distribution cost                                           (214,514)         (1,181,518)           (117,391)           (114,432)
Selling, general and Administrative expenses              (1,678,634)         (2,828,519)           (506,987)           (941,481)
Bad debt expense                                          (9,635,918)            (54,108)         (9,635,919)                 --
                                                       -------------       -------------       -------------       -------------
Total expenses                                           (11,529,066)         (4,064,145)        (10,260,297)         (1,055,913)
                                                       -------------       -------------       -------------       -------------

Loss from operations                                     (11,659,744)         (4,352,895)        (10,310,652)         (1,127,824)

Other (expenses) income

 Interest expense                                            (95,332)            (28,218)            (31,787)            (27,107)

 Interest income                                                 120              12,368                  16               3,398

 Gain on disposal of equipment                                    --               2,939                  --               1,051

Equipment written off                                        (16,607)                 --             (16,607)                 --
Loss on disposal of investment available for sale                 --            (465,888)                 --             (23,837)

Unrealized loss (gain) on trading securities                 273,006          (1,825,000)            (10,794)           (440,000)

Share of loss of associate                                        --             (18,173)                 --              (5,627)
                                                       -------------       -------------       -------------       -------------

Loss before income taxes                                 (11,498,557)         (6,674,867)        (10,369,824)         (1,619,946)

Benefit for income taxes                                          --             958,050                  --              10,951
                                                       -------------       -------------       -------------       -------------
Net income (loss)                                      $ (11,498,557)      $  (5,716,817)      $ (10,369,824)      $  (1,608,995)
                                                       =============       =============       =============       =============
Attribute to:
Equity holders of Amaru, Inc                           $  (9,487,847)      $  (5,089,581)      $  (8,513,959)      $  (1,388,424)
Noncontrolling interests                                  (2,010,710)           (627,236)         (1,855,865)           (220,571)
                                                       -------------       -------------       -------------       -------------

Earnings per share attributable to:
- Amaru, Inc, Basic and diluted                        $       (0.07)      $       (0.03)      $       (0.06)      $       (0.01)
                                                       =============       =============       =============       =============

Weighted average number of common
shares outstanding
- basic and diluted                                      160,253,369         159,431,861         161,869,595         159,431,861
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
                        ============   ============   ============   ============   ==============    ============   ============

                                                                                                                      (CONTINUED)


                                   See accompanying notes to consolidated financial statements





                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2007            $     12,927   $  2,210,714    $  4,619,381    $ 55,571,566


Common stock received in
Cancellation of exchange for
Repayment of investment           --             --              --      (3,733,333)

Net loss                          --             --      (1,853,006)    (17,229,866)

Change in fair value
    of available
    for-sale-equity
    securities, net
    of tax                        --     (1,255,235)             --      (1,255,235)
                                                                        ------------
Comprehensive
    loss                          --             --              --     (18,485,101)
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2008            $     12,927   $    955,479    $  2,766,375    $ 33,353,132
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
                        ============   ============   ============   ============   ==============    ============   ============

                                                                                                                      (CONTINUED)


                                    See accompanying notes to consolidated financial statements





                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE     NONCONTROLLING   SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at December
    31, 2008            $     12,927   $    955,479    $  2,766,375    $ 33,353,132

Subscribed common
 Stock issue                      --             --              --         925,764

Net loss                          --             --      (2,010,710)    (11,498,557)

                                                                        ------------
Comprehensive
    loss                          --             --              --     (11,498,557)
                        ------------   ------------    ------------    ------------
Balance at September
    30, 2009            $     12,927   $    955,479    $    755,665    $ 22,780,339
                        ============   ============    ============    ============


                                   See accompanying notes to consolidated financial statements

                                                               F-5a




                                     AMARU, INC. & SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                       FOR THE NINE MONTHS ENDED
                                                                    -------------------------------
                                                                    September 30       September 30,
                                                                         2009              2008
                                                                    ------------       ------------
                                                                     (Unaudited)        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
    Net (loss) including noncontrolling interest                    $(11,498,557)      $ (5,716,817)

    Adjustments to reconcile net income to cash and cash
    equivalents used or provided by operations:
    Amortization                                                         602,406            872,105
    Depreciation                                                         356,566            504,813
    Equipment written off                                                 16,607                 --
    Allowance for doubtful debts                                       9,635,919                 --
    Gain on disposal of equipment                                             --             (2,939)
    Loss on disposal of investment available for sale                         --            465,888
    Deferred taxes                                                            --           (947,099)
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                             (273,006)         1,825,000
    Share of loss of Equity Method Investment                                 --             18,173

 Changes in operation assets and liabilities
    Accounts receivables                                                  (2,432)           587,781
    Inventories                                                            1,885             11,352
    Others current assets                                                   (648)           126,088
    Accounts payable and accrued expenses                               (391,721)        (1,219,758)
    Other payables                                                        (5,458)          (100,005)
                                                                    ------------       ------------
Net cash used in operating activities                                 (1,558,439)        (3,575,418)
                                                                    ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of equipment                                             (73,687)           (15,557)
    Proceeds from disposal of equipment                                       --             18,696
    Acquisition of intangible assets                                      (9,707)           (73,196)
    Proceeds from disposal of investment available for sale                   --          1,505,230
    Acquisition of investment available for sale                        (200,000)                --
                                                                    ------------       ------------
Net cash provided by (used in) investing activities                     (283,394)         1,435,173
                                                                    ------------       ------------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Repayment of related parties                                          (48,681)           (76,937)
   Repayments of obligations under capital leases                         (7,447)            (6,573)
   Receipts from convertible term loan                                        --          2,276,546
   Receipts from common stock issued                                     925,764                 --
                                                                    ------------       ------------
Net cash provided by (used in) financing activities                      869,636          2,193,036
                                                                    ------------       ------------
Effect of exchange rate changes on cash and cash equivalents                  --                 --
                                                                    ------------       ------------

Cash flows from all activities                                          (972,197)            52,791

Cash and cash equivalents at beginning of period                       1,484,945          2,322,541
                                                                    ------------       ------------

Cash and cash equivalents at end of period                          $    512,748       $  2,375,332
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

2.7   FILM LIBRARY

          Previously, the Company accounted for its film library under SFAS 142, "Goodwill and other intangible assets." The Company has changed its accounting policy to account for its film library in accordance with SOP 00-2,"Accounting for Producers and Distributors of Films." This change in accounting policy had no material impact on the Company's financial statements as of September 30, 2009 and December 31, 2008, respectively.

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

                              Total        Level 1       Level 2       Level 3
                            ---------     ---------     ---------     ---------
Assets:

Equity securities held
for trading                 $ 452,626     $ 452,626     $      --     $      --
                            ---------     ---------     ---------     ---------
                            $ 452,626     $ 452,626     $      --     $      --
                            =========     =========     =========     =========

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.


         The Company adopted the provisions of ASC 825-10 prospectively effective as of the beginning of Fiscal 2008, For financial assets and liabilities included within the scope of ASC 825-10, the Company will be required to adopt the provisions of ASC 825-10 prospectively as of the beginning of Fiscal 2009. The adoption of ASC 825-10 did not have a material impact on our consolidated financial position of results of operations.

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

         Revenue comprises the fair value of the consideration received or receivable for the sale of goods and rendering of services in the ordinary course of the Company's activities. Revenue is recognized to the extent that it is probable that the economic benefits will flow to the Company and the revenue can be reliably measured.

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


6.   FILM LIBRARY

         Film library consist of the following:

                                           SEPTEMBER 30,           DECEMBER 31,
                                                2009                 2008
                                            -----------          -----------
          Acquired Film Library             $23,173,833          $23,164,126
                                            -----------          -----------
          Accumulated Amortization           (4,915,491)          (4,496,836)
                                            -----------          -----------
          Film Library, Net                 $18,258,342          $18,667,290
                                            ===========          ===========

 Amortization expense was $418,655 for the nine months ended September 30, 2009.


7.    INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                      SEPTEMBER 30,      DECEMBER 31,
                                          2009               2008
DEFINITE USEFUL LIVES
Gaming license                           7,090,000          7,090,000
Product development expenditures           719,220            719,220
Software license                            12,649             12,649
                                      ------------       ------------
                                         7,821,869          7,821,869
Accumulated amortization                (1,944,327)        (1,854,326)
                                      ------------       ------------
                                         5,877,542          5,967,543
                                      ------------       ------------
Impairment loss                         (3,762,777)        (3,762,777)
                                      ------------       ------------
                                      $  2,114,765       $  2,204,766
                                      ============       ============

  Amortization expense was $90,001 for the nine months ended September 30, 2009.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


8.       INVESTMENTS HELD AT COST

         Investments held at cost consist of the following unquoted securities:


                                           SEPTEMBER 30,   DECEMBER 31,
                                              2009             2008
                                           ----------      ----------
         Non Current :
           M2B Game World Pte Ltd.            616,136         616,136
                                           ----------      ----------
                                           $  616,136      $  616,136
         Current :
           Dai Long Co., Ltd.               2,602,613       2,402,613
                                           ----------      ----------
                                           $3,218,749      $3,018,749
                                           ==========      ==========

     The Company's $616,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the quarter ended September 30, 2009.

     The Company's $2,602,613 investment held at cost relates to its investment in Dai Long Co., Ltd. for the Grand Dragon Resort located in Cambodia. The resort holds a valid casino license and includes a hotel, gaming tables and a duty free shop. This investment is subject to numerous risks, including:

     -   difficulty enforcing agreements through Cambodia's legal system;
     -   general economic and political conditions in Cambodia; and
     - the Cambodian government may adopt regulation or take other actions that could directly or indirectly harm the equity method investment's business or strategy.

     The occurrence of any one of the above risks could harm the resorts business and results of operations. Management reviews this investment on a quarterly basis and has noted no impairment for the quarter ended September 30, 2009.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2009 AND 2008


Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the nine months ended September 30, 2009 and 2008 was $65,504 and $196,412, respectively. As of September 30, 2009, the future minimum lease payments are as follows:

          For the Quarter Ended
          September 30,             Operating        Capital
          ---------------------     ---------      -----------

          2009                        25,712           10,952
          2010                       103,427           10,952
          2011                        99,648           10,952
          2012                        58,023           17,337
                                    --------         --------
                                     286,810           50,193
                                    ========         ========

10.       LOAN AND BORROWINGS

                                            SEPTEMBER 30,      DECEMBER 31,
                                               2009                2008
                                            -------------      -----------

         Current

         Convertible loan                  $2,500,000           $2,500,000
         Less: Future interest charges     $  (98,454)          $ (192,204)
                                           ----------           ----------
                                           $2,401,546           $2,307,796

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

         SFAS No. 109 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2009 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

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
                       ============      =============


13.      SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity To date the Company has received $5,000,000 comprising of $1,000,000 in cash, and $4,000,000 in publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at June 30, 2009 and December 31, 2008, respectively, which comprises of two portions: the first portion of $2 million to be settled fully in cash of the buyer, and the other portion of $7,500,000 to be invested in the form of joint venture with the buyer as stated in the sale agreement.

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

         While we are moving forward with the transaction, we are unable to complete the valuation in November 2009. There is the possibility that we would not be able to collect the receivables in the coming months. We think that the transaction may complete in six to nine months, which by that time, we will seek to recognize to receivables in our accounts. Therefore management has decided to allow for the total outstanding receivable of $9,500,000 which was included in the "Receivable from sale of IPTV platform" as of September 30, 2009.

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

18.      SUBSEQUENT EVENTS

         The Company commenced a private placement pursuant to the Regulation D as promulgated under the Securities Act of 1933 up to $100,000, and that the closing of the placement was on or about 06 November, 2009. The total amount sold at the time of the filing of this Form 10-Q is $100,000 for 1,000,000 shares. The price per share in the offering is at USD 0.10 per share.

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

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2009 at $214,514 decreased by $967,004 (82%) as compared to the amount of $1,181,518 incurred for the nine months ended September 30, 2008.

The lower distribution expenses were mainly due to travelling expenses decreased by $122,907 (71%) from $172,423 for the nine months ended September 30, 2008 as compared to the amount of $49,516 incurred for the nine months ended September 30, 2009. The lower distribution expenses were also attributed to the writeoff of the digit games working capital amounting to $861,186 for the nine months ended September 30, 2008.]

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2009 at $1,678,634 were lower by $1,149,885 (41%) as compared to the amount of $2,828,519 incurred for the nine months ended September 30, 2008.

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

6 On November 2, 2009, the Company entered into an agreement with Cyberventures Sdn Bhd, ("Cyberventures"), and MOL Media Sdn Bhd., ("MOL Media"), both companies incorporated in Malaysia to launch the WOWtv services and content in Malaysia. M2B shall assign the rights of the content library for Malaysia on a non-exclusive basis for use on the IPTV, web and mobile platforms to MOL Media for use in Malaysia and the Friendster Community, for a fee of USD 4.5 million payable in the shares of MOL Media. M2B intends to carry out an independent valuation of the content library assigned to MOL Media on an annual basis. The Agreement further provides that MOL Media and M2B shall endeavor to raise USD 500,000/- in new offering for MOL Media to develop the business on the IPTV, mobile and web platforms in Malaysia. This new funding shall be raised at at the same rate as the new shares to be issued to M2B. This fund raising shall precede the issue of the new shares to M2B, which makes it a condition that has to be met before M2B receives the new shares. The Company expects that the agreement with MOL Media should grow the Company's brand and its content, and contribute to the Company's revenues.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


August 6, 2010                           /s/ Leong Hin Chua
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer