Form 10-K/A
period 2009-12-31
AMARU INC
filed 2010-08-06
CIK 1139822

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

         On May 17, 2010, the management of the Company concluded upon accepting the recommendation of its independent registered public accounting firm, Mendoza, Berger& Company, LLC, that the Companys audited financial statements for the fiscal year ended December 31, 2009 should no longer be relied upon. The Company amended its financial statements to provide that the asset of film library is fully impaired at December 31, 2009.Due to the material nature of the impairment of the Company's film library asset at and for the year ending December 31, 2009 and the fact that the film library failed to produce any of the budgeted revenue for the fiscal year, management has concluded that a full impairment of the film library was warranted and should have been recorded atDecember 31, 2009.The film library was impaired for the year ended 2009 in accordance with the requirements of impairment of long lived assets. The management of the Company believes that the film library as a long term asset still has an intrinsic value, to which it cannot presently quantify.


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

         COMPETITIVE STRENGTHS

         The Company's competitive strengths are:

     o   CONTENT LIBRARY

         The Company owns a library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries - thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers. Upon the Company's most recently completed impairment evaluation (fourth quarter of fiscal year 2009), however, the film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets. For the year ended December 31, 2009, there was an impairment loss of $19,164,782 due to a lack of revenue the past two fiscal years. See the Company's financial statements.



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

         ONGOING DEVELOPMENTS OF 2009 INITIATIVES

         Following the launch of the enhanced WOWtv NEW in August 2008, the Company launched a new global WOWtv service in February 2009 and a new China WOWtv service in April, 2009. The Company intends to further enhance this global services in 2010 and by marketing its viewership globally,and extending the site features with more value added services like Social Networking, User Generated Content and High Definition streaming. The Company plans to launch more country sites in 2010 designed to fit specific country viewerships. The Company hopes to launch in 2009 WOWtv sites specially targeted at major markets in Asia, namely India, Malaysia and Indonesia.

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


THE COMPANY CONTINUES TO USE SIGNIFICANT AMOUNTS OF CASH FOR ITS BUSINESS OPERATIONS, WHICH COULD RESULT IN US HAVING INSUFFICIENT CASH TO FUND THE COMPANY'S OPERATIONS AND EXPENSES UNDER OUR CURRENT BUSINESS PLAN. THE COMPANY IS ALSO HOLDING A CONSIDERABLE AMOUNT OF QUOTED EQUITY SECURITIES THAT ARE HELD FOR TRADING.


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


WE GENERATED A NET LOSS OF $33,693,548 AND $17,229,866 BEFORE TAXES FOR THE YEARS ENDED DECEMBER 31, 2009 AND DECEMBER 31, 2008, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $33,693,548 for the year ended December 31, 2009 compared to a consolidated net loss before taxes of $17,229,866 during 2008. We realized a negative cash flow from operating activities of $1,952,720 during 2009 compared to $4,452,328 in 2008. At December 31, 2009, we had an accumulated deficit of $37,341,903 and a working capital deficiency of $2,489,437 compared to an accumulated deficit of $9,726,413 and a working capital surplus of $13,186,061 at December 31, 2008. At December 31, 2009, we had a stockholders' equity of $835,348 compared to a stockholders' equity of $33,353,132 at December 31, 2008. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.



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


         In addition to the office which housed the management staff of the Company, there is one other office: located in the US. The office in the US is situated on Sunset Boulevard, West Hollywood and it consists of 2,965 square feet.


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


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the year ended December 31, 2009.


                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         PUBLIC MARKET


         Our common stock trades on the National Association of Securities Dealers' over-the counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 20, 2010, there were 386 holders of our common stock.



         The price of the Company's stock as of March 20, 2010 was $0.10.

         The Company's high and low closing bid and close information for the fiscal years ended December 31, 2009 and 2008 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                                   Open              High              Low          Close/Last*
                                                              ---------------------------------------------------------------------
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

         In August and September, 2009, the Company issued a total of 9,257,640 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $925,764.00 to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933.


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

         No cash dividends were declared in any of the years shown below:


                                           Years Ended December 31,
                                       ------------------------------
                                               2009           2008
                                       ------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                           $      22,016   $     203,066

Cost of Services                             226,319         412,281

Gross Profit (Loss)                         (204,303)       (209,215)

Operating income (loss)                  (33,738,846)    (14,439,679)

Net Income (loss)                        (33,693,548)    (17,229,866)

Basic and diluted income (loss) per            (0.21)          (0.11)
share

Shares used in computing basic and
diluted income/loss per common share     157,266,951     159,431,861


BALANCE SHEET DATA:

Working Capital (Deficit)                 (2,489,437)     13,186,061

Total Assets                               4,232,297      37,098,032

Long-term obligations                         36,924       2,354,627

Stock holders' Equity                        835,348      33,353,132


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

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. As of December 31, 2006, the company had invested $2,402,613 in relation to this investment. The resort was completed and is in operation.


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

         INTANGIBLE ASSETS


         Intangible assets consist of gaming licenses,software licenses and product development costs. Intangible assets which were purchased and have indefinite lives are stated at cost less impairment losses. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.


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


         The Company has adopted accounting pronouncements issued before December 31, 2009, that are applicable to the Company.

         RESULTS OF OPERATIONS

         For the fiscal year ended December 31, 2009 compared with the fiscal year ended December 31, 2008.

         FINANCIAL STATEMENT

         - Revenue for the year ended December 31, 2009 was $22,016 compared with $203,066 in 2008.


         - Loss from operations was $33,738,846 in 2009 compared with loss of $14,439,679 in 2008.

         - Net loss was $33,693,548 in 2009 compared with loss of $17,229,866 in 2008.


         - The Company's cash balance was $356,477 at December 31, 2009 compared with $1,484,945 at December 31 2008.


         Revenue

         The following table sets forth a year-over-year comparison of the key components of the Company's revenues :


                              YEAR ENDED DECEMBER 31               VARIANCE
                                                                 2009 VS. 2008
                      2009              2008               $                   %
                      ----              ----                         -            -
ENTERTAINMENT         $   22,016       $203,066            $  (181,050)         (89%)
DIGIT GAMES           $       --       $     --            $        --            0%
OTHER                         --       $     --            $        --            -%
TOTAL REVENUES        $   22,016       $203,066            $  (181,050)         (89%)



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

Cost of services for the years ended December 31, 2009 was $226,319 which decreased by $185,962 (45%) from $412,281 for the year ended December 31, 2008.

The decrease in cost of services of $185,962 (45%) was significant and was attributed to cost reduction measures to reduce operating costs in terms of bandwidth and co-location costs.


As a proportion of revenue the cost of the services for the year ended December 31, 2009 was 1028% (cost of sales at $226,319 and revenue of $22,016) as compared to 203% (cost of sales at $412,281 and revenue of $203,066) for the year ended December 31, 2008.

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



BAD DEBTS WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's bad debts written off:


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


         The higher bad debts written off were primarily attributed to the write off of the outstanding balance of $9,500,000 receivables from sale of IPTV platform for the year ended December 31, 2009.


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

         INVENTORIES WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's inventories written off :



                   YEAR ENDED DECEMBER 31                     VARIANCE
                                                             2009 VS. 2008
                    2009           2008                      $               %
                  --------       --------                 --------          ---
INVENTORIES
WRITTEN OFF       $642,267       $457,500                 $184,767          40%



         Inventories were fully written off for the year ended December 31, 2009.


     IMPAIRMENT LOSS ON FILM LIBRARY

     For the year ended December 31, 2009, there was an impairment loss of $19,164,782 due to a lack of revenue the past two fiscal years.



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

         (LOSS) INCOME FROM OPERATIONS

         The following table sets forth a year-over-year comparison of the Company's income from operations:


                                                    Year Ended December 31
                                                 2009                  2008
                                                 ----                  ----
         (LOSS) INCOME FROM OPERATIONS           $(33,378,846)      $(14,439,679)


         THE COMPANY INCURRED A LOSS FROM OPERATIONS OF $33,378,846 FOR THE YEAR
         ENDED DECEMBER 31, 2009 AS COMPARED TO THE LOSS FROM OPERATIONS OF
         $14,439,679 FOR THE YEAR ENDED DECEMBER 31, 2008. THIS WAS MAINLY DUE
         TO THE WRITE OFF OF THE OUTSTANDING BALANCE $9,500,000 RECEIVABLES FROM
         SALE OF IPTV PLATFORM, IMPAIRMENT LOSS ON THE FILM LIBRARY OF
         $19,164,782, AND IMPAIRMENT LOSS OF INTANGIBLE ASSET OF $2,084,764.


         NET INCOME ( LOSS )

         The following table sets forth a year-over-year comparison of the Company's net income (loss) :

                                                    Year Ended December 31
                                                 2009                  2008
                                                 ----                  ----
         Net income ( Loss )                     $(33,693,548)         $(17,229,866)

          NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2009, WAS $33,693,548 WHICH INCREASED BY $16,463,682 (95%) FROM NET LOSS OF $17,229,866 FOR THE YEAR ENDED DECEMBER 31, 2008.



         The significant decrease in net loss for the year ended December 31 2009 was mainly attributed to the following :


         o an increase in the loss from operations of $18,939,167 as explained above under Loss From Operations for the year ended December 31, 2009.


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


         There was net cash used in operating activities of $1,952,720 and $4,452,328, for each of the two years in 2009 and 2008, respectively. The decrease of $2,499,608 for net cash used in operating activities in 2009 as compared to 2008 was mainly due to reduction of payments to the Company's suppliers.


         There was net cash used in investing activities of $293,194 in 2009, and net cash generated by investing activities of $1,423,980 in 2008. The decrease of $1,717,174 resulting in net cash used in investing activities in 2009 as compared to 2008 was mainly due to no inflow of funds generated by investing activities.

         There was net cash provided by financing activities of $1,117,446 and $2,190,752 for each of the two years in 2009 and 2008, respectively. The decrease of $1,073,306 for net cash provided by financing activities in 2009 as compared to 2008 was mainly due to a smaller sum of financing raised through issuance of common stock for cash.


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


          The Company has no material long-term obligations or hedging activities.


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

ITEM 9A(T):  CONTROLS AND PROCEDURES


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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2009 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2009, some of Section 16(a) filing requirements applicable to our reporting persons were not met in a timely manner.

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

         EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth equity compensation plan information as of December 31, 2009:

                                                         NUMBER OF SHARES    WEIGHTED AVERAGE      NUMBER OF
                                                           TO BE ISSUED       EXERCISE PRICE     HARES REMAINING
                                                         UPON EXERCISE OF     OF OUTSTANDING    SAVAILABLE FOR
PLAN CATEGORY                                           OUTSTANDING OPTIONS       OPTIONS       FUTURE ISSUANCE
--------------                                          -------------------  ------------------ -----------------
2004 Equity Compensation Plan approved by                         NIL                NIL        9,745,040
   stockholders

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and the exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the Plan may not be exercised after 10 years from the date the option is granted. A total of 9,745,040 shares of common stock were reserved for awards granted under the Plan.

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

         o        Each of our directors

         o        Each of our named executive officers

         o        All of our directors and executive officers as a group; and

         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

               Name and Address                   Amount and Nature of Beneficial      Percent of Class of
               of Beneficial Owner                   Ownership of Common Stock             Common Stock
               --------------------------        --------------------------------      ----------------------
               Colin St.Gerard Binny
               CEO, CFO and Director                         22,111,888 (1)                  13.87%
               62 Cecil Street #06-00                        (Indirect)
               TPI Building
               Singapore 049710

               Sakae Torisawa, Chairman                      1,712,808                        1.07%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Zee Moey Ngiam, Director                      0                                  0%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Chua Leong Hin, Director                      0
               62 Cecil Street #06-00                        (Direct)                          0%
               TPI Building
               Singapore 049710


               All Directors and Officers                    23,824,696                       15%
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

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:


           Exhibit Number         Description
           ---------------------- ------------------------------------------------------------------------------------------------
           2.1                    Agreement and Plan of Reorganization with M2B World Pte. Ltd..**
           3.1                    Articles of Incorporation*
           3.2                    Amendment to the Articles of Incorporation***
           3.3                    Bylaws*
           4.1                    Form of Subscription Agreement executed by investors in the
                                  Private Placement*
           10.1                   Sale and Purchase Agreement dated January 15, 2007.**
           14.1                   Code of Ethics of the Company*
           14.2                   Code of Ethics of Senior Officers of the Company*
           21                     Company's Subsidiaries should be ex. 21.1
           23.1                   Consent of MendozaBerger & Company.
           31.1                   Certification of Chief Executive Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act
           31.2                   Certification of Chief Financial Officer Pursuant to Section 302 of the
                                  Sarbanes-Oxley Act
           32.1                   Certification of Chief Executive Officer Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act
           32.2                   Certification of Chief Financial Officer Pursuant to Section 906 of the
                                  Sarbanes-Oxley Act


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

Notes to Consolidated Financial Statements                            F-9 - F-32

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


/s/ Mendoza Berger & Company, LLP

Irvine, California
March 31, 2010, except for
Notes 7 and 17 for which the
date is June 22, 2010


                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2009 AND 2008

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2009              2008
                                                             ------------       ------------
                                                              (RESTATED)         (RESTATED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                    $    356,477       $  1,484,945
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
$10,697,363 AND $1,055,855 AT DECEMBER 31,
2009 AND 2008 RESPECTIVELY                                             --          9,634,710
EQUITY SECURITIES HELD FOR TRADING                                326,980            179,620
INVENTORIES,NET                                                        --            644,153
OTHER CURRENT ASSETS                                              187,131            230,293
INVESTMENTS - COST                                                     --          2,402,613
                                                             ------------       ------------
        TOTAL CURRENT ASSETS                                      870,588         14,576,334
NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                       642,960          1,033,506
FILM LIBRARY, NET                                                      --         18,667,290
INTANGIBLE ASSETS, NET                                                 --          2,204,766
INVESTMENTS - COST                                              2,718,749            616,136
                                                             ------------       ------------
        TOTAL NON-CURRENT ASSETS                                3,361,709         22,521,698
                                                             ------------       ------------
TOTAL ASSETS                                                 $  4,232,297       $ 37,098,032
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $    916,150       $  1,319,897
OTHER PAYABLES                                                         --              5,458
ADVANCES FROM RELATED PARTIES                                          --             48,681
CAPITAL LEASE PAYABLE - SHORT TERM                                 11,079             10,809
INCOME TAXES PAYABLE                                                   --              5,428
CONVERTIBLE TERM LOAN                                           2,432,796                 --
                                                             ------------       ------------
        TOTAL CURRENT LIABILITIES                               3,360,025          1,390,273

NON-CURRENT LIABILITIES
CONVERTIBLE TERM LOAN                                                   --         2,307,796
CAPITAL LEASE PAYABLE - LONG TERM                                  36,924             46,831
                                                             ------------       ------------
        TOTAL NON-CURRENT LIABILITIES                              36,924          2,354,627
                                                             ------------       ------------
Total liabilities                                               3,396,949          3,744,900


Commitments                                                            --                 --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2009 and 2008, respectively                       --                 --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 165,856,168 and 154,098,528 shares
        issued and outstanding at December 31, 2009 and
        2008, respectively                                        165,856            154,098
Additional paid-in capital                                     40,354,672         39,190,666
Accumulated Deficit                                           (37,436,006)        (9,726,413)
Accumulated other comprehensive income                            968,406            968,406
                                                             ------------        ------------
Total Amaru Inc.'s Stockholders' deficit                        4,052,928         30,586,757

Noncontrolling interest                                        (3,217,580)         2,766,375
                                                             ------------       ------------
        Total stockholders' equity                                835,348         33,353,132
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $  4,232,297       $ 37,098,032
                                                             ============       ============

                     See accompanying notes to consolidated financial statements




                          AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2009 and 2008


                                                   DECEMBER 31,     DECEMBER 31,
                                                       2009             2008
                                                   -------------    -------------
                                                    (RESTATED)
Revenue:
    Entertainment                                  $      22,016    $     203,066
                                                   -------------    -------------
Total revenue                                             22,016          203,066
Cost of services                                        (226,319)        (412,281)
                                                   -------------    -------------
Gross profit (loss)                                     (204,303)        (209,215)

Distribution costs                                      (299,881)      (1,144,771)
Bad debts written off                                 (9,641,508)         (60,647)
Administrative expenses                               (1,701,341)      (3,876,263)
Inventories written off                                 (642,267)        (457,500)
Impairment loss on intangible asset                   (2,084,764)      (3,762,777)
Impairment loss on film library                      (19,164,782)              --
Impairment loss on associate                                  --       (4,928,506)
                                                   -------------    -------------
    Total expenses                                   (33,534,543)     (14,230,464)
                                                   -------------    -------------
Income (loss) from operations                        (33,738,846)     (14,439,679)

Other income (expense):
    Interest expenses                                   (127,157)         (60,027)
    Interest income                                          130           14,183
    Gain (Loss) on disposal of equipment                      --         (193,814)
    Gain (Loss) on sale of investment securities         (16,607)        (750,421)
    Net change in fair value of equities held
       for trading                                       147,360       (2,744,380)
    Share of loss of associate                                --          (13,778)
    Other                                                 41,572               --
                                                   -------------    -------------
Income (loss) before income taxes                    (33,693,548)     (18,187,916)
(Provision) benefit for income taxes                          --          958,050

                                                   -------------    -------------
Net Income (loss)including
    noncontrolling interest                        $ (33,693,548)   $ (17,229,866)
                                                   =============    =============

Attributable to:
    Equity holders of Amaru, Inc.                  $ (27,709,593)   $ (15,376,860)
    Noncontrolling interests                          (5,983,955)      (1,853,006)
                                                   -------------    -------------

Net loss per share attributable to
    Amaru, Inc. - - basic and diluted              $       (0.21)   $       (0.11)
                                                   =============    =============

Weighted average number of common shares
    outstanding - - basic and diluted                157,266,951      156,431,861
                                                   =============    =============


           See accompanying notes to consolidated financial statements




                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008



                              PREFERRED STOCK                 COMMON STOCK
                        ---------------------------   ------------------------------
                           NUMBER          PAR           NUMBER             PAR
                             OF           VALUE           OF              VALUE       ADDITIONAL PAID-     ACCUMULATED
                           SHARES        ($0.001)        SHARES          ($0.001)        IN CAPITAL          DEFECIT
                        ------------   ------------   -------------    -------------    -------------    -------------
Balance at December
  31, 2007                        --             --     159,431,861    $     159,431    $  42,918,666    $   5,650,447

Common stock received
  received in
  cancellation of
  exchange for repayment
  of investment                   --             --      (5,333,333)          (5,333)      (3,728,000)           --

Net loss                          --             --              --               --               --      (15,376,860)

Change in fair value
  of available
  for-sale-equity
  securities, net
  of tax                          --             --              --               --               --            --

Comprehensive loss                --             --              --               --               --            --
                        ------------   ------------   -------------    -------------    -------------    ------------
Balance at December
  31, 2008                        --             --     154,098,528    $     154,098    $  39,190,666    $  (9,726,413)
                        ============   ============   =============    =============    =============    =============






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
                        ============   ============    ============    ============



           See accompanying notes to consolidated financial statements







                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2009 and 2008


                              PREFERRED STOCK               COMMON STOCK
                        -------------------------   ---------------------------
                         NUMBER          PAR           NUMBER           PAR
                           OF           VALUE           OF            VALUE      ADDITIONAL PAID-   ACCUMULATED
                         SHARES        ($0.001)        SHARES        ($0.001)       IN CAPITAL        DEFICIT
                      ------------   ------------   ------------   ------------   ------------    ------------
                                                                                                    (RESTATED)
Balance at December
  31, 2008                      --             --    154,098,528   $    154,098   $ 39,190,666    $ (9,726,413)

Common stock issued
  for cash                      --             --     11,757,640         11,758      1,164,006             --

Net loss                        --             --             --             --             --     (27,709,593)

Comprehensive
  income/loss                   --             --             --             --             --             --
                      ------------   ------------   ------------   ------------   ------------    ------------
Balance at December
  31, 2009                      --             --    165,856,168   $    165,856   $ 40,354,672   $(37,436,006)
                      ============   ============   ============   ============   ============    ============






                           ACCUMULATED OTHER
                         COMPREHENSIVE INCOME
                      ---------------------------
                         CURRENCY                                      TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING   SHAREHOLDERS'
                         RESERVE       RESERVE        INTEREST         EQUITY
                      ------------   ------------   ------------    ------------
                                                     (RESTATED)      (RESTATED)
Balance at December
  31, 2008            $     12,927   $    955,479   $  2,766,375    $ 33,353,132

Common stock issued
  For cash                      --             --             --       1,175,764

Net loss                        --             --     (5,983,955)    (33,693,548)

Comprehensive
  Income/loss                   --             --             --     (33,693,548)
                      ------------   ------------   ------------    ------------
Balance at December
  31, 2009            $     12,927   $    955,479   $ (3,217,580)   $  835,348
                      ============   ============   ============    ============




           See accompanying notes to consolidated financial statements





                                  AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED DECEMBER 31, 2009 AND 2008


                                                                DECEMBER 31,   DECEMBER 31,
                                                                   2009            2008
                                                               ------------    ------------
                                                                 (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                        $(33,693,548)   $(17,229,866)
      Adjustments for:
      Amortization                                                  267,017       1,132,810
      Depreciation                                                  447,626         635,119
      Allowance for doubtful debts                                9,641,508              --
      Allowance for obsolete inventory                              642,267              --
      (Gain) loss on disposal of equipment                           16,607         193,814
      Impairment asset written off                               19,164,782              --
      Impairment loss on film library                                    --       4,928,506
      Impairment loss on intangible asset                         2,084,764       3,762,777
      (Gain) loss on sale of investment available for sale               --         750,421
      Net change in fair value of equities held for trading        (147,360)      2,744,380
      Deferred tax                                                       --        (947,099)
      Share of loss of associate                                         --          13,778

Changes in operation assets and liabilities
      Accounts receivable                                            (6,798)        609,879
      Inventories                                                     1,886         513,095
      Other current assets                                           43,162         283,321
      Accounts payable and accrued expenses                        (403,747)     (1,748,716)
      Other payables                                                 (5,458)        (94,547)
      Income tax payable                                             (5,428)             --
                                                               ------------    ------------
Net cash used in operating activities                            (1,952,720)     (4,452,328)

CASH FLOWS FROM INVESTING ACTIVITIES
      Proceeds from disposal of equipment                                --          87,068
      Proceeds from sale of investment available for sale                --       1,563,852
      Acquisition of equipment                                      (73,687)       (152,364)
      Acquisition of intangible assets                              (19,507)        (74,576)
      Acquisition of investments available for sale                (200,000)             --
                                                               ------------    ------------
Net cash provided by (used in) investing activities                (293,194)      1,423,980

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                    (48,681)       (106,632)
      Repayment of obligation under capital lease                    (9,637)        (10,412)
      Receipts from convertible term loan                               --       2,307,796
      Issuance of common stock for cash                           1,175,764              --
                                                               ------------    ------------
Net cash provided by financing activities                         1,117,446       2,190,752
Effect of exchange rate changes on cash and cash equivalents             --              --
                                                               ------------    ------------
CASH FLOWS FROM ALL ACTIVITIES                                   (1,128,468)       (837,596)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  1,484,945       2,322,541
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    356,477    $  1,484,945
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid For Interest                                   $      2,157    $         --
                                                               ============    ============
      Cash Paid For Income Taxes                               $      5,428    $         --
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:

Cancellation of stock issued for prepayment of investment      $         --    ($ 3,733,333)
                                                               ============    ============

Sale of investment available for sale in exchange for
   Acquisition of film library                                 $    500,000    $         --
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

   2.2   Presentation as a Going Concern

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $33,693,548 and $17,229,866 for the years ended December 31, 2009 and December 31, 2008, respectively. The Company also has an accumulated deficit of $37,436,006 and a working capital deficit of $2,489,437 at December 31, 2009.

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

   2.8   FILM LIBRARY

         Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method in accordance with ASC 926, "Accounting for Producers and Distributors of Films," whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value.

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


                                                     2009               Note               2008
                                              ------------------------           -------------------------
                                               Carrying          Fair             Carrying        Fair
                                                Amount          Value              Amount         Value
                                               --------        --------           --------     -----------

Cash and Cash Equivalents                      $356,477        $356,477   2.4    $1,484,945    $1,484,945
Equity Securities Held for Trading              326,980         326,980   3         179,620       179,620
Other Current Assets                            187,131         187,131   2.21      230,293       230,293
Investments  Cost                             2,718,749              --   8       3,018,749           --
Other Payables                                       --              --   2.21        5,458         5,458
Advances from related parties                        --              --   2.21       48,681        48,681
Capital Lease Payable                            48,003          48,003   9          57,640        57,640
Convertible Term Loan                         2,432,796       2,432,796  15       2,307,796     2,307,796

It was not practicable to estimate the fair value of two of the Company's investments held at cost. The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its original cost of $2,602,613 (2008, $2,402,613)in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $24,232,528 (2008,$24,592,585), common stockholders' equity was $20,070,792 (2008, $23,047,695),revenues were $6,489,617 (2008,
$12,468,674)and net income (loss)was ($2,715,893)(2008,$5,837,675). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 (2008, $116,636)in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $995,917, (2008,$1,541,561), common stockholders' equity was $399,202 (2008,$1,016,574)), revenues were $42,670 (2008,$887,834) and net income (loss) was ($617,372)
(2008,$59,510).



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

   2.21  Fair Value of Financial Instruments

         The carrying amounts for the Company's cash, other current assets, accounts payable, advances from related parties accrued expenses and other liabilities approximate
         their fair value. Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. Trading securities are held at fair value based upon prices quoted on an exchange.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2009 AND 2008

4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2009             2008
                                                   -----------      -----------
         Prepayments                               $    53,159      $    70,108
         Deposits                                       55,159           69,995
         Other receivables                              78,813           90,190
                                                   -----------      -----------
                                                   $   187,131      $   230,293
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


6. FILM LIBRARY

         Film library consist of the following:

                                                 DECEMBER 31,      DECEMBER 31,
                                                     2009              2008
                                                 ------------      ------------
         Acquired Film Library                   $ 23,683,634      $ 23,164,126
                                                 ------------      ------------
         Accumulated Amortization                  (4,518,852)       (4,496,836)
                                                 ------------      ------------
                                                 $ 19,164,782      $ 18,667,290
         Impairment of Film Library               (19,164,782)               --
                                                 ------------      ------------
         Film Library                            $         --      $ 18,667,290
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


8. INVESTMENTS - COST

         Investments held at cost consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2009            2008
                                                     -----------    -----------
Current:
             Unquoted securities                              --     2,402,613
                                                     -----------    -----------
                                                              --     2,402,613
Non Current :

             Unquoted securities                        116,136        616,136

             Unquoted securities                       2,602,613            --
                                                     -----------   -----------
                                                     $ 2,718,749   $ 3,018,749
                                                     ===========   ===========

         The Company's $116,13 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the years ended December 31, 2009 and 2008, respectively.

         The Company's $2,602,613 investment at cost operates in Cambodia. During the year ended 2009, the Company has decided to hold this investment for a period greater than one year and as such have reclassified it to long term. This investment is subject to numerous risks, including:

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

         The following summarizes the Company's capital lease obligations at December 31, 2009:

                                                             2009        2008
                                                           --------    --------
         Future minimum lease payments                     $ 57,580    $ 69,140

         Less: amounts representing interest                 (9,577)    (11,500)
                                                           --------    --------
         Present value of net minimum lease payments         48,003      57,640

         Less: current portion                              (11,079)    (10,809)
                                                           --------    --------
                                                           $ 36,924    $ 46,831
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

         Term loans held by the Company at balance sheet date are as follows:

         (a) $2,500,000 represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 and the due date of the loan is July 7, 2010.


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

17. Restatement of Prior Financial Statements

On May 28, 2010, the board of directors (the "Board") of Amaru, Inc. (the "Company")concluded that the Company's previously filed consolidated financial statements for the fiscal year ended December 31, 2009 on Form 10-K should no longer be relied upon. The Board with the recommendation of management came to this conclusion based on comments received from the Accounting Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the "SEC") in its review of the Company's financial statements for the year ended December 31, 2009. After discussion, review and analysis of our accounting and disclosures, the Company identified the following issues:

A. The Company had previously impaired the film library in accordance with ASC 926. It was concluded by management that the remaining $8,547,662 carrying amount of the film library could not be substantiated based upon the Company being unable to calculate a fair value using ultimate revenue. Ultimate revenue could not be calculated as management was unable to demonstrate a history of earning revenue in their target markets or territories for contracts entered into during the past two fiscal years. Accordingly, the Company is restating the financial statements referred to above. In summary, the Company's film library was written down an additional $8,547,662 and recorded on the income statement as an impairment loss on film library. This resulted in an increase in net loss and accumulated deficit for the period ended December 31, 2009 in the amount of $8,547,662.

B. In the Company's December 31, 2009 Form 10-K, the convertible term loan was erroneously reported as a non-current liability when the due date of the loan is July 7, 2010. The Company has accordingly reclassified the $2,432,796 convertible term loan as a current liability in its December 31, 2009 Form 10-K/A.

C. The Company had previously reclassified Investments-Cost from current assets to non-current assets as of December 31, 2008 in its December 31, 2009 Form 10-K. Management had previously recorded the 2008 Investments-Cost in its 2009 financial statement as a long-term asset as management is still holding that asset at 2009. In the December 31, 2008 Form 10-K, Investment-Cost was classified as a current asset. Based upon comments received from the Accounting Staff of the Division of Corporate Finance of the Securities and Exchange Commission, management has reclassified Investment-Cost as a current asset for 2008 in the December 31, 2009 Form 10-K/A.

D. The Company had erroneously included the receipt and cancellation of shares originally issued in exchange for the repayment of an investment in the amount of $3,733,333 as a component of comprehensive loss for 2008 in its Consolidated Statements of Stockholders' Equity and Comprehensive Income. In addition, the Company erroneously included common stock issued for cash in the amount of $1,175,764 as a component of comprehensive loss in 2009 in its Consolidated Statements of Stockholders' Equity and Comprehensive Income. Both these amounts have been excluded from comprehensive loss in the Company's 2009 Form 10-K/A. These reclassifications had no effect on the Company's 2008 and 2009 Consolidated Balance Sheet and Statement of Operations.



                          AMARU, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                            AS OF DECEMBER 31, 2009


                                                             DECEMBER 31,                         DECEMBER 31,
                                                                2009         Adjustments             2009
                                                             ------------  ---------------      ------------
                                                            (AS ORIGINALLY                        (RESTATED)
                                                              REPORTED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                    $    356,477  $            --          $  356,477
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
  $10,697,363 AT DECEMBER 31, 2009                                     --               --                 --
EQUITY SECURITIES HELD FOR TRADING                                326,980                --            326,980
INVENTORIES, NET                                                       --               --                 --
OTHER CURRENT ASSETS                                              187,131                --            187,131
INVESTMENTS - COST                                                     --               --                 --
                                                             ------------     ------------       ------------
        TOTAL CURRENT ASSETS                                      870,588               --            870,588
NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                       642,960               --            642,960
FILM LIBRARY, NET                                               8,547,662       (8,547,662)  A             --
INTANGIBLE ASSETS, NET                                                 --               --                 --
INVESTMENTS  COST                                                116,136               --                 --
INVESTMENTS - COST                                              2,602,613               --          2,718,749
                                                             ------------     ------------       ------------
        TOTAL NON-CURRENT ASSETS                               11,909,371       (8,547,662)          3,361,709
                                                             ------------     ------------       ------------
TOTAL ASSETS                                                 $ 12,779,959       (8,547,662)       $  4,232,297
                                                             ============     ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $    916,150               --       $    916,150
OTHER PAYABLES                                                         --               --                 --
ADVANCES FROM RELATED PARTIES                                          --               --                 --
CAPITAL LEASE PAYABLE - SHORT TERM                                 11,079               --             11,079
INCOME TAXES PAYABLE                                                   --               --                 --
CONVERTIBLE TERM LOAN                                                  --       (2,432,796)  B       2,432,796
                                                             ------------     ------------       ------------
        TOTAL CURRENT LIABILITIES                                 927,229       (2,432,796)         3,360,025

NON-CURRENT LIABILITIES
CONVERTIBLE TERM LOAN                                           2,432,796        2,432,706   B             --
CAPITAL LEASE PAYABLE - LONG TERM                                  36,924               --             36,924
                                                             ------------     ------------       ------------
        TOTAL NON-CURRENT LIABILITIES                           2,469,720        2,432,706             36,924
                                                             ------------     ------------       ------------
Total liabilities                                               3,396,949        2,432,706          3,396,949


Commitments                                                            --               --                --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2009                                              --               --                --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 165,856,168 shares
        issued and outstanding at December 31, 2009               165,856               --            165,856
Additional paid-in capital                                     40,354,672                          40,354,672
Accumulated Deficit                                           (30,358,463)       7,077,543        (37,436,006)
Accumulated other comprehensive income                            968,406               --            968,406
                                                             ------------     ------------         ------------
Total Amaru Inc.'s Stockholders' deficit                       11,130,471        7,077,543          4,052,928

Noncontrolling interest                                        (1,747,461)       1,470,119         (3,217,580)
                                                             ------------     ------------         ------------
        Total stockholders' equity                              9,383,010        8,547,662            835,348
                                                             ------------     ------------         ------------
Total liabilities and stockholders' equity                   $ 12,779,959        8,547,662   A    $  4,232,297
                                                             ============     ============         ============




                          AMARU, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2009


                                                    DECEMBER 31,                       DECEMBER 31,
                                                       2009         ADJUSTMENTS            2009
                                                   -------------   -------------       -------------
                                                   (AS ORIGINALLY                       (RESTATED)
                                                       REPORTED)

Revenue:
    Entertainment                                  $      22,016              --        $   22,016
                                                   -------------   -------------       -------------
Total revenue                                             22,016              --            22,016
Cost of services                                        (226,319)             --          (226,319)
                                                   -------------   -------------      -------------
Gross profit (loss)                                     (204,303)             --          (204,303)

Distribution costs                                      (299,881)             --          (299,881)
Bad debts written off                                 (9,641,508)             --        (9,641,508)
Administrative expenses                               (1,701,341)             --        (1,701,341)
Inventories written off                                 (642,267)             --          (642,267)
Impairment loss on intangible asset                   (2,084,764)             --        (2,084,764)
Impairment loss on film library                      (10,617,120)      8,547,662  A    (19,164,782)
Impairment loss on associate                                  --              --                 --
                                                   -------------   -------------      -------------
    Total expenses                                   (24,986,881)      8,547,662       (33,543,543)
                                                   -------------    -------------     -------------
Income (loss) from operations                        (25,191,184)      8,547,662       (33,738,846)

Other income (expense):
    Interest expenses                                   (127,157)             --          (127,157)
    Interest income                                          130              --               130
    Gain (Loss) on disposal of equipment                      --              --                --
    Gain (Loss) on sale of investment securities         (16,607)             --           (16,607)
    Net change in fair value of equities held
       for trading                                       147,360              --           147,360
    Share of loss of associate                                --                                --
    Other                                                 41,572              --            41,572
                                                   -------------   -------------     -------------
Income (loss) before income taxes                    (25,145,886)      8,547,662       (33,693,548)
(Provision) benefit for income taxes                          --              --                --
                                                   -------------   -------------     -------------
Net Income (loss)including
    noncontrolling interest                        $ (25,145,886)      8,547,662     $ (33,693,548)
                                                   =============   =============     =============

Attributable to:
    Equity holders of Amaru, Inc.                  $ (20,632,050)    7,077,543       $ (27,709,593)
    Noncontrolling interests                          (4,513,836)    1,470,119          (5,983,955)
                                                   -------------   -------------      -------------

Net loss per share attributable to
    Amaru, Inc. - - basic and diluted              $       (0.16)   $     (0.05)    $        (0.21)
                                                   =============   =============      =============

Weighted average number of common shares
    outstanding - - basic and diluted                157,266,951             --         157,266,951
                                                   =============   =============      =============




                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                       AS OF DECEMBER 31, 2008


                                                                     DECEMBER 31,                    DECEMBER 31,
                                                                        2008        ADJUSTMENTS          2008
                                                                    ------------    ------------     ------------
                                                                   (AS ORIGINALLY                      (RESTATED)
                                                                      REPORTED)
ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                           $  1,484,945          --          $ 1,484,945
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
  $10,697,363 AND $1,055,855 AT DECEMBER 31,
  2009 AND 2008 RESPECTIVELY                                           9,634,710              --        9,634,710
EQUITY SECURITIES HELD FOR TRADING                                       179,620              --          179,620
INVENTORIES, NET                                                         644,153              --          644,153
OTHER CURRENT ASSETS                                                     230,293              --          230,293
INVESTMENTS - COST                                                            --        2,402,613  C    2,402,613
                                                                    ------------     ------------    ------------
        TOTAL CURRENT ASSETS                                          12,173,721        2,402,613      14,576,334
NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                            1,033,506              --        1,033,506
FILM LIBRARY, NET                                                     18,667,290              --       18,667,290
INTANGIBLE ASSETS, NET                                                 2,204,766              --        2,204,766
INVESTMENT AVAILABLE FOR SALE                                            616,136              --               --
INVESTMENTS - COST                                                            --              --          616,136
INVESTMENTS  COST                                                     2,402,613        (2,402,613) C           --
                                                                    ------------     ------------     ------------
        TOTAL NON-CURRENT ASSETS                                      24,924,311       (2,402,613)      22,521,698
                                                                    ------------     ------------     ------------
TOTAL ASSETS                                                        $ 37,098,032               --     $ 37,098,032
                                                                    ============     ============     ============


LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                               $  1,319,897               --     $  1,319,897
OTHER PAYABLES                                                             5,458               --            5,458
ADVANCES FROM RELATED PARTIES                                             48,681               --           48,681
CAPITAL LEASE PAYABLE - SHORT TERM                                        10,809               --           10,809
INCOME TAXES PAYABLE                                                       5,428               --            5,428
CONVERTIBLE TERM LOAN                                                         --               --               --
                                                                    ------------     ------------     ------------
        TOTAL CURRENT LIABILITIES                                      1,390,273               --        1,390,273

NON-CURRENT LIABILITIES
CONVERTIBLE TERM LOAN                                                  2,307,796               --        2,307,796
CAPITAL LEASE PAYABLE - LONG TERM                                         46,831               --           46,831
                                                                     ------------    ------------     ------------
        TOTAL NON-CURRENT LIABILITIES                                  2,354,627               --        2,354,627
                                                                     ------------    ------------     ------------
Total liabilities                                                      3,744,900               --        3,744,900


Commitments                                                                  --                --               --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2009 and 2008, respectively                             --                --               --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 165,856,168 and 154,098,528 shares
        issued and outstanding at December 31, 2009 and
        2008, respectively                                               154,098               --          154,098
Additional paid-in capital                                            39,190,666               --       39,190,666
Accumulated Deficit                                                   (9,726,413)              --       (9,726,413)
Accumulated other comprehensive income                                   968,406               --          968,406
                                                                    ------------     ------------     ------------
Total Amaru Inc.'s Stockholders' deficit                              30,586,757                        30,586,757

Noncontrolling interest                                                2,766,375               --        2,766,375
                                                                    ------------     ------------     ------------
        Total stockholders' equity                                    33,353,132               --       33,353,132
                                                                     ------------    ------------     ------------
Total liabilities and stockholders' equity                          $ 37,098,032               --     $ 37,098,032
                                                                     ============    ============     ============

                     See accompanying notes to consolidated financial statements

                                      F-32