Form 10-Q/A
period 2010-03-31
AMARU INC
filed 2010-08-06
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A-1
                          Amendment No. 1 to Form 10-Q

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

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      173,796,323 shares
-----------------------------                 ---------------------------------
         (Class)                              (Outstanding at April 30, 2010)


                           AMARU, INC. AND SUBSIDARIES
                       2010 Quarterly Report on Form 10-Q/A-1
                                Table of Contents


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

SIGNATURES





                               AMARU, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                             MARCH 31,      DECEMBER 31,
                                                               2010             2009
                                                           ------------     ------------
                                                           (Unaudited)       (Restated)

ASSETS
Current assets
Cash and cash  equivalents                                 $    217,404     $    356,477
Accounts receivable, net of allowance of
  $170,660 and $10,697,363 at March 31, 2010
  and December 31, 2009 respectively                              2,583               --
Equity securities held for trading                              362,107          326,980
Other current assets                                            184,130          187,131
                                                           ------------     ------------
Total current assets                                            766,224          870,588
                                                           ------------     ------------

Non-current assets
Property and equipment, net                                     561,550          642,960
Film library, net                                                    --               --
Investments - cost                                            2,718,749        2,718,749
                                                           ------------     ------------

Total non-current assets                                      3,280,299        3,361,709
                                                           ------------     ------------
Total assets                                               $  4,046,523     $  4,232,297
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                      $    909,065     $    916,150
Advances from related parties                                    28,434               --
Capital lease payable - short term                               11,108           11,079
Convertible term loan                                         2,464,046        2,432,796
                                                           ------------     ------------
Total current liabilities                                     3,412,653        3,360,025
                                                           ------------     ------------
Non-current liabilities
Capital lease payable - long term                                34,245           36,924
                                                           ------------     ------------
Total non-current liabilities                                    34,245           36,924
                                                           ------------     ------------

Total liabilities                                             3,446,898        3,396,949

Commitments                                                          --               --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized; 0 shares issued and outstanding at
  March 31,2010 and December 31, 2009, respectively                  --               --

Common stock (par value $0.001) 200,000,000 shares
  authorized; 167,734,392 and 165,856,168 shares issued
  and outstanding at March 31, 2010 and
  December 31, 2009, respectively                               167,734          165,856
Additional paid-in capital                                   40,540,616       40,354,672
Accumulated Deficit                                         (37,806,648)     (37,436,006)
Accumulated other comprehensive income                          968,406          968,406
                                                           ------------     ------------
Total Amaru Inc's Stockholder's Deficit                       3,870,108        4,052,928
                                                           ------------     ------------
Non controlling interest                                     (3,270,483)      (3,217,580)
                                                           ------------     ------------
Total stockholders' equity                                      599,625          835,348
                                                           ------------     ------------

Total liabilities and shareholders' equity                 $  4,046,523     $  4,232,297
                                                           ============     ============


               See accompanying notes to consolidated financial statements







                                AMARU, INC. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (UNAUDITED)


                                                            FOR THE THREE MONTHS ENDED
                                                        ---------------------------------
                                                           MARCH 31,          MARCH 31,
                                                             2010               2009
                                                          (RESTATED)
                                                        --------------     --------------

Revenue:

Entertainment                                           $        5,598     $        3,215
                                                        --------------     --------------
Total revenue                                                    5,598              3,215

Cost of services                                               (76,878)           (55,053)
                                                        --------------     --------------

Gross loss                                                     (71,280)           (51,838)

Distribution costs                                             (13,016)           (32,681)

Administrative expenses                                       (347,642)          (533,705)
                                                        --------------     --------------
Total expenses                                                (360,658)          (566,386)
                                                        --------------     --------------


Loss from operations                                          (431,938)          (618,224)

Other income (expenses):

   Interest expenses                                           (31,802)           (31,771)

   Interest income                                                   4                 67

   Sundry income                                                 5,064             13,598

   Net change in fair value of equities held
    for trading                                                 35,127             (9,291)
                                                        --------------     --------------

Loss before income taxes                                      (423,545)          (645,621)

Income tax (provision) benefit                                      --                 --

                                                        --------------     --------------
Net income (loss) including noncontrolling interest     $     (423,545)    $     (645,621)
                                                        ==============     ==============

Attributable to:
Equity holders of Amaru, Inc.                                 (370,642)          (547,504)

Noncontrolling interest                                        (52,903)           (98,117)
                                                        --------------     --------------

Net loss per share attributable to
Amaru, Inc. - basic and diluted                         $       (0.002)    $        (0.00)
                                                        ==============     ==============

Weighted average number of common shares outstanding
- basic and diluted                                        166,352,064        159,431,861
                                                        ==============     ==============



               See accompanying notes to consolidated financial statements






                                                   AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                          FOR THE YEAR ENDED DECEMBER 31, 2009 and the three months ended March 31, 2010



                              PREFERRED STOCK                 COMMON STOCK
                       ----------------------------    ---------------------------
                          NUMBER           PAR            NUMBER           PAR                          SUBSCRIBED
                            OF            VALUE            OF             VALUE      ADDITIONAL PAID-     COMMON       ACCUMULATED
                          SHARES         ($0.001)         SHARES         ($0.001)       IN CAPITAL        STOCK          DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance at
    December 31, 2008            --              --     154,098,528    $    154,098    $ 39,190,666    $         --    $ (9,726,413)

Subscribed common
    stock issued                 --              --      11,757,640          11,758       1,164,006              --              --

Net loss                         --              --              --              --              --              --     (27,709,593)

Comprehensive
    loss                         --              --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
Balance at
    December 31, 2009           --              --     165,856,168    $    165,856    $ 40,354,672    $         --    $(37,436,006)
                       ============    ============    ============    ============    ============    ============    ============

                                                                                                                      (CONTINUED)


                                   See accompanying notes to consolidated financial statements








                               ACCUMULATED OTHER
                             COMPREHENSIVE INCOME
                        -----------------------------
                          CURRENCY                                             TOTAL
                        TRANSLATION       FAIR VALUE     NONCONTROLLING    SHAREHOLDERS'
                          RESERVE           RESERVE         INTEREST           EQUITY
                        ------------     ------------     ------------      ------------

Balance at
    December 31, 2008  $     12,927     $    955,479     $  2,766,375      $ 33,353,132

Subscribed common
  Stock issued                    --               --               --         1,175,764

Net loss                          --               --       (5,983,955)      (33,693,548)
                                                                            ------------
Comprehensive
    loss                          --               --               --       (33,693,548)
                        ------------     ------------     ------------      ------------
Balance at
   December 31, 2009   $     12,927     $    955,479     $ (3,217,580)     $    835,348
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




                              PREFERRED STOCK                COMMON STOCK
                       ----------------------------    ---------------------------
                          NUMBER           PAR            NUMBER           PAR                         SUBSCRIBED
                            OF            VALUE             OF            VALUE      ADDITIONAL PAID-    COMMON        ACCUMULATED
                          SHARES         ($0.001)         SHARES         ($0.001)       IN CAPITAL        STOCK          DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2009            --              --     165,856,168    $    165,856    $ 40,354,672    $         --    $(37,436,006)


SUBSCRIBED COMMON
    STOCK ISSUED                 --              --       1,878,224           1,878         185,944              --              --


NET LOSS                         --              --              --              --              --              --        (370,642)



COMPREHENSIVE
    LOSS                         --              --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    MARCH 31, 2010              --              --     167,734,392    $    167,734    $ 40,540,616    $         --    $(37,806,648)
                       ============    ============    ============    ============    ============    ============    ============

                                                                                                                      (CONTINUED)


                                    See accompanying notes to consolidated financial statements







                            ACCUMULATED OTHER
                          COMPREHENSIVE INCOME
                       --------------------------
                        CURRENCY                                       TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING  SHAREHOLDERS'
                         RESERVE        RESERVE       INTEREST         EQUITY
                                                     (RESTATED)
                       -----------    -----------    -----------     -----------
BALANCE AT
    DECEMBER 31, 2009  $    12,927    $   955,479    $(3,217,580)    $   835,348

SUBSCRIBED COMMON
  STOCK ISSUED                  --             --             --         187,822




NET LOSS                        --             --        (52,903)       (423,545)
                                                                     -----------
COMPREHENSIVE
    LOSS                        --             --             --        (423,545)
                       -----------    -----------    -----------     -----------

BALANCE AT
    MARCH 31, 2010    $    12,927    $   955,479    $(3,270,483)    $   599,625
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

   2.10  Valuation of Long-Lived Assets

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

   2.11  Fair Value of Financial Instruments

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


   2.12  Advances from Related Party

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

   2.19  Fair Value of Financial Instruments

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

4.       OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                      MARCH 31,     DECEMBER 31,
                                                       2010             2009
                                                   ------------    ------------
         Prepayments                               $     50,157    $     53,159
         Deposits                                        53,166          55,159
         Other receivables                               80,807          78,813
                                                   ------------    ------------
                                                   $    184,130    $    187,131
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
                                                   ===========      ===========

         Depreciation expense was $81,410 for the three months ended March 31, 2010 and $128,076 for the three months ended March 31, 2009.


6.       FILM LIBRARY

                                                   MARCH 31,       DECEMBER 31,
                                                     2010              2009
                                                                    (RESTATED)
                                                 ------------      ------------
         Acquired Film Library                   $ 23,685,259      $ 23,683,634
                                                 ------------      ------------
         Accumulated Amortization                  (4,520,477)       (4,518,852)
                                                 ------------      ------------
                                                 $ 19,164,782      $ 19,164,782
         Impairment of Film Library               (19,164,782)      (19,164,782)
                                                 ------------      ------------
         Film Library                            $         --      $         --
                                                 ============      ============


         Amortization expense was $1,625 for the three months ended March 31, 2010 and $146,536 for the three months ended March 31, 2009.


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
                                          ===========    ===========

         Term loans held by the Company at balance sheet date are as follows:

         (a) $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 the due date of the loan is July 7, 2010.

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


17.      RESTATEMENT OF PRIOR FINANCIAL STATEMENTS

On June 14, 2010, the board of directors (the "Board") of Amaru, Inc., (the "Company") concluded that the Company's previously filed consolidated financial statements for the quarter ended March 31, 2010 on Form 10-Q should be restated. The Board with the recommendation of management came to this conclusion based on comments received from the Accounting Staff of the Division of Corporate Finance of the Securities and Exchange Commission (the "SEC") in its review of the Company's financial statements for the quarter ended March 31, 2010. After discussion, review and analysis of our accounting and disclosures, the Company identified the following issues:

   A. The Company's computation of net loss per share attributable to Amaru, Inc. - basic and diluted for the three months ended March 31, 2010 contained a computational error and has been changed from ($0.05) to ($0.002) in its Consolidated Statement of Operations.

   B. The Company's Consolidated Balance Sheet was corrected to fix a numerical error for accumulated deficit and total Amaru, Inc. stockholders' deficit for the year ended December 31, 2009. Accumulated deficit has been changed from 37,641,903 to (37,806,648). Total Amaru, Inc. stockholders' deficit has been changed from 11,130,471 to 4,052,928.

   C. The Company's Statement of Stockholders' Equity and Accumulated Deficit contained a numerical error for Noncontrolling Interest in its March 31, 2010 total. The total balance for Noncontrolling Interest has been changed from (3,396,495) to (3,270,483).

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

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2010 at $347,642 were lowered by $186,063 (35%) as compared to the amount of $533,705 incurred for the three months ended March 31, 2009.

The decrease in administrative expenses for the period ended March 31, 2010 was attributed mainly to the decrease in:

o Depreciation and amortization. Equipment depreciation and license amortization and not amortization had decreased by $221,577 (66%), from $335,862 for the three months ended March 31, 2009 to $114,285 for the period ended March 31, 2010. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

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

NET LOSS

Net loss for the three months ended March 31, 2010, was $423,545 which decreased by $222,096 (34%) from net loss of $645,621 for the three months ended March 31, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating cost.

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

         In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Age is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Specifically, our chief executive officer and our chief financial officer determined that our control over film library investment classification report was not effective. We have resolved our film library and investment classification report issues subsequent to the Evaluation Date and prior to the filing date of this report. We intend to further monitor this failure by engaging more frequently in training exercises and by implementing review policies that begin prior to and continue during the various states of our financial statement preparation.



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


August 6, 2010                             /s/ Chua Leong Hin
------------                             ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer