Form 10-Q
period 2010-06-30
AMARU INC
filed 2010-08-16
CIK 1139822

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


                                    Mark one:
                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended June 30, 2010

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

Yes [ ]       No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value                      173,516,674 shares
-----------------------------                 ---------------------------------
         (Class)                              (Outstanding at July 30, 2010)

                           AMARU, INC. AND SUBSIDARIES
                       2010 Quarterly Report on Form 10-Q
                                Table of Contents


PART I:  FINANCIAL INFORMATION
------------------------------

ITEM 1:  CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets.................................................F-2
Consolidated Statements of Operations.......................................F-3
Consolidated Statement of Stockholders' Equity and Comprehensive
   Income............................................................F-4 to F-5
Consolidated Statements of Cash Flows.......................................F-6
Notes to Consolidated Financial Statements..........................F-7 to F-29

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
         AND RESULTS OF OPERATIONS............................................1

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...........7

ITEM 4:  CONTROLS AND PROCEDURES..............................................9


PART II:  OTHER INFORMATION
---------------------------

ITEM 1:  LEGAL PROCEEDINGS ..................................................11
ITEM 1A: RISK FACTORS .......................................................11
ITEM 2:  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.........17
ITEM 3:  DEFAULTS UPON SENIOR SECURITIES.....................................17
ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................17
ITEM 5:  OTHER INFORMATION...................................................17
ITEM 6:  EXHIBITS............................................................17

SIGNATURES



                               AMARU, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30,       DECEMBER 31,
                                                               2010             2009
                                                           ------------     ------------
                                                           (Unaudited)

Current assets
Cash and cash  equivalents                                 $    294,292     $    356,477
Accounts receivable, net of allowance of
  $256,851 and $10,697,363 at June 30, 2010
  and December 31, 2009 respectively                                106               --
Equity securities held for trading                              590,794          326,980
Other current assets                                            203,290          187,131
                                                           ------------     ------------
Total current assets                                          1,088,482          870,588
                                                           ------------     ------------

Non-current assets
Property and equipment, net                                     483,729          642,960
Film library, net                                                    --               --
Investments - cost                                            2,718,749        2,718,749
                                                           ------------     ------------

Total non-current assets                                      3,202,478        3,361,709
                                                           ------------     ------------
Total assets                                               $  4,290,960     $  4,232,297
                                                           ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses                      $    899,272     $    916,150
Advances from related parties                                   102,620               --
Capital lease payable - short term                               11,123           11,079
Convertible term loan                                         2,495,296        2,432,796
                                                           ------------     ------------
Total current liabilities                                     3,508,311        3,360,025
                                                           ------------     ------------
Non-current liabilities
Capital lease payable - long term                                31,510           36,924
                                                           ------------     ------------
Total non-current liabilities                                    31,510           36,924
                                                           ------------     ------------

Total liabilities                                             3,539,821        3,396,949

Commitments                                                          --               --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
  authorized; 0 shares issued and outstanding at
  March 31,2010 and December 31, 2009, respectively                  --               --

Common stock (par value $0.001) 200,000,000 shares
  authorized; 171,342,761 and 165,856,168 shares issued
  and outstanding at June 30, 2010 and
  December 31, 2009, respectively                               171,342          165,856
Additional paid-in capital                                   40,897,845       40,354,672
Accumulated Deficit                                         (38,008,729)     (37,436,006)
Accumulated other comprehensive income                          968,406          968,406
                                                           ------------     ------------
Total Amaru Inc's Stockholder's Deficit                       4,028,864        4,052,928
                                                           ------------     ------------
Non controlling interest                                     (3,277,725)      (3,217,580)
                                                           ------------     ------------
Total stockholders' equity                                      751,139          835,348
                                                           ------------     ------------

Total liabilities and shareholders' equity                 $  4,290,960     $  4,232,297
                                                           ============     ============




               See accompanying notes to consolidated financial statements

                                           F-2






                                         AMARU, INC. & SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                 (UNAUDITED)


                                                  FOR THE SIX MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                              -------------------------------     ---------------------------------
                                              June 30, 2010     June 30, 2009     June 30,2010        June 30, 2009
                                              -------------     -------------     -------------       -------------

Revenue:

Entertainment                                $      44,351     $       30,820     $      38,753        $     14,007
                                             -------------     --------------     -------------        ------------

Total revenue                                       44,351             30,820            38,753              14,007

Cost of services                                  (143,339)          (111,143)          (66,461)            (56,090)
                                             -------------     --------------     -------------        ------------
Gross loss                                         (98,988)           (80,323)          (27,708)            (42,083)

Distribution costs                                 (21,068)           (97,122)           (8,052)            (64,441)
Administrative expenses                           (719,500)        (1,171,647)         (371,858)           (637,942)
                                             -------------     --------------     -------------        ------------
Total expenses                                    (740,568)        (1,268,769)         (379,910)           (702,383)
                                             -------------     --------------     -------------        ------------

Loss from operations                              (839,556)        (1,349,092)         (407,618)           (744,466)

Other (expenses) income
 Interest expense                                  (63,610)           (63,545)          (31,808)            (31,774)
 Interest income                                        15                104                11                  37
 Sundry income                                       6,469                 --             1,405                  --
 Net change in fair value of financial
  assets at Fair value securities
  for trading                                      263,814            283,800           228,687             293,091
                                             -------------     --------------     -------------        ------------
Loss before income taxes                          (632,868)        (1,128,733)         (209,323)           (483,112)

Benefit for income taxes                                --                 --                --                  --
                                             -------------     --------------     -------------        ------------

Net (loss) including
noncontrolling interest                        $  (632,868)     $  (1,128,733)    $    (209,323)       $   (483,112)
                                             -------------     --------------     -------------        ------------

Attributable to:
Equity holders of Amaru, Inc.                $    (572,723)    $     (973,888)    $    (202,081)       $   (426,384)
Noncontrolling interest                            (60,145)          (154,845)           (7,242)            (56,728)
                                             =============     ===============     =============       ============

Earnings per share attributable to
  Amaru, Inc. common shareholders
- - Basic and diluted                       $       (0.004)    $        (0.01)    $      (0.001)       $     (0.003)
                                             =============     ==============     =============        ============

Weighted average number of Amaru, Inc.
  common shares outstanding
- - Basic and diluted                          167,686,355        154,098,528       168,998,804         154,098,528
                                             =============     ==============     =============        ============



               See accompanying notes to consolidated financial statements

                                           F-3






                                                AMARU, INC. AND SUBSIDIARIES
                             CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                            FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010
                                                     (UNAUDITED)


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
                       ============     ============     ============      ============








            See accompanying notes to consolidated financial statements

                                      F-4a






                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
                           FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE SIX MONTHS ENDED JUNE 30, 2010
                                                    (UNAUDITED)




                              PREFERRED STOCK                COMMON STOCK
                       ----------------------------    ---------------------------
                          NUMBER           PAR            NUMBER           PAR                         SUBSCRIBED
                            OF            VALUE             OF            VALUE      ADDITIONAL PAID-    COMMON        ACCUMULATED
                          SHARES         ($0.001)         SHARES         ($0.001)       IN CAPITAL        STOCK          DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2009            --              --     165,856,168    $    165,856    $ 40,354,672    $         --    $(37,436,006)


SUBSCRIBED COMMON
    STOCK ISSUED                 --              --       5,486,593           5,486         543,173              --              --


NET LOSS                         --              --              --              --              --              --        (572,723)



COMPREHENSIVE
    LOSS                         --              --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    JUNE 30, 2010                --              --     171,342,761    $    171,342    $ 40,897,845   $          --    $(38,008,729)
                       ============    ============    ============    ============    ============    ============    ============

                                                                                                                      (CONTINUED)


                                    See accompanying notes to consolidated financial statements

                                                               F-5






                            ACCUMULATED OTHER
                          COMPREHENSIVE INCOME
                       --------------------------
                        CURRENCY                                       TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING  SHAREHOLDERS'
                         RESERVE        RESERVE       INTEREST         EQUITY
                                                     (RESTATED)
                       -----------    -----------    -----------     -----------
BALANCE AT
    DECEMBER 31, 2009  $    12,927    $   955,479    $(3,217,580)    $   835,348

SUBSCRIBED COMMON
  STOCK ISSUED                  --             --             --         548,659




NET LOSS                        --             --        (60,145)       (632,868)
                                                                     -----------
COMPREHENSIVE
    LOSS                        --             --             --        (632,868)
                       -----------    -----------    -----------     -----------

BALANCE AT
    JUNE 30, 2010      $    12,927    $   955,479    $(3,277,725)    $   751,139
                       ===========    ===========    ===========     ===========




            See accompanying notes to consolidated financial statements

                                      F-5a






                                  AMARU, INC. & SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                   FOR THE SIX MONTHS ENDED
                                                                  ---------------------------
                                                                     June 30,       June 30,
                                                                      2010            2009
                                                                  -----------     -----------
                                                                  (Unaudited)     (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                                      $  (632,868)    $(1,128,733)
    Adjustments to reconcile net income to cash and cash
     equivalents used or provided by operations:
    Amortization                                                       65,597         349,255
    Depreciation                                                      161,969         253,121
    Net change in fair value of financial assets at fair value
    Through profit or loss-held for trading                          (263,814)       (283,800)

 Changes in operation assets and liabilities
    Accounts receivable                                                 (106)           (825)
    Inventories                                                            --           1,885
    Other current assets                                             (16,159)        (59,856)
    Accounts payable and accrued expenses                             (16,878)       (268,108)
    Other payables                                                         --          (5,458)
                                                                  -----------     -----------
Net cash used in operating activities                                (702,259)     (1,142,519)
                                                                  -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

    Acquisition of equipment                                           (2,738)        (16,585)
    Acquisition of intangible assets                                   (3,097)         (9,707)
                                                                  -----------     -----------
Net cash provided by (used in) investing activities                    (5,835)        (26,292)
                                                                  -----------     -----------
CASH PROVIDED FROM FINANCING ACTIVITIES
   Advance from related parties                                       102,620              --
   Repayment of related parties                                            --         (48,681)
   Repayments of obligations under capital leases                      (5,370)         (5,928)
   Receipts from common stock issued                                  548,659          62,500
                                                                  -----------     -----------
Net cash provided by (used in) financing activities                   645,909           7,891
                                                                  -----------     -----------
Effect of exchange rate changes on cash and cash equivalents               --              --
                                                                  -----------     -----------
Cash flows from all activities                                        (62,185)     (1,160,920)

Cash and cash equivalents at beginning of period                      356,477       1,484,945
                                                                  -----------     -----------

Cash and cash equivalents at end of period                        $   294,292     $   324,025
                                                                  ===========     ===========




                 See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

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

         THE COMPANY WAS ALSO IN THE BUSINESS OF DIGIT GAMING (LOTTERY). THE COMPANY HAS AN 18 YEAR LICENSE TO CONDUCT NATION WIDE LOTTERY IN CAMBODIA. THE COMPANY THROUGH ITS SUBSIDIARY, M2B COMMERCE LIMITED, SIGNED AN AGREEMENT WITH ALLSPORTS INTERNATIONAL LTD, A BRITISH VIRGIN ISLANDS COMPANY TO OPERATE AND CONDUCT DIGIT GAMES IN CAMBODIA AND TO MANAGE THE DIGIT GAMES ACTIVITIES IN CAMBODIA. THE LICENSE HAS BEEN SUSPENDED, SEE NOTE 14.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009



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

   2.2   Presentation as a Going Concern

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $632,868 and $1,128,733 for the six months ended June 30, 2010 and June 30, 2009, respectively. The Company also has an accumulated deficit of $38,008,729 and a working capital deficit of $2,419,829 at June 30, 2010.

         The items discussed above raise substantial doubt about the Company's ability to continue as a going concern. If the Company's financial resources are insufficient, the Company may require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

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



                                                     FOR THE SIX MONTHS ENDED
                                                      ---------------------
                                                      JUNE 30,    JUNE 30,
                                                        2010        2009
                                                      --------    --------


         SALES OUTSIDE OF THE U.S.                    $ 44,351    $ 30,820
         SERVICES PURCHASED OUTSIDE OF THE U.S.       $143,339    $111,143


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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


   2.7   FILM LIBRARY

         Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method in accordance with FASB Accounting Standards Codification 926, "Entertainment-Films," whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


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


   2.9  Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of June 30, 2010 totaled $590,794, December 31, 2009 totaled $326,980. The changes relates to an unrealized gain of $263,814 and $283,800, for the six months ended June 30, 2010 and 2009, respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

         The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

         The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of June 30, 2010:

                                                 Total      Level 1     Level 2      Level 3
                                               --------    --------    ---------    ---------
         Assets:

         Equity securities held for trading    $590,794    $590,794    $      --    $      --
                                               --------    --------    ---------    ---------
                                               $590,794    $590,794    $      --    $      --
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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


   2.12  Advances from Related Party

         Advances from director and related party of $102,620 and $0 at June 30, 2010 and December 31, 2009, respectively, are unsecured, non-interest bearing and payable on demand.

   2.13  Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the six months ended June 30, 2010 and 2009.

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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

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

   2.17  Income Taxes

         Deferred income taxes are determined using the liability method in accordance with FASB Accounting Standards Codification 740 "Income Taxes". Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009




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

   2.18  Earnings (Loss) Per Share

         FASB Accounting Standards Codification 260, "Earnings Per Share," requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings per common share (basic and diluted) is based on the weighted average number of shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

   2.19  Fair Value of Financial Instruments

         Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. Trading securities are held at fair value based upon prices quoted on an exchange.

   2.20  Advertising

         The cost of advertising is expensed as incurred. For the six months ended June 30, 2010 and 2009, the Company incurred advertising expenses of $2,876 and $63,821 respectively.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

   2.21  Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3.       EQUITY SECURITIES HELD FOR TRADING


                                                       June 30,    December 31,
                                                         2010          2009
                                                     ------------  ------------

         Quoted equity security, at fair value       $    590,794  $    326,980
                                                     ============  ============

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an unrealized gain of $263,814.

         The investments in quoted equity securities comprised of 37,000,000 common shares of PT Agis at the market value of $0.01597 and $0.00884 per share as of June 30, 2010 and December 31, 2009, respectively.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.       OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                     JUNE 30,      DECEMBER 31,
                                                       2010            2009
                                                   ------------    ------------

         Prepayments                               $     74,365    $     53,159
         Deposits                                        54,271          55,159
         Other receivables                               74,654          78,813
                                                   ------------    ------------
                                                   $    203,290    $    187,131
                                                   ============    ============

                           AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


5.       PROPERTY AND EQUIPMENT

                                                    JUNE 30,       DECEMBER 31,
                                                      2010              2009
                                                   -----------      -----------

         Office equipment                          $ 1,026,526      $ 1,023,788
         Motor vehicle                                  91,190           91,190
         Furniture, fixture and fittings                87,082           87,082
         Pony set-top boxes                            843,946          843,946
                                                   -----------      -----------
                                                     2,048,744        2,046,006
         Accumulated depreciation                   (1,565,015)      (1,403,046)
                                                   -----------      -----------
                                                   $   483,729      $   642,960
                                                   ===========      ===========


         Depreciation expense was $161,969 for the six months ended June 30, 2010 and $253,124 for the six months ended June 30, 2009.


6.       FILM LIBRARY

         Film library consist of the following:

                                                   June 30,       DECEMBER 31,
                                                     2010              2009
                                                 ------------      ------------

         Acquired Film Library                   $ 23,686,731      $ 23,683,634
                                                 ------------      ------------
         Accumulated Amortization                  (4,521,949)       (4,518,852)
                                                 ------------      ------------
                                                 $ 19,164,782      $ 19,164,782
         Impairment of Film Library               (19,164,782)      (19,164,782)
                                                 ------------      ------------
         Film Library                            $         --      $         --
                                                 ============      ============

         Amortization expense was $3,097 for the six months ended June 30,2010 and $289,255 for the six months ended June 30, 2009.





7.       INTANGIBLE ASSETS

         Intangible assets consist of the following:


                                                    JUNE 30,        DECEMBER 31,
                                                      2010             2009
                                                   -----------      -----------
         FINITE-LIVED INTANGIBLE ASSETS

         Gaming license                            $ 7,090,000      $ 7,090,000
         Product development expenditures              719,220          719,220
         Software license                               12,649           12,649
                                                   -----------      -----------
                                                     7,821,869        7,821,869
         Accumulated amortization                   (1,974,328)      (1,974,328)
                                                   -----------      -----------
                                                     5,847,541        5,847,541
                                                   -----------      -----------
         Impairment loss                            (5,847,541)      (5,847,541)
                                                   -----------      -----------
                                                   $        --      $        --
                                                   ===========      ===========



         Amortization expense was $0 for the six months ended June 30,2010 and $60,001 for the six months ended June 30, 2009. See Note 2.8 for impairment analysis.

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009



8.       INVESTMENTS - COST

         Investments held at cost consist of the following:

                                                    JUNE 30,       DECEMBER 31,
                                                       2010            2009
                                                   -----------      -----------
         Non Current:

             Unquoted equity securities            $   116,136      $   116,136

             Unquoted equity securities              2,602,613        2,602,613
                                                   -----------      -----------
                                                   $ 2,718,749      $ 2,718,749
                                                   ===========      ===========


         The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the six months ended June 30, 2010 and 2009, respectively.

         The Company's $2,602,613 investment at cost operates in Cambodia. This investment is subject to numerous risks, including:


         - difficulty enforcing agreements through the Cambodia's legal system;
         -    general economic and political conditions in Cambodia; and
         - the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the investment's business and growth strategy.

         The occurrence of any one of the above risks could harm the investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted no impairment for the six months ended June 30, 2010 and 2009,respectively.

         It was not practicable to estimate the fair value of two of the Company's investments held at cost. The investment held at cost located in Cambodia represents 10 percent of the issued common stock of this untraded company; that investment is carried at its original cost of $2,602,613 for the period ended June 30, 2010 and December 31, 2010, respectively in the consolidated balance sheet. At year-end 2009 the total assets reported by the untraded company were $24,232,528 (2008,$24,592,585), common stockholders' equity was $20,070,792 (2008,
         $23,047,695),revenues were $6,489,617 (2008, $12,468,674)and net income (loss) was ($2,715,893)(2008,$5,837,675). The investment held at cost located in Singapore represents 17 percent of the issued common stock of this untraded company; the investment is carried at its original cost of $116,136 (2008, $116,636)in the consolidated balance sheet. At year-end 2009 the total assets reported by the untraded company were $995,917, (2008,$1,541,561), common stockholders' equity was $399,202 (2008,($1,016,574)), revenues were $42,670
        (2008,$887,834) and net income (loss) was ($617,372) (2008,$59,510).

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

         The following summarizes the Company's capital lease obligations at June 30, 2010:

                                                       JUNE 30,     DECEMBER 31,
                                                         2010           2009
                                                     ------------  ------------

         Future minimum lease payments               $     51,139   $    57,580

         Less: amounts representing interest               (8,506)       (9,577)
                                                     ------------   -----------
         Present value of net minimum lease payments       42,633        48,803

         Less: current portion                            (11,123)      (11,079)
                                                     ------------   -----------
                                                     $     31,510   $    36,924
                                                     ============   ===========

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


         At June 30, 2010, total future minimum lease commitments under such lease are as follows:

         For the Year Ended
         December 31,                Capital
         ---------------------       --------

         2010                        $ 11,123
         2011                          11,123
         2012                          11,123
         2013                           9,264
                                     --------
                                     $ 42,633
                                     ========

         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the six months ended June 30, 2010 and 2009 was $62,607 and $21,945, respectively. As of June 30, 2010, the future minimum lease payments are as follows:

         For the Year Ended
         December 31,            Operating
         ---------------------   ---------

         2010                     $ 53,791
         2011                      102,960
         2012                       64,350
                                  --------
                                  $221,101
                                  ========

10.      INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had available approximately $7,600,000 of unused U.S. net operating loss carry-forwards at June 30, 2010, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         ASC 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2010 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $7,200,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2010, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

                             AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009


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

         During the period, the Group entered into the following transactions with a related party and the associate:

                                 JUNE 30,         JUNE 30,
                                   2010            2009
                                 ---------       --------

           Advance from
              related Party      $ 102,620       $     --
                                 =========       ========
           Associate:
              Marketing          $      --       $  9,059
                                 =========       ========

       Professional fee          $      --       $  6,108
                                 =========       ========



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

                          AMARU, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           FOR THE SIX MONTHS ENDED
                             JUNE 30, 2010 AND 2009

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

15.      LOAN AND BORROWINGS

                                           JUNE 30,     DECEMBER 31,
                                             2010            2009
                                          -----------    -----------
          Non-current

          Convertible loan                $ 2,500,000    $ 2,500,000
          Less: Future interest charges        (4,704)       (67,204)
                                          -----------    -----------
                                          $ 2,495,296    $ 2,432,796
                                          ===========    ===========

         Term loans held by the Company at balance sheet date are as follows:

         (a) $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 and it was due as of July 7, 2010. Subsequent to June 30, 2010, the conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010.


16.      SUBSEQUENT EVENTS

         On July 23, 2010, the Company issued a total of 2,173,913 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $217,391.30, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and it was due as of July 7, 2010. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender. Subsequent to June 30, 2010, the conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010.


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

M2B ENTERTAINMENT, INC.

On April 19, 2010, M2B Entertainment, Inc. was dissolved because the Company did not want to continue operations in Canada.


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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the six months ended June 30, 2010 was $44,351 compared with $30,820 for the same period in 2009.

- The Company's cash balance was $294,292 at June 30, 2010 compared with $356,477 at December 31, 2009.

Revenue

Revenue from entertainment for the six months ended June 30, 2010 at $44,351 was higher than revenue of $7,156 for the six months ended June 30, 2009 by $37,195 (520%). It was mainly due to increase in advertising revenue from new customers for the six months ended June 30, 2010.

Cost of Services

Cost of services for the six months ended June 30, 2010 was $143,339 which increased by $32,196 (29%) from $111,143 for the six months ended June 30, 2009. It was mainly due to increase in cost spending on bandwidth charges by $23,754 (75%) from $31,556 for the six months ended June 30, 2009 to $55,310 for the six months ended June 30, 2010.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2010 at $21,068 were lower by $76,054 (78%) as compared to the amount of $97,122 incurred for the six months ended June 30, 2009.

The lower distribution expenses were attributed to decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $60,945(95%) from $63,821 for the six months ended June 30, 2009 to $2,876 for the six months ended June 30, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June 30, 2010 at $719,500 were lowered by $452,147 (39%) as compared to the amount of $1,171,647 incurred for the six months ended June 30, 2009.

The decrease in administrative expenses for the period ended June 30, 2010 was attributed mainly to the decrease in:


o Depreciation and amortization. Equipment depreciation and license amortization had decreased by $437,310 (66 %), from $664,876 for the six months ended June 30, 2009 to $227,566 for the period ended June 30, 2010. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

o Legal and professional fees. Fees had decreased by $30,500 (22%), from $136,215 for the six months ended June 30, 2009 to $105,715 for the six months ended June 30, 2010. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

o Staff costs. Staff costs had decreased by $46,577 (22%), from $207,445 for the six months ended June 30, 2009 to $160,868 for the six months ended June 30, 2010. The decrease was mainly due as a result of cost reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $839,556 for the six months ended June 30, 2010 as compared to the loss from operations of $1,349,092 for the six months ended June 30, 2009 due mainly due as a result of cost reduction measures to reduce operating costs.

NET LOSS

Net loss for the six months ended June 30, 2010, was $632,868 which decreased by $495,865 (44%) from net loss of $1,128,733 for the six months ended June 30, 2009. The decrease was mainly due as a result of costs reduction measures to reduce operating cost.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $294,292 at June 30, 2010 as compared to cash of $356,477 at December 31, 2009.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the six months ended June 30, 2010, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

The Company has plans in 2010 to do the following:

     o content aggregation with partner channels to strengthen content base and marketability.

     o developing Internet TV with specialist channels, with potential subscription model.

     o step of marketing of contents to regional telcos companies in China, Malaysia, Indonesia, Thailand and India.

The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $590,794 and $326,980 in marketable securities as of June 30, 2010 and December 31, 2009 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $294,292 and $356,477 at June 30, 2010 and December 31, 2009, respectively.

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

         Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended June 30, 2010 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

         There were no changes in Internal Control Over Financial Reporting during the quarter ended June 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

         Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of June 30, 2010, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

On May 12, 2010, the Plaintiffs (Auston) have been granted leave to amend their Statement of Claim and M2B World has had its application for discovery of the 2006 and 2007 audited accounts of Auston granted.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates
Where the media industry was concerned, major corporations reduced their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

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

WE GENERATED A NET LOSS OF $632,868 AND $1,128,733 BEFORE TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30, 2009, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $632,868 for the six months ended June 30, 2010 compared to a consolidated net loss before taxes of $1,128,733 during 2009. We realized a negative cash flow from operating activities of $702,259 for the six months ended June 30, 2010 compared to $1,142,519 for the six months ended June 30,2009. For the six months ended 30 June 2010, we had an accumulated deficit of $38,008,729 and a working capital deficiency of $2,419,829 compared to an accumulated deficit of $37,436,006 and a working capital deficiency of $2,489,437 for the year ended December 31, 2009. At June 30,2010, we had a stockholders' equity of $751,139 compared to a stockholders' equity of $835,345 as at December 31, 2009. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 23, 2010, the Company issued a total of 2,173,913 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $217,391.30, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. The total proceeds are used for working capital.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


August 16, 2010                          /s/ Chua Leong Hin
---------------                          ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer