Form 10-K/A
period 2009-12-31
AMARU INC
filed 2010-10-15
CIK 1139822

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

        Consolidated Statements of Stockholders' Equity and Comprehensive
        Income                                                                                        F-4 - F-6

        Consolidated Statements of Cash Flows                                                         F-7 - F-8

        Notes to Consolidated Financial Statements                                                    F-9 - F-26



ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On July 21, 2008, Nexia Court & Co. resigned as the Company's auditors. The Board of Directors of the Company accepted Nexia Court's decision as of the date hereof and appointed Mendoza Berger & Co., LLP. as its new certified accountants and auditors.

During the Company's fiscal years 2006-2007, and during the interim period from January 1, 2008 through the date of July 21, 2008, there have been no past disagreements between the Company and Nexia Court & Co., on any matter of accounting principles or practices, financial statement disclosure or auditing, scope or procedure.

The audit reports provided by the Company's auditors, Nexia Court & Co. for the fiscal years ended December 31, 2006 and 2007 did not contain any adverse opinion or disclaimer of opinion nor was any report modified as to uncertainty, audit scope or accounting principles.

The Board of Directors approved the appointment of Mendoza Berger & Company, LLP. of Irvine, California as its new auditors on July 21, 2008. During the two most recent fiscal years and through the date hereof, neither the Company nor any one on behalf of the Company has consulted with Mendoza Berger & Company, LLP., regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any other matters or reportable events required to be disclosed under Items 304 (a)(2)(i)and (ii) of Regulation S-K.

ITEM 9A(T):  CONTROLS AND PROCEDURES

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS


On May 28, 2010 on Form 8-K, the Company announced that its previously issued financial statements for the year ended December 31, 2009 included in the Company's Form 1O-K, should no longer be relied upon.

Management began a review of its reporting policies with respect to its film library and concluded that its film library should have been impaired at December 31, 2009 based upon a lack of historical revenue from which to calculate a fair value in accordance with ASC 926, "Entertainment - Films." This form 10-K/A includes the changes and restatement of the December 31, 2009 year ended financial statements.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in pan upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

At the time of our Annual Report on Form 10-K for the fiscal year ended
December 31, 2009, which was filed on March 31, 2010, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with generally accepted accounting principles ("GAAP").

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

In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2009, based on these criteria. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements. Management is also aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to December 31, 2009, implemented the following procedures to address the material weakness noted above, including the following:

     o Enhanced the access to accounting literature, research materials and documents.

     o Identified third party professionals with whom to consult regarding complex accounting applications

     o Looking to additional staff to supplement our current accounting professionals with the requisite experience and training

The elements of our remediation plan can only be accomplished over time and we can offer no assurance that these initiatives will ultimately have the intended effects.


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


/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: October 15, 2010
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: October 15, 2010
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: October 15, 2010
----------------------
Zee Moey Ngiam


/s/ Leong Hin Chua      Director                                    Date: October 15, 2010
----------------------
Leong Hin Chua

/s/ Percy Chua Soo Lian Director                                    Date: October 15, 2010
-----------------------
Percy Chua Soo Lian


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


/s/ Mendoza Berger & Company, LLP

Irvine, California
March 31, 2010, except for
Notes 6 and 17 for which the
date is June 22, 2010


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


                                                     2009               Note               2008
                                              ------------------------           -------------------------
                                               Carrying          Fair             Carrying        Fair
                                                Amount          Value              Amount         Value
                                               --------        --------           --------     -----------

Cash and Cash Equivalents                      $356,477        $356,477   2.4    $1,484,945    $1,484,945
Equity Securities Held for Trading              326,980         326,980   3         179,620       179,620
Other Current Assets                            187,131         187,131   2.21      230,293       230,293
Investments  Cost                             2,718,749       2,718,749   8       3,018,749            --
Other Payables                                       --              --   2.21        5,458         5,458
Advances from related parties                        --              --   2.21       48,681        48,681
Capital Lease Payable                            48,003          48,003   9          57,640        57,640
Convertible Term Loan                         2,432,796       2,432,796  15       2,307,796     2,307,796

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