Form 10-Q/A
period 2010-06-30
AMARU INC
filed 2010-10-15
CIK 1139822

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


         The Company was also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Llt, a British Virgin islands company to operate and conduct digis games in Cambodia and to manage the digit games activities in Cambodia. The license has been suspended, see note 14.


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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

- Revenue for the six months ended June 30, 2010 was $44,351 compared with $30,820 for the same period in 2009. Revenue for the three months ended June 30, 2010 and 2009 was $38,753 and $14,007 respectively.

- The Company's cash balance was $294,292 at June 30, 2010 compared with $356,477 at December 31, 2009.

Revenue

Revenue from entertainment for the six months ended June 30, 2010 at $44,351 was higher than revenue of $7,156 for the six months ended June 30, 2009 by $37,195 (520%). It was increased by $24,746 (177%) from $14,007 for the three months ended June 30, 2009 to $38,753 for the three months ended June 30, 2010.

It was mainly due to the increase in advertising revenue from new customers for the three months and the six months ended June 30, 2010.

Cost of Services

Cost of services for the six months ended June 30, 2010 was $143,339 which increased by $32,196 (29%) from $111,143 for the six months ended June 30, 2009.

Cost of services for the three months ended June 30, 2010 was $66,461 which increased by $10,371 (18%) from $56,090 for the three months ended June 30, 2009.

It was mainly due to increase in cost spending on bandwidth charges by $23,754 (75%) from $31,556 for the six months ended June 30, 2009 to $55,310 for the six months ended June 30, 2009 to $8,357 for the three months ended June 30, 2010.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2010 at $21,068 were lower by $76,054 (78%) as compared to the amount of $97,122 incurred for the six months ended June 30, 2009. It was decreased by $56,389 (88%) from $64,441 for three months ended June 30, 2009 to $8,052 for three months ended June 30, 2010.

The lower distribution expenses were attributed to decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $60,945 (95%) from $63,821 for the six months ended June 30, 2009 to $2,876 for the six months ended June 30, 2010, and decreased by $48,696 (96%) from $50,640 for the three months ended June 30, 2009 to $1,944 for the three months ended June 30, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June 30, 2010 at $719,500 were lowered by $452,147 (39%) as compared to the amount of $1,171,647 incurred for the six months ended June 30, 2009.

It was decreased by $266,084 (42%) from $637,942 for the three months ended June 30, 2009 to $371,858 for the three months ended June 30, 2010.

The decrease in administrative expenses for the period ended June 30, 2010 was attributed mainly to the decrease in:

o Depreciation and amortization. Equipment depreciation and license amortization had decreased by $437,310 (66%), from $664,876 for the six months ended June 30, 2009 to $227,566 for the period ended June 30, 2010 and decreased by $215,732 (72%) from $297,763 for three months ended June 30, 2009 to $82,031 for the three months ended June 30, 2010.

         The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

o Legal and professional fees. Fees had decreased by $30,500 (22%), from $136,215 for the six months ended June 30, 2009 to $105,715 for the six months ended June 30, 2010, decreased by $14,014 (19%) from $74,781 for the three months ended June 30, 2009 to $60,767 for the three months ended June 30, 2010.

         The decrease was mainly due as a result of costs reduction measures to reduce operating costs.

o Staff costs. Staff costs had decreased by $46,577 (22%), from $207,445 for the six months ended June 30, 2009 to $160,868 for the six months ended June 30, 2010, and decreased by $9,739 (10%) from $92,887 for the three months ended June 30, 2009 to $83,148 for three months ended June 30, 2010. The decrease was mainly due as a result of cost reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $839,556 for the six months ended June 30, 2010 as compared to the loss from operations of $1,349,092 for the six months ended June 30, 2009, and loss of $407,618 for the three months ended June 30, 2010 as compared to loss from operations of $744,466 for the three months ended June 30, 2009 due mainly as a result of cost reduction measures to reduce operating costs.

NET LOSS

Net loss for the six months ended June 30, 2010, was $632,868 which decreased by $495,865 (44%) from net loss of $1,128,733 for the six months ended June 30, 2009. It was decreased by $273,789 (57%) from net loss of $483,112 for the three months ended June 30, 2009 to $209,323 for the three months ended June 30, 2010.

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

In summary of the sources and use of cash, the Company had raised $548,659 through equity financing for the six months period ended June 30, in 2010. The cash generated from financing activities totaling $645,909 for the six months period ended June 30, in 2010 was used to cover the Company's operations.

The Company's intention in fiscal year 2010 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $803,087 in new funding for 2010, and is expected to raise more new funding during the year. This new funding coupled with its cash as at December 31, 2009 should be able to cover operating expenses for the fiscal year 2010, and the Company is confident of raising additional funding for the next fiscal year.

The Company has plans in 2010 to do the following:

     o content aggregation with partner channels to strengthen content base and marketability.

     o developing Internet TV with specialist channels, with potential subscription model.

     o step of marketing of contents to regional telcos companies in China, Malaysia, Indonesia, Thailand and India.

The Company has entered into agreements with partners in China, Malaysia and Singapore, for the rollout of Internet TV with specialist channels in these territories. The Company has plans to sign new agreements in the later part of 2010 for advertising, subscription and content syndication revenues. When implemented in 2011, these agreements are expected to generate revenues for its broadband business. No assuance can be made that such plans will be carried out in a timely manner.

We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by Year 2011. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to meet the needs of its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

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

         In connection with the preparation of this Quarterly Report on Form 10Q, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on such evaluation, our chief executive officer and our chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Age is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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


                                         Amaru, Inc.
                                         ---------------------------------------
                                         (Registrant)


October 15, 2010                          /s/ Chua Leong Hin
----------------                         ---------------------------------------
Date                                     President, Chief Executive Officer and
                                         Chief Financial Officer