Form 10-Q
period 2010-09-30
AMARU INC
filed 2010-11-15
CIK 1139822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to _______

Commission File Number 000-32695

Amaru, Inc.
 (Exact name of registrant as specified in its charter.)

Nevada	88-0490089
(State of Incorporation)	(IRS Employer Identification No.)

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

Large accelerated reporting filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller company [X]
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_]   No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	175,404,018 shares
(Class)	(Outstanding at October 31, 2010)

AMARU, INC. AND SUBSIDARIES
2010 Quarterly Report on Form 10-Q

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	(Unaudited)

Current assets
Cash and cash equivalents	$231,461	$356,477
Accounts receivable, net of allowance of $260,681 and $10,697,363 at September 30, 2010 and December 31, 2009 respectively	6,351	--
Equity securities held for trading	808,585	326,980
Other current assets	289,376	187,131
Total current assets	1,335,773	870,588

Non-current assets
Property and equipment, net	413,421	642,960
Film library, net	--	--
Special Purpose Entity	37	--
Investments – at cost	2,718,749	2,718,749

Total non-current assets	3,132,207	3,361,709
Total assets	$4,467,980	$4,232,297

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$834,956	$916,150
Advances from related parties	102,620	--
Capital lease payable - short term	16,725	11,079
Convertible term loan	2,500,000	2,432,796
Total current liabilities	3,454,301	3,360,025
Non-current liabilities
Capital lease payable - long term	29,906	36,924
Total non-current liabilities	29,906	36,924

Total liabilities	3,484,207	3,396,949

Commitments	--	--

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized; 0 shares issued and outstanding at September 30,2010 and December 31, 2009, respectively	--	--

Common stock (par value $0.001) 200,000,000 shares authorized; 174,793,331 and 165,856,168 shares issued and outstanding at September 30, 2010 and December 31, 2009, respectively	174,793	165,856
Additional paid-in capital	41,239,451	40,354,672
Accumulated Deficit	(38,107,859)	(37,436,006)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc's Stockholder's Equity	4,274,791	4,052,928
Non controlling interest	(3,291,018)	(3,217,580)
Total stockholders' equity	983,773	835,348

Total liabilities and shareholders' equity	$4,467,980	$4,232,297

See accompanying notes to consolidated financial statements

AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	FOR THE NINE MONTHS ENDED		FOR THE THREE MONTHS ENDED
	September 30, 2010	September 30, 2009	September 30,2010	September 30, 2009

Revenue:

Entertainment	$45,737	$39,900	$1,396	$9,080

Total revenue	45,737	39,900	1,396	9,080

Cost of services	(202,300)	(170,578)	(58,961)	(59,435)
Gross loss	(156,563)	(130,678)	(57,575)	(50,355)

Distribution costs	(31,402)	(214,513)	(10,334)	(117,391)
Administrative expenses	(980,951)	(1,678,634)	(261,451)	(506,987)
Bad debt expense	--	(9,635,919)	--	(9,635,919)
Total expenses	(1,012,353)	(11,529,066)	(271,785)	(10,260,297)

Loss from operations	(1,168,916)	(11,659,744)	(329,360)	(10,310,652)

Other (expense) income
Interest expense	(68,896)	(95,332)	(5,286)	(31,787)
Interest income	29	120	14	16
Other income	10,887	--	4,418	--
Equipment written off	--	(16,607)	--	(16,607)
Net change in fair value of equity securities held for trading	481,605	273,006	217,791	(10,794)
Loss before income taxes	(745,291)	(11,498,557)	(112,423)	(10,369,824)

Income taxes	--	--	--	--

Net (loss) including noncontrolling interest	$(745,291)	$(11,498,557)	$(112,423)	$(10,369,824)

Attributable to:
Equity holders of Amaru, Inc.	$(671,853)	$(9,487,847)	$(99,130)	$(8,513,959)
Noncontrolling interest	$(73,438)	$(2,010,710)	$(13,293)	$(1,855,865)

Earnings per share attributable to Amaru, Inc. common shareholders - Basic and diluted	$(0.004)	$(0.07)	$(0.001)	$(0.06)

Weighted average number of Amaru, Inc. common shares outstanding - Basic and diluted	170,187,242	160,253,369	173,284,788	161,869,595

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK
	NUMBER OF SHARES	PAR VALUE ($0.001)	NUMBER OF SHARES	PAR VALUE ($0.001)	ADDITIONAL PAID-IN CAPITAL	SUBSCRIBED COMMON STOCK	ACCUMULATED DEFICIT

Balance at December 31, 2008	--	--	154,098,528	$154,098	$39,190,666	$--	$(9,726,413)

Subscribed common stock issued	--	--	11,757,640	11,758	1,164,006	--	--

Net loss	--	--	--	--	--	--	(27,709,593)

Comprehensive loss	--	--	--	--	--	--	--

Balance atDecember 31, 2009	--	--	165,856,168	$165,856	$40,354,672	$--	$(37,436,006)

                                                                                                                      (CONTINUED)

	ACCUMULATED OTHER COMPREHENSIVE INCOME
	CURRENCY			TOTAL
	TRANSLATION	FAIR VALUE	NONCONTROLLING	SHAREHOLDERS'
	RESERVE	RESERVE	INTEREST	EQUITY

Balance at December 31, 2008	$12,927	$955,479	$2,766,375	$33,353,132

Subscribed common Stock issued	--	--	--	1,175,764

Net loss	--	--	(5,983,955)	(33,693,548)

Comprehensive loss	--	--	--	(33,693,548)

Balance at December 31, 2009	$12,927	$955,479	$(3,217,580)	$835,348

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2009 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

	PREFERRED STOCK		COMMON STOCK
	NUMBER OF SHARES	PAR VALUE ($0.001)	NUMBER OF SHARES	PAR VALUE ($0.001)	ADDITIONAL PAID-IN CAPITAL	SUBSCRIBED COMMON STOCK	ACCUMULATED DEFICIT
BALANCE AT DECEMBER 31, 2009	--	--	165,856,168	$165,856	$40,354,672	$--	$(37,436,006)

SUBSCRIBED COMMON STOCK ISSUED	--	--	8,937,163	8,937	884,779	--	--

NET LOSS	--	--	--	--	--	--	(671,853)

COMPREHENSIVE LOSS	--	--	--	--	--	--	--

BALANCE AT SEPTEMBER 30, 2010	--	--	174,793,331	$174,793	$41,239,451	$--	$(38,107,859)

                                                                                                                      (CONTINUED)

	ACCUMULATED OTHER COMPREHENSIVE INCOME
	CURRENCY			TOTAL
	TRANSLATION	FAIR VALUE	NONCONTROLLING	SHAREHOLDERS'
	RESERVE	RESERVE	INTEREST	EQUITY
			(RESTATED)
BALANCE AT DECEMBER 31, 2009	$12,927	$955,479	$(3,217,580)	$835,348

SUBSCRIBED COMMON STOCK ISSUED	--	--	--	893,716

NET LOSS	--	--	(73,438)	(745,291)

COMPREHENSIVE LOSS	--	--	--	(745,291)

BALANCE AT SEPTEMBER 30, 2010	$12,927	$955,479	$(3,291,018)	$983,773

See accompanying notes to consolidated financial statements

AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE NINE MONTHS ENDED
	September 30,	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(745,291)	$(11,498,557)
Adjustments to reconcile net income to cash and cash equivalents used or provided by operations:
Amortization	70,301	602,406
Depreciation	240,062	356,566
Equipment written off	--	16,607
Allowance for doubtful debts	--	9,635,919
Net change in fair value of equity securities held for trading	(481,605)	(273,006)

Changes in operation assets and liabilities
Accounts receivable	(6,351)	(2,432)
Inventories	--	1,885
Other current assets	(102,245)	(648)
Accounts payable and accrued expenses	(81,194)	(391,721)
Other payables	--	(5,458)
Net cash used in operating activities	(1,106,323)	(1,558,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(10,523)	(73,687)
Acquisition of intangible assets	(3,097)	(9,707)
Acquisition of investment available for sale	--	(200,000)
Acquisition of associate	(37)	--
Net cash provided by (used in) investing activities	(13,657)	(283,394)

CASH PROVIDED FROM FINANCING ACTIVITIES
Advance from related parties	102,620	--
Repayment of related parties	--	(48,681)
Repayments of obligations under capital leases	(1,372)	(7,447)
Receipts from common stock issued	893,716	925,764
Net cash provided by (used in) financing activities	994,964	869,636

Effect of exchange rate changes on cash and cash equivalents	--	--
Cash flows from all activities	(125,016)	(972,197)

Cash and cash equivalents at beginning of period	356,477	1,484,945

Cash and cash equivalents at end of period	$231,461	$512,748

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1   Principles of Consolidation

The consolidated financial statements include the financial statements  of Amaru, Inc and its majority owned subsidiaries. All significant  intercompany balances and transactions have been eliminated in consolidation.  In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by ASC 810  consolidation of variable interest entities and to access whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 860.

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $745,291 and $11,498,557 for the nine months ended September 30, 2010 and 2009, respectively. The Company also has an accumulated deficit of $38,107,859 and a working capital deficit of $2,118,528 at September 30, 2010.

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
SEPTEMBER 30, 2010 AND 2009

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

	FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009

SALES OUTSIDE OF THE U.S.	$45,737	$39,900
SERVICES PURCHASED OUTSIDE OF THE U.S.	$202,300	$170,578

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
SEPTEMBER 30, 2010 AND 2009

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

The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system, most of which was developed in 2002 as product development costs. The Company projects that these development costs will be useful for up to years before additional significant development needs to be done.

2.9   SPECIAL PURPOSE ENTITY

A special purpose entity is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The results and assets and liabilities of special purpose entities are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments in special purpose entities are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the Company's share of the net assets of the special purpose entity, less any impairment in the value of individual investments. Losses of a special purpose entity in excess of the group's interest in that special purpose entity (which includes any long-term interests that, in substance, form part of the Company's net investment in the special purpose entity) are not recognised, unless the group has incurred legal or constructive obligations or made payments on behalf of the special purpose entity.

Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the special purpose entity recognised at the date of acquisition is recognised as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognised immediately in the consolidated profit and loss statement.

Where a group entity transacts with a special purpose entity of the group, profits and losses are eliminated to the extent of the group's interest in the relevant special purpose entity.

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

2.10  Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of September 30, 2010 totaled $808,585, December 31, 2009 totaled $326,980. The changes relates to an unrealized gain of $481,605 and $273,006, for the nine months ended September 30, 2010 and 2009, respectively.

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
SEPTEMBER 30, 2010 AND 2009

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of September 30, 2010:

	Total	Level 1	Level 2	Level 3
Assets:

Equity securities held for trading	$808,585	$808,585	$--	$--
	$808,585	$808,585	$--	$--

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

2.13 Advances from Related Party

Advances from director and related party of $102,620 and $0 at September 30, 2010 and December 31, 2009, respectively, are unsecured, non-interest bearing and payable on demand.

2.14 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the nine months ended September 30, 2010 and 2009.

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
SEPTEMBER 30, 2010 AND 2009

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
SEPTEMBER 30, 2010 AND 2009

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

2.21 Advertising

The cost of advertising is expensed as incurred. For the nine months ended September 30, 2010 and 2009, the Company incurred advertising expenses of $4,795 and $145,809 respectively.

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

2.22 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.   EQUITY SECURITIES HELD FOR TRADING

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Quoted equity security, at fair value	$808,585	$326,980

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an unrealized gain of $481,605

The investments in quoted equity securities comprised of 37,000,000 common shares of PT Agis at the market value of $0.02185 and $0.00884 per share as of September 30, 2010 and December 31, 2009, respectively.

The Company's equity securities held for trading investment is denominated in Indonesian Rupiah.

4.   OTHER CURRENT ASSETS

Other current assets consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Prepayments	$51,364	$53,159
Deposits	54,519	55,159
Other receivables	183,493	78,813
	$289,376	$187,131

5.   PROPERTY AND EQUIPMENT

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Office equipment	$1,034,311	$1,023,788
Motor vehicle	91,190	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	2,056,529	2,046,006
Accumulated depreciation	(1,643,108)	(1,403,046)
	$413,421	$642,960

Depreciation expense was $240,062 for the nine months ended September 30, 2010 and $356,566 for the nine months ended September 30, 2009.

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

6.   FILM LIBRARY

Film library consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Acquired Film Library	$23,686,731	$23,683,634
Accumulated Amortization	(4,521,949)	(4,518,852)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$--	$--

Amortization expense was $3,097 for the nine months ended September 30,2010 and $418,655 for the nine months ended September 30, 2009.

7.   INTANGIBLE ASSETS

Intangible assets consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
FINITE-LIVED INTANGIBLE ASSETS

Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$--	$--

Amortization expense was $0 for the nine months ended September 30,2010 and $90,001 for the nine months ended September 30, 2009. See Note 2.8 for impairment analysis.

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

8.    SPECIAL PURPOSE ENTITY

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Fair value of investment in special purpose entity	$37	$--
Goodwill	--	--
Share of post-acquisition profit	--	--
	$37	$--

On September 2, 2010, Amaru Holdings Limited subscribed for 50% interest in the investee company, for an investment of $37.

Details of the Company's special purpose entity at September 30, 2010 are as follows:

 Name of Business: MEDIAMEDES PTE. LTD.

Place of Incorporation: Republic of Singapore
Principle of Activity: Motion picture, Video and Television Programme Distribution Activities

Proportion of:	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Ownership Interest	50%	0%

One of the directors of the Company is also a director in the special purpase entity.

Summarized financial information in respect of the Company's special purpose entity is set out below:

	SEPTEMBER 30, 2010	DECEMBER 31, 2009
Total assets	$74	$--
Total liabilities	--	--
Net assets	$74	--
Company's share of special purpose entity's net assets	$37	$--
Revenue	$--	$--
Profit for the period	$--	$--
Company's share of special purpose entity's profit for the period	$--	$--

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

9.   INVESTMENTS – AT COST

     Investments held at cost consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Non Current:

Unquoted equity securities	$116,136	$116,136

Unquoted equity securities	2,602,613	2,602,613
	$2,718,749	$2,718,749

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the nine months ended September 30, 2010 and 2009, respectively.

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

The occurrence of any one of the above risks could harm the investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted no impairment for the nine months ended September 30, 2010 and 2009,respectively.

It was not practicable to estimate the fair value of two of the Company's investments held at cost. The investment held at cost located in Cambodia represents 10 percent of the issued common stock of this untraded company; that investment is carried at its original cost of $2,602,613 for the period ended September 30, 2010 and December 31, 2010, respectively in the consolidated balance sheet. At year-end 2009 the total assets reported by the untraded company were $24,232,528 (2008,$24,592,585), common stockholders' equity was $20,070,792 (2008, $23,047,695),revenues were $6,489,617 (2008, $12,468,674)and net income (loss) was ($2,715,893)(2008,$5,837,675). The investment held at cost located in Singapore represents 17 percent of the issued common stock of this untraded company; the investment is carried at its original cost of $116,136 (2008, $116,636)in the consolidated balance sheet. At year-end 2009 the total assets reported by the untraded company were $995,917, (2008,$1,541,561), common stockholders' equity was $399,202 (2008,($1,016,574)), revenues were $42,670 (2008,$887,834) and net income (loss) was ($617,372) (2008,$59,510).

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

10. COMMITMENTS

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

The following summarizes the Company's capital lease obligations at June 30, 2010:

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

Future minimum lease payments	$55,251	$57,580

Less: amounts representing interest	(8,620)	(9,577)

Present value of net minimum lease payments	46,631	48,803

Less: current portion	(16,102)	(11,079)
	$30,529	$36,924

At September 30, 2010, total future minimum lease commitments under such lease are as follows:

For the Year Ended December 31,	Capital

2010	$5,057
2011	18,672
2012	22,902
$46,631

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the nine months ended September 30, 2010 and 2009 was $87,291 and $65,504, respectively. As of September 30, 2010, the future minimum lease payments are as follows:

For the Year Ended December 31,	Operating

2010	$27,351
2011	109,406
2012	68,379
$205,136

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2010 AND 2009

11.  INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $7,631,143 of unused U.S. net operating loss carry-forwards at September 30, 2010, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards, therefore the Company fully reserved the tax asset.

ASC 740 requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2010 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $7,470,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2010, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

During the period, the Group entered into the following transactions with a related party and the associate:

	SEPTEMBER 30,	SEPTEMBER 30,
	2010	2009
Related party:
Professional fee	$--	$1,548

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
SEPTEMBER 30, 2010 AND 2009

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

15.  LOAN AND BORROWINGS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
Current

Convertible loan	$2,500,000	$2,500,000
Less: Future interest charges	--	(67,204)
	$2,500,000	$2,432,796

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

16. SUBSEQUENT EVENTS

On October 1, 2010, the Company issued a total of 610,687 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $61,068.70, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

On October 26, 2010, the Company issued a total of 542,640 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $54,264.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

On November 9, 2010, the Company issued a total of 351,563 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $35,156.30, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

-
Revenue for the nine months ended September 30, 2010 was $45,737 compared with $39,900 for the same period in 2009. Revenue for the three months ended September 30, 2010 and 2009 was $1,396 and $9,080 respectively.

-	The Company's cash balance was $231,461 at September 30, 2010 compared with $356,477 at December 31, 2009.

Revenue

Revenue from entertainment for the nine months ended September 30, 2010 at $45,737 was higher than revenue of $39,900 for the nine months ended September 30, 2009 by $5,837 (15%). It was decreased by $7,684 (85%) from $9,080 for the three months ended September 30, 2009 to $1,396 for the three months ended June 30, 2010.

It was mainly due to the increase in advertising revenue from new customers for the nine months ended September 30, 2010, but no new customers were obtained for three months ended September 30, 2010.

Cost of Services

Cost of services for the nine months ended September 30, 2010 was $202,300 which increased by $31,722 (19%) from $170,578 for the nine months ended September 30, 2009. It was mainly due to increase in cost spending on bandwidth charges by $13,769 (30%) from $46,435 for the nine months ended September 30, 2009 to $60,204 for the nine months ended September 30, 2009.

Cost of services for the three months ended September 30, 2010 was $58,961 which decreased by $474 (1%) from $59,435 for the three months ended June 30,2009. The decrease was mainly due as a result of costs reduction measures to reduce operating cost.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2010 at $31,402 were lower by $183,111 (85%) as compared to the amount of $214,513 incurred for the nine months ended September 30, 2009. It was decreased by $107,057 (91%) from $117,391 for three months ended September 30, 2009 to $10,334 for three months ended September 30, 2010.

The lower distribution expenses were attributed to decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $141,014 (97%) from $145,809 for the nine months ended September 30, 2009 to $4,795 for the nine months ended September 30, 2010, and decreased by $80,069 (98%) from $81,988 for the three months ended September 30, 2009 to $1,919 for the three months ended September 30, 2010.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2010 at $980,951 were lowered by $697,683 (42%) as compared to the amount of $1,678,634 incurred for the nine months ended September 30, 2009.

It was decreased by $245,536 (48%) from $506,987 for the three months ended September 30, 2009 to $261,451 for the three months ended September 30, 2010.

The decrease in administrative expenses for the period ended September 30, 2010 was attributed mainly to the decrease in:

•
Depreciation and amortization. Equipment depreciation and license amortization had decreased by $648,609 (66%), from $958,972 for the nine months ended September 30, 2009 to $310,363 for the period ended September 30, 2010 and decreased by $273,799 (77%) from $356,596 for three months ended September 30, 2009 to $82,997 for the three months ended June 30,  2010.

The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

•
Legal and professional fees. Fees had decreased by $33,573 (19%), from $175,747 for the nine months ended September 30, 2009 to $142,174 for the nine months ended September 30, 2010, decreased by $3,073 (8%) from $39,532 for the three months ended September 30, 2009 to $36,459 for the three months ended September 30, 2010.

The decrease was mainly due as a result of costs reduction measures to reduce operating costs.

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $1,168,916 for the nine months ended June 30, 2010 as compared to the loss from operations of $11,659,744 for the nine months ended September 30, 2009, and loss of $329,360 for the three months ended September 30, 2010 as compared to loss from operations of $10,310,652 for the three months ended September 30, 2009 due mainly as a result of cost reduction measures to reduce operating costs and the write off of the outstanding balance $9,500,000 receivables from sale of IPTV platform for the nine months and three ended September 30, 2009.

NET LOSS

Net loss for the nine months ended September 30, 2010, was $745,291 which decreased by $10,753,266 (94%) from net loss of $11,498,557 for the nine months ended September 30, 2009. It was decreased by $10,257,401 (99%) from net loss of $10,369,824 for the three months ended September 30, 2009 to $112,423 for the three months ended September 30, 2010.

The decrease was mainly due as a result of costs reduction measures to reduce operating cost and the write off of the outstanding balance $9,500,000 receivables from sale of IPTV platform for the nine months and three ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $231,461 at September 30, 2010 as compared to cash of $356,477 at December 31, 2009.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the nine months ended September 30, 2010, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

In summary of the sources and use of cash, the Company had raised $893,716 through equity financing for the nine months period ended September 30, in 2010. The cash generated from financing activities totaling $994,964 for the nine months period ended September 30, in 2010 was used to cover the Company's operations.

The Company's intention in fiscal year 2010 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $1,044,204 in new funding for 2010, and is expected to raise more new funding during the year. This new funding coupled with its cash as at December 31, 2009 should be able to cover operating expenses for the fiscal year 2010, and the Company is confident of raising additional funding for the next fiscal year.

The Company has plans in 2010 to do the following:

•	content aggregation with partner channels to strengthen content base and marketability.

•	developing Internet TV with specialist channels, with potential subscription model.

•	step of marketing of contents to regional telcos companies in China, Malaysia, Indonesia, Thailand and India.

The Company has entered into agreements with partners in China, Malaysia and Singapore, for the rollout of Internet TV with specialist channels in these territories.  The Company has plans to sign new agreements in the later part of 2010 for advertising, subscription and content syndication revenues. When implemented in 2011, these agreements are expected to generate revenues for its broadband business. No assurance cn be made that such plans will be carried out in a timely manner.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $808,585 and $326,980 in marketable securities as of September 30, 2010 and December 31, 2009 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $231,461 and $356,477 at September 30, 2010 and December 31, 2009, respectively.

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

•	our efforts to establish independent broadband sites in countries where conditions are suitable.

•	our ability to expand our offerings of content in entertainment and education, to include more niche channels and offerings.

•	our ability to provide content beyond just personal computers but to encompass television, wireless application devices and 3G hand phones.

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

Notwithstanding the issues described below, the current management has concluded that the consolidated financial statements for the periods covered by and included in the Quarterly Report on Form 10-Q for the period ended September 30, 2010 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States for each of the periods presented herein.

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

There were no changes in Internal Control Over Financial Reporting during the quarter ended September 30, 2010, there were no changes in our internal controls that have materially affected or are reasonably likely to have materially affected our internal control over financial reporting. Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.

Our Chief Executive Officer and Chief Financial Officer (our principal executive officer and principal financial officer, respectively) has concluded, based on their evaluation as of September 30, 2010, that the design and operation of our "disclosure controls and procedures" (as defined in Rule 13a-15(e) and 15d-15(e)) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated, recorded, processed, summarized and reported to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

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

WE GENERATED A NET LOSS OF $745,291 AND $11,498,557 BEFORE TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $745,291 for the nine months ended September 30, 2010 compared to a consolidated net loss before taxes of $11,498,557 during 2009. We realized a negative cash flow from operating activities of $1,106,323 for the nine months ended September 30, 2010 compared to $1,558,439 for the nine months ended September 30,2009. For the nine months ended September 30, 2010, we had an accumulated deficit of $38,107,859 and a working capital deficiency of $2,118,528 compared to an accumulated deficit of $37,436,006 and a working capital deficiency of $2,489,437 for the year ended December 31, 2009. At September 30,2010, we had a stockholders' equity of $983,773 compared to a stockholders' equity of $835,348 as at December 31, 2009. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 4, 2010, the Company issued a total of 610,687 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $61,068.70, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

On October 26, 2010, the Company issued a total of 542,640 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $54,264.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

On November 9, 2010, the Company issued a total of 351,563 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $35,156.30, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

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

Amaru, Inc.
(Registrant)

November 15, 2010	/s/ Chua Leong Hin
Date	President, Chief Executive Officer and Chief Financial Officer