Form 10-K/A
period 2009-12-31
AMARU INC
filed 2010-12-15
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                 FORM 10-K/A-3
                          Amendment No. 3 to Form 10-K


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

         On May 17, 2010, the management of the Company concluded upon accepting the recommendation of its independent registered public accounting firm, Mendoza, Berger& Company, LLC, that the Company's audited financial statements for the fiscal year ended December 31, 2009 should no longer be relied upon. The Company amended its financial statements to provide that the asset of film library is fully impaired at December 31, 2009. Due to the material nature of the impairment of the Company's film library asset at and for the year ending December 31, 2009 and the fact that the film library failed to produce any of the budgeted revenue for the fiscal year, management has concluded that a full impairment of the film library was warranted and should have been recorded at December 31, 2009. The film library was impaired for the year ended 2009 in accordance with the requirements of impairment of long lived assets. The management of the Company believes that the film library as a long term asset still has an intrinsic value, to which it cannot presently quantify.


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

         INTANGIBLE ASSETS

         Intangible assets consist of gaming licenses, software licenses and product development costs. Intangible assets which were purchased and have indefinite lives are stated at cost less impairment losses. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

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

At the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on March 31, 2010, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with generally accepted accounting principles ("GAAP"). "). It has become apparent that the Company does lack the experience of the United States GAAP knowledge in our staff. The Company will provide continuing professional education for the existing staff. It is the Company's intent to have senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. This corrective action will demonstrates the appropriate competence in the Company's internal control over financial reporting.

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


                               Amaru, Inc.



                               BY:   /s/ Leong Hin Chua
                                     -------------------
                                     Leong Hin Chua, President and CEO
                              Date:  December 15, 2010


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: December 15, 2010
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: December 15, 2010
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: December 15, 2010
----------------------
Zee Moey Ngiam


/s/ Leong Hin Chua      Director                                    Date: December 15, 2010
----------------------
Leong Hin Chua

/s/ Percy Chua Soo Lian Director                                    Date: December 15, 2010
-----------------------
Percy Chua Soo Lian


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2009 AND 2008


         In October 2009, the FASB published FASB Accounting Standards Update 2009-13, Revenue Recognition (Topic 605) - Multiple- Deliverable Revenue Arrangements. It addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. Specifically, this guidance amends the criteria in Subtopic 605-25, Revenue Recognition-Multiple-Element Arrangements, for separating consideration in multiple- deliverable arrangements. This guidance establishes a selling price hierarchy for determining the selling price of a deliverable, which is based on: (a) vendor-specific objective evidence; (b) third-party evidence; or (c) estimates. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. In addition, this guidance significantly expands required disclosures related to a vendor's multiple-deliverable revenue arrangements. The provisions of ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption is permitted. The provisions of ASU 2009-13 is not expected to have an impact on the Company's financial statements.

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


                                                     2009               Note               2008
                                              ------------------------           -------------------------
                                               Carrying          Fair             Carrying        Fair
                                                Amount          Value              Amount         Value
                                               --------        --------           --------     -----------

Cash and Cash Equivalents                      $356,477        $356,477   2.4    $1,484,945    $1,484,945
Equity Securities Held for Trading              326,980         326,980   3         179,620       179,620
Other Current Assets                            187,131         187,131   2.21      230,293       230,293
Investments  Cost                             2,718,749       2,718,749   8       3,018,749       616,136
Other Payables                                       --              --   2.21        5,458         5,458
Advances from related parties                        --              --   2.21       48,681        48,681
Capital Lease Payable                            48,003          48,003   9          57,640        57,640
Convertible Term Loan                         2,432,796       2,432,796  15       2,307,796     2,307,796

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
                                   ============    ============    ============


12. SALE OF IPTV PLATFORM

         In April 2007 the Company through its subsidiary M2B World Holdings Limited entered into an agreement to sell its IPTV platform to a company in Indonesia (buyer) for $14,500,000. The total amount of the consideration was to be received in shares of the buyer and a 50% share of a newly incorporated entity. The Company has received $1,000,000 in cash and $4,000,000 in publicly-traded securities. The balance outstanding receivable of $9,500,000 is included as "Receivable from sale of IPTV platform" at December 31, 2008. During the third quarter of 2009 management allowed for the $9,500,000 as uncollectable. Management is currently still in negotiations with PT Agis on trying to collect the receivable.


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