Form 10-K/A
period 2009-12-31
AMARU INC
filed 2011-02-16
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------


                                 FORM 10-K/A-4
                          Amendment No. 4 to Form 10-K


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

     At the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed on March 31, 2010, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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


                                       43






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


                               Amaru, Inc.



                               BY:   /s/ Leong Hin Chua
                                     -------------------
                                     Leong Hin Chua, President and CEO
                              Date:  February 16, 2011


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: February 16, 2011
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: February 16, 2011
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: February 16, 2011
----------------------
Zee Moey Ngiam


/s/ Leong Hin Chua      Director                                    Date: February 16, 2011
----------------------
Leong Hin Chua

/s/ Percy Chua Soo Lian Director                                    Date: February 16, 2011
-----------------------
Percy Chua Soo Lian


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

                                                     F-6






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


                                                     2009               Note               2008
                                              ------------------------           -------------------------
                                               Carrying          Fair             Carrying        Fair
                                                Amount          Value              Amount         Value
                                               --------        --------           --------     -----------

Cash and Cash Equivalents                      $356,477        $356,477   2.4    $1,484,945    $1,484,945
Equity Securities Held for Trading              326,980         326,980   3         179,620       179,620
Other Current Assets                            187,131         187,131   2.21      230,293       230,293
Investments Cost, long term                   2,718,749       2,718,749   8         616,136       616,136
Other Payables                                       --              --   2.21        5,458         5,458
Advances from related parties                        --              --   2.21       48,681        48,681
Capital Lease Payable                            48,003          48,003   9          57,640        57,640
Convertible Term Loan                         2,432,796       2,432,796  15       2,307,796     2,307,796
Investments cost, short term                         --              --   8       2,204,766     2,204,766

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its original cost of $2,602,613 (2008, $2,402,613)in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $24,232,528 (2008,$24,592,585), common stockholders' equity was $20,070,792 (2008,
$23,047,695),revenues were $6,489,617 (2008, $12,468,674)and net income
(loss)was ($2,715,893)(2008,$5,837,675). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 (2008, $116,636)in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $995,917, (2008,$1,541,561), common stockholders' equity was $399,202 (2008,$1,016,574)), revenues were $42,670
(2008, $887,834) and net income (loss) was ($617,372) (2008,$59,510). Management believes that the investment's cost, $2,204,466 equals its fair value in 2008. Furthermore, Management estimates that the long term investments cost, $616,136 equals its 2008 carrying value. In 2009, all investments were classified as long term with its $2,718,749 cost equating its fair value.


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