Form 10-K
period 2010-12-31
AMARU INC
filed 2011-04-15
CIK 1139822

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                 FORM 10-K


(MARK ONE)


   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

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

Yes |_|           No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 1, 2011, the aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 1, 2011 at $0.02 per share was $3,379,306.94.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 192,790,043 as of March 1, 2011.

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

================================================================================



                                                    TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                    ----------
                                                         PART I
   Item 1          Business                                                                                             1
   Item 1A         Risk Factors                                                                                        13
   Item 1B         Unresolved Staff Comments                                                                           17
   Item 2          Properties                                                                                          17
   Item 3          Legal Proceedings                                                                                   18
   Item 4          [RESERVED]                                                                                          18


                                                         PART II

   Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities                                                                     18
   Item 6          Selected Financial Data                                                                             21
   Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations               22
   Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                          35
   Item 8          Financial Statements and Supplementary Data                                                         37
   Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                37
   Item 9A         Controls and Procedures                                                                             38
   Item 9B         Other Information                                                                                   39


                                                        PART III

   Item 10         Directors and Executive Officers and Corporate Governance                                           40
   Item 11         Executive Compensation                                                                              44
   Item 12         Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                                47
   Item 13         Certain Relationships and Related Transactions, and Director Independence                           48
   Item 14         Principal Accounting Fees and Services                                                              49


                                                         PART IV

   Item 15         Exhibits and Financial Statement Schedules                                                          50
                   Signatures                                                                                          51


PART I

ITEM 1:  DESCRIPTION OF BUSINESS

         BACKGROUND

         Amaru, Inc., a Nevada corporation ("we" or the "Company") is in the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Our business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

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


         The key business focus of the Company is to establish itself as the leading provider and creator of a new generation of Entertainment-on-Demand and E-Commerce Channels on Broadband and 3G (Third Generation) devices.

         The Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAs 3G hand phones.


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


         BUSINESS OVERVIEW

         The Company, through its subsidiaries under the M2B and WOWtv brand names, is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals and 3G (Third Generation)
         Devices globally.

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

         The Company was also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nationwide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports Limited, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. Although the Company is still a holder of the license, it cannot use it for the gaming business until the suspension of the digit games is lifted. At this time, the suspension of the digit games is expected to be permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.


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

         3.   M2B Australia Pty. Ltd.                  -      oversees Oceania markets


         4.   M2B Commerce Limited                     -      focuses on digit games in Cambodia

         5.   M2B World Travel Singapore Pte. Ltd.      -      offers e-travel services

         6.   Amaru Holdings Limited                   -      focuses on content syndication and distribution
                                                              in areas other than Asia Pacific region

         7.   M2B World Holdings Limited               -      focuses on content syndication and distribution
                                                              in Asia Pacific region

         8.   M2B World Pte. Ltd.                      -      provides management services to fellow
                                                              subsidiaries of the Company

         9.  Tremax International Limited             -       operates as an investment holding company

         10.  M2B World Travel Limited                 -      oversees online travel and related business

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

         COMPETITIVE STRENGTHS

         The Company's competitive strengths are:

     o   CONTENT LIBRARY

         The Company owns a library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries - thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G, 4G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers. Upon the Company's most recently completed impairment evaluation (fourth quarter of fiscal year 2009), however, the film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.



     o   GLOBAL VIDEO STREAMING NETWORK

         The Company has also developed and implemented a global video streaming network that enables it to deliver high quality on-demand video streaming programs from its library of content rights to a worldwide audience of broadband users. This global video streaming network is completely integrated with firewalls, loading balancing protocols, bandwidth and consumer monitoring systems and payment gateways to enable worldwide billing. In addition, the Company has its own digital post-production and design capabilities to fully manage content rights protection, user experience and specialized programming for all its consumer-facing delivery platforms. This end-to-end broadband streaming infrastructure enables the Company to customize and diversify its products and services, incorporating video-on-demand and e-commerce services.

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

     o   KEY ALLIANCES

         The Company has entered into strategic alliances and / or agreements with key providers to support the marketing and distribution of its products and services in different territories. Among its key providers are Baidu (China), Zingmobile Pte Ltd (Singapore), MOL Media Sdn Bhd (Malaysia), MOL AccessPortal Berhad (Malaysia), Webvisions Pte Ltd (Singapore), Zentek Technology (Japan), Auto TV Corporation Pte Ltd (Singapore), I-Concerts Asia Pacific (Singapore), Panasonic Asia Pacific Pte Ltd (Singapore), Starhub Mobile Pte Ltd (Singapore) and two regional advertising agencies, Admax Network Holdings Limited (based in Singapore) and Innity Sdn Bhd (based in Malaysia). The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

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

         Consumers access the Company's entertainment sites through its main website, www.amaruinc.com or directly go to the entertainment sites at www.wowtv.com.

         NEW PRODUCTS

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

         The service was also designed into two main tiers, namely :

                  o Free Tier - Web TV channels are provided free to viewers without the need to register and are advertising supported.

                  o Subscription Tier - Web TV channels are provided to registered subscribers for a pay-per-view fee.

         The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to add value to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead.

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

         BUSINESS SEGMENTS

         Our principal operations are carried out through the following three segments of our business:

         1. Entertainment Services - Video on-Demand services for entertainment, providing the Company with advertising, subscriptions, online games and e-commerce revenues

         2. Digit Games which is inactive at present - see Business Description - Background

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

         SERVICES: Broadband technology allows us to deliver the following services::

                  o Video-on-demand (VOD) services that enable individuals to select videos from a Central Server, on-demand 24 hours a day, 7 days a week, for viewing on:

                  o Television screens (Set top Box Technology), including connected TV

                  o PCs (Digital Subscriber Line (DSL) Technology)and mobile internet devices

                  o Personal Digital Assistants(PDA), 3G and 4G hand phones (Wireless Technology)

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

         With this strategy, the Company aims to generate diversified sources of revenue from:

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

         WOWTV - WEB TV SERVICE, CONNECTED TV AND WOWTV EMBEDDED TV

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

         LEVERAGING ON THE STRENGTHS OF WOWTV

         WOWtv is an innovative platform that we believe will establish a first mover advantage to become the first Pan-Asian broadband entertainment services provider. Its strengths and competitive advantages include:

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

         ONGOING DEVELOPMENTS

         Moving on from 2010's initiatives, the Company's target markets are all Telcos, TV Channels, and ISP's :

A. Selling Contents to local and regional Telcos. The Company has contracts with Singtel, Starhub, M1 in Singapore. It is currently in discussion with regional Telcos in Malaysia, Indonesia for Content cooperation.

B. Contents sales to TV Stations - Singapore Starhub TV Channel and Malaysia, Cambodia and Myanmar. The Company is working on content sales in the above countries, however, no sales have been made so far.

C. Bulk Sales of Contents to ISP's in S.E. Asia. The Company is working on the above referenced bulk sales in S.E. Asia, however, no sales materialized so far.

         Specific Country Focus

A.       China

- The Company is currently the only foreign listed Content Company for China Mobile (with 600 million subscribers). The Content censorship and approval process will take to the middle of 2011 in order to start providing contents to China.

B.       Vietnam

- The Company has completed developing the IPTV site for VIET TV, and will be licensing CMS to VDC online.

C.       Myanmar

         The Company has worked on the ground to sell bulk Contents to Myanmar TV Channels.

D.       India/Sri Lanka/Maldives

         As the Company sees the huge market in India, it is exploring integrating the Company's online contents for the Indian market.

         The Company is planning to enter into the Indian, Sri Lankan and Maldives Media market in the 2nd Quarter of 2011. Acting through its JV company Mediamedes, the Company will attempt to bring in Home Cable International providing Indian contents to India.

Other Media Co-operation for our Online Platform

The Company has kept its Contents relevant and at zero-cost, by securing choice Contents like i-Concerts (Geneva), Auto TV(Asia), and Mr. Paparazzi (UK) without any minimum guarantee. Following 2010, the Company has also explored content collaboration with Singapore Mediacorp and China TV stations. The online Content business.

The content business is evolving very fast, with vast contents flooding the market. Therefore to grow organically is not the Company's growth plans. The Company has identified key market participants and plans to move forward to secure the subscription base or the viewership. In that regard, the Company has worked on the following:

1. A formal partnership arrangement to access to m1905's two million hits per month movie channel.

2. Latch onto CCTV6's distribution channels for all the provinces in China, both for regular TV as well as online.

3. The Company is developing with Kingsoft/iciba, a popular China English Language Learning Site, which provides access to 60 million users per day.

4. The Company is looking for cooperation with e-commerce sites in China, to take advantage of the four-fold increase in e-commerce sites as targeted by the Chinese Central Government.

Other business developments.

* The Company signed a Contract with Panasonic the 1st Quarter 2011 to incorporate WOWtv onto its VIERA Cast TV model. The sales forecast for this model which is to be sold in 9 countries, is expected to be 750,000 units. Panasonic has asked the Company for an agreement to extend to both Hong Kong and Taiwan, and also to negotiate a new Panasonic contract for Europe, which is under another management team.

* On the technology front, the Company will be developing a Social Networking Application with Beijing University of Post and Telecommunications for the mobile phone. It is currently being developed on Nokia's Symbian platform. The Company will co-develop the application for both Apple and Android phones.

* Connected TV

The Company is edging into technology partnerships so as to make WOWtv applicable across all media platforms. It is in discussion with Shanghai Media Group to utilize and incorporate WOWtv platform with their technology.

* Advertisement  Bulk Sales

The Company is pursuing bulk sales of Contents through Dentsu Beijing, and OMD Shanghai.


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

         EMPLOYEES

         The Company had 18 employees as of December 31, 2010, of which 16 are full time and 2 part-time employees. All of the 18 employees are based in Singapore.

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

WE GENERATED A NET LOSS OF $2,146,613 AND $33,693,548 BEFORE TAXES FOR THE YEARS ENDED DECEMBER 31, 2010 AND DECEMBER 31, 2009, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $2,146,613 for the year ended December 31, 2010 compared to a consolidated net loss before taxes of $33,693,548 during 2009. We realized a negative cash flow from operating activities of $1,389,494 during 2010 compared to $1,952,720 in 2009. At December 31, 2010, we had an accumulated deficit of $39,425,386 and a working capital deficiency of $2,308,861 compared to an accumulated deficit of $37,436,006 and a working capital deficiency of $2,489,437 at December 31, 2009. At December 31, 2010, we had a stockholders' deficit of $141,597 compared to a stockholders' equity of $835,348 at December 31, 2009. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.


ITEM 1B:  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.


ITEM 2:  PROPERTIES

         The headquarters for operations and management is located in Singapore in an office space of about 3,928 square feet. We entered into a three year operating lease paying a monthly rent of $9,332 (S$12,000). The headquarters is currently located at 62 Cecil Street, TPI Building, #06-00.

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


ITEM 4:  [RESERVED]

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         PUBLIC MARKET

         Our common stock trades on the Financial Industry Regulatory Authority ("FINRA") over-the counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 1, 2011, there were 397 holders of our common stock.

         The price of the Company's stock as of March 1, 2011 was $0.02.

         The Company's high and low closing bid and close information for the fiscal years ended December 31, 2010 and 2009 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                                   Open              High              Low          Close/Last*
                                                              ---------------------------------------------------------------------
         Year Ended  December 31, 2010
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.08          $   --                $ --            $ 0.08
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.09          $   0.09              $ 0.09          $ 0.09
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.085         $   --                $ --            $ 0.085
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.032         $   --                $ --            $ 0.032
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------


         Year Ended  December 31, 2009
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.1000        $   --                $ --            $ 0.1000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.1000        $   0.1000            $ 0.1000        $ 0.1000
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.0900        $   --                $ --            $ 0.0900
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.1000        $   0.1000            $ 0.1000        $ 0.1000
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

         RECENT SALE OF UNREGISTERED SECURITIES

         As of December 22, 2010, the Company issued a total of 2,146,467 shares of common stock through its private placement of shares of common stock at a purchase price of $0.03 per share for a total amount of $64,394.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of December 1, 2010, the Company issued a total of 1,221,374 shares of common stock through its private placement of shares of common stock at a purchase price of $0.05 per share for a total amount of $61,068.70, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of February 17, 2010 to November 9, 2010, the Company issued a total of 10,442,053 shares of common stock through its private placement of shares of common stock at a purchase price of $0.10 per share for a total amount of $1,044,205.34, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

         The total amount of funds raised through the private placements of shares of common stock for the year ended December 31, 2010 was $1,169,668.04. The total proceeds were used for working capital.

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

EQUITY COMPENSATION PLAN

         The Company's 2004 Equity Compensation Plan has 2,921,260 million shares remaining as of December 31, 2010. In 2007 and 2008, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the 2004 Equity Compensation Plan. There are no outstanding options under the 2004 Equity Compensation Plan.

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

         No cash dividends were declared in any of the years shown below:


                                                    Years Ended December 31,
                                                 ------------------------------
                                                       2010           2009
                                                 ------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                                   $      48,382      $      22,016

Cost of Services                                     248,573            226,319

Gross Profit (Loss)                                 (200,191)          (204,303)

Operating income (loss)                           (1,504,063)       (33,738,846)

Net Income (loss)                                 (2,146,613)       (33,693,548)

Basic and diluted income (loss) per share             (0.013)             (0.21)

Shares used in computing basic and
  diluted income/loss per common share           171,361,807        157,266,951


BALANCE SHEET DATA:

Working Capital (Deficit)                         (2,308,861)        (2,489,437)

Total Assets                                       3,332,345          4,232,297

Long-term obligations                                 24,765             36,924

Stock holders' (Deficit) Equity                     (141,597)           835,348

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of December 31, 2010 this subsidiary is dormant.

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

On January 22, 2009, the Company approved the termination and rescission of the Agreement, because the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Company's common stock. The Company further approved the cancellation of the common stock issued by the Company under the Agreement.


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

         The Company has adopted accounting pronouncements issued before December 31, 2010, that are applicable to the Company.

         RESULTS OF OPERATIONS

         For the fiscal year ended December 31, 2010 compared with the fiscal year ended December 31, 2009.

         FINANCIAL STATEMENT

         - Revenue for the year ended December 31, 2010 was $48,382 compared with $22,016 in 2009.

         - Loss from operations was $1,504,063 in 2010 compared with loss of $33,738,846 in 2009.

         - Net loss was $2,146,613 in 2010 compared with loss of $33,693,548 in 2009.

         - The Company's cash balance was $221,183 at December 31, 2010 compared with $356,477 at December 31 2009.

         Revenue

         The following table sets forth a year-over-year comparison of the key components of the Company's revenues :


                         YEAR ENDED DECEMBER 31            VARIANCE
                                                         2010 VS. 2009
                     2010              2009                  $             %
                     ----              ----            -----------      ------
ENTERTAINMENT        $   48,382       $  22,016        $    26,366        120%
DIGIT GAMES          $       --       $     --         $        --          0%
OTHER                        --       $     --         $        --          -%
TOTAL REVENUES       $   48,382       $  22,016        $    26,366        120%



Entertainment revenue for the year ended December 31, 2010 at $48,382 was higher than entertainment revenue of $22,016 for year ended December 31, 2009 by $26,366 (120%). It was mainly due to the increase in advertising revenue from new customers during 2010.

         COST OF SERVICES


         The following table sets forth a year-over-year comparison of the Company's cost of services :

                              YEAR ENDED DECEMBER 31              VARIANCE
                                                               2010 VS. 2009
                   2010              2009                     $            %
                   ----              ----                 ---------      -----
COST OF SERVICES   $248,573       $226,319                $   22,254      10%


Cost of services for the years ended December 31, 2010 was $248,573 which increased by $22,254 (10%) from $226,319 for the year ended December 31, 2009. It was mainly due to increase in cost spending on website design and maintenance costs by $20,567 (46%) from $44,214 for the year ended December 31, 2009 to $64,681 for the year ended December 31, 2010.

         DISTRIBUTION EXPENSES

         The following table sets forth a year-over-year comparison of the Company's distribution expenses :


                   YEAR ENDED DECEMBER 31                     VARIANCE
                                                            2010 VS. 2009
                   2010              2009               $                 %
                   ----              ----          ---------          --------
TOTAL              $40,450      $299,881          $(259,431)           (87%)
DISTRIBUTION
EXPENSES

         Distribution expenses for the year ended December 31, 2010 at $40,450 Were lower by $259,431 (87%) as compared to the amount of $299,881 Incurred for the year ended December 31, 2009.

         The lower distribution expenses were attributed to decreased spending on marketing and promoting the WOWtv and M2Btv services which decreased by $210,472 (97%) from $217,483 for the year ended December 31, 2009 to $7,011 for the year ended December 31, 2010


BAD DEBTS WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's bad debts written off:



                   YEAR ENDED DECEMBER 31                      VARIANCE
                                                             2010 VS. 2009
                   2010              2009                $                %
                   ----              ----          ------------         --------
BAD DEBTS
WRITTEN OFF       $ --      $9,641,508            $ (9,641,508)         (100%)



         The bad debts written off were primarily attributed to the write off of the outstanding balance of $9,500,000 receivables from sale of IPTV platform for the year ended December 31, 2009.

         GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth a year-over-year comparison of the Company's general and administrative expenses :


                      YEAR ENDED DECEMBER 31                    VARIANCE
                                                              2010 VS. 2009
                      2010              2009                 $             %
                      ----              ----             ---------      -------
TOTAL GENERAL AND     $1,263,422       $1,701,341        $(437,919)     (26%)
ADMINISTRATIVE
EXPENSES



         ADMINISTRATION EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2010 AT $1,263,422 WERE LOWER BY $437,919 (26 %) AS COMPARED TO THE AMOUNT OF $1,701,341 INCURRED FOR THE YEAR ENDED DECEMBER 31, 2009.

         THE DECREASE IN ADMINISTRATIVE EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2010 WAS ATTRIBUTED MAINLY TO THE DECREASE IN:

         o DEPRECIATION AND AMORTIZATION. EQUIPMENT DEPRECIATION AND LICENSE AMORTIZATION HAD DECREASED BY $281,980 (48%), FROM $589,644 FOR THE YEAR ENDED DECEMBER 31,2009 TO $307,664 FOR THE YEAR ENDED DECEMBER 31,2010. THE DECREASE WAS MAINLY DUE TO MOST OF THE INTANGIBLE ASSETS AND EQUIPMENT BEING FULLY AMORTIZED AND IMPAIRED DURING END OF DECEMBER 31, 2009.

         o LEGAL AND PROFESSIONAL FEES. FEES HAD DECREASED BY $92,265 (33%), FROM $277,656 FOR THE YEAR ENDED DECEMBER 31, 2009 TO $185,391 FOR THE YEAR ENDED DECEMBER 31, 2010. THE DECREASE WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE OPERATING COSTS

         o STAFF COSTS. STAFF COSTS HAD DECREASED BY $33,880 (9%), FROM $357,061 FOR THE YEAR ENDED DECEMBER 31, 2009 TO $323,181 FOR THE YEAR ENDED DECEMBER 31, 2010.THE DECREASE WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE OPERATING COSTS

         INVENTORIES WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's inventories written off :

                   YEAR ENDED DECEMBER 31                  VARIANCE
                                                          2010 VS. 2009
                    2010           2009                   $               %
                  --------       --------              --------          ---
INVENTORIES
WRITTEN OFF       $   --       $642,267              ($642,267)          (100%)

         Inventories were fully written off for the year ended December 31, 2009.

     IMPAIRMENT LOSS ON FILM LIBRARY

                   YEAR ENDED DECEMBER 31                    VARIANCE
                                                            2010 VS. 2009
                    2010           2009                     $               %
                  --------       --------                --------          ---
IMPAIRMENT LOSS ON
FILM LIBRARY       $   --       $19,164,782              ($19,164,782)   (100%)

     For the year ended December 31, 2009, there was an impairment loss of $19,164,782 due to a lack of revenue the past two fiscal years.

         IMPAIRMENT LOSS ON INTANGIBLE ASSET

                   YEAR ENDED DECEMBER 31                    VARIANCE
                                                            2010 VS. 2009
                    2010           2009                     $               %
                  --------       --------                --------          ---
IMPAIRMENT LOSS ON
INTAGIBLE ASSETS       $   --       $2,084,764            ($2,084,764)   (100%)

         For the year ended December 31, 2009, there was an impairment loss of $2,084,764 on intangible assets.

         The impairment loss of $2,084,764 for the year ended December 31, 2009 was due to the impairment of online game license which has yet to commence its operations.

         IMPAIRMENT LOSS ON INVESTMENTS-NET

                   YEAR ENDED DECEMBER 31                    VARIANCE
                                                            2010 VS. 2009
                    2010           2009                     $               %
                  --------       --------                --------          ---
IMPAIRMENT LOSS ON
INVESTMENTS - NET $875,673      $   --                    $875,673        100%

         (LOSS) INCOME FROM OPERATIONS

         The following table sets forth a year-over-year comparison of the Company's income from operations:

                                                    Year Ended December 31
                                                 2010                  2009
                                                 ----                  ----
         (LOSS) INCOME FROM OPERATIONS        $(1,504,063)        $(33,378,846)

         THE COMPANY INCURRED A LOSS FROM OPERATIONS OF $1,504,063 FOR THE YEAR ENDED DECEMBER 31, 2010 AS COMPARED TO THE LOSS FROM OPERATIONS OF $33,378,846 FOR THE YEAR ENDED DECEMBER 31, 2009. THIS WAS MAINLY DUE TO THE WRITE OFF OF THE OUTSTANDING BALANCE $9,500,000 RECEIVABLES FROM SALE OF IPTV PLATFORM, IMPAIRMENT LOSS ON THE FILM LIBRARY OF $19,164,782, AND IMPAIRMENT LOSS OF INTANGIBLE ASSET OF $2,084,764 DURING 2009.

         NET INCOME ( LOSS )

         The following table sets forth a year-over-year comparison of the Company's net income (loss) :

                                                    Year Ended December 31
                                                 2010                  2009
                                                 ----                  ----
         Net income ( Loss )                 $(2,146,613)         $(33,693,548)


         NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2010, WAS $2,146,613 WHICH DECREASED BY $31,546,935 (94%) FROM NET LOSS OF $33,693,548 FOR THE YEAR ENDED DECEMBER 31, 2009.

         The significant decrease in net loss for the year ended December 31 2010 was mainly attributed to the loss from operations of $32,234,783 (96%) as explained above under Loss From Operations for the year ended December 31, 2010.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $221,183 at December 31, 2010 as compared to cash of $356,477 at December 31, 2009.

         The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

         During the year ended December 31, 2010, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

         In summary of the sources and use of cash, the Company had raised $1,169,668 through equity financings in fiscal year 2010. The cash generated from financing activities totaling $1,267,857 was used to cover the Company's operations and to reduce the Company's accounts payable and accrued expenses levels by $88,400 for fiscal year 2010.

         There was net cash used in operating activities of $1,389,494 and $1,952,720, for each of the two years in 2010 and 2009, respectively. The decrease of $563,226 for net cash used in operating activities in 2010 as compared to 2009 was mainly due to reduction of payments to the Company's suppliers.


         There was net cash used in investing activities of $13,657 and $293,194 for each of the two years in 2010 and 2009, respectively. The decrease of $279,537 for net cash used in investing activities in 2010 as compared to 2009 was mainly due to no acquisition of investments available for sale.

         There was net cash provided by financing activities of $1,267,857 and $1,117,446 for each of the two years in 2010 and 2009, respectively. The increase of $150,411 for net cash provided by financing activities in 2010 as compared to 2009 was mainly due to a higher sum of financing raised through related parties.

         The Company's intention in fiscal year 2011 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $1,468,251.94 for 2011, and is expected to raise more new funding during the year. This new funding coupled with its cash as at December 31, 2010 should be able to cover operating expenses for the fiscal year 2011, and the Company believes that it should be able to raise additional funding for the next fiscal year.

         The Company has relinquished its old trade obligations and reduced the overall fixed overhead cost. On the operational side, where possible, IT work has been out-sourced to other countries with lower labor cost. The most significant operational factor is the disproportionately high bandwidth cost. With that in mind the Company has strategized a two-prong approach. A Joint Venture Company called Mediamedes was formed in Sept 2010 to gain access to a Danish streaming technology to allow streaming in greater volume at lower bandwidth cost. On its own, the Company has signed a working contract with Velocix in March, 2011, to deliver superior streaming technology at lower cost. In addition to the Company's content of I-Concerts, Mr Paparazzi, Auto TV gained in 2010, the Company is seeking to acquire new Contents from Holland, Mid-East, Australia, Korea, Japan and China. Currently, the Company is finalizing a cooperation agreement with m1905, a fully owned subsidiary of CCTV6. The Company's goal is to keep contents current at 'zero-cost' acquisition, with revenue share model where possible. During the industry downturn, the Company has continued to push its key selling points of legal contents across various countries, It is rewarded by the newly enforced Intellectual Property Rights in China and globally. This puts the Company's content library in a favourable position in negotiating for new business ventures. The Company believes that being based in Singapore, at the crossroads of communication and commerce, it is ideally placed to develop the media industry. The Company's fully legal Contents and various country rights, enables it to take advantage of the Internet and Mobile 3G/4G roll out regionally and globally. The Company has a self sufficient, complete and compact operation, cross-platforms abilities, and new product developments, and is nimble enough to adapt to the new media to realize revenue for the highly connected mobile marketplace. We expect that the broadband business segment would be able to generate sufficient cash to cover its operations in fiscal year 2011. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

         NEW CONTRACTS

         On May 20, 2010, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Auto TV Corporation Pte. Ltd., ("Auto TV"), one of the world's leading provider of premium automobile content, to launch Auto TV channel on the Company's WOWtv. M2B and Auto TV shall share net of total revenue collected in the ratio of 40%("M2B"):60%("Auto TV").

         On July 23, 2010, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with I-Concerts Asia Pte. Ltd., ("I-Concerts"), one of the world's largest collection of live concert recordings, to launch live music channel on the Company's WOWtv. The Company and I-Concerts shall share net of total revenue collected in the ratio of 40%("M2B"):60% ("I-Concerts").

         On August 31, 2010, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Starhub Mobile Pte. Ltd. ("Starhub"), a Singapore corporation, one of the leading info-communications providers. Pursuant to the terms of the Agreement, Starhub shall launch the Company's content and services on mobile platform of Starhub mobile Network. The Company shall be paid 50% of net of total revenue collected by Starhub.

         On September 1, 2010, the Company signed a MDA with Mr. Paparazzi.com
         (UK) to distribute Paparazzi's contents on an exclusive basis for Asia Pacific region, including China.

         On March 7, 2011, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Panasonic Asia Pacific Pte. Ltd. ("Panasonic"), one of the world's leading electronics producers. Pursuant to the terms of the Agreement, Panasonic shall launch M2B's content and services on connected TV platform, Viera Connect of Panasonic in the Asia Pacific region, namely Singapore, Malaysia, Thailand, Vietnam, Philippines, Indonesia, India, Australia and New Zealand. M2B and Panasonic shall share net of total revenue collected in the ratio of 90%("M2B"):10%("Panasonic").

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $3,335,964 and $3,045,729 in marketable securities as of December 31, 2010 and 2009 respectively.

         The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $221,183 and $356,477 at December 31, 2010 and 2009, respectively.

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

         LAW AND REGULATIONS GOVERNING BUSINESS

         As the Company continues to expand its business internationally across different geographical locations there are risks inherent including:

         1) Trade barriers and changes in trade regulations
         2) Local labor laws and regulations
         3) Currency exchange rate fluctuations
         4) Political,social or economic unrest
         5) Potential adverse tax regulation
         6) Changes in governmental regulations

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


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements and Notes thereto commencing on Page F-1.


        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                                                      PAGE
                                                                                                --------------------
        Report of Independent Registered Public Accounting Firm                                       F-1

        Consolidated Balance Sheets                                                                   F-2

        Consolidated Statements of Income                                                             F-3

        Consolidated Statements of Stockholders' Deficit and Comprehensive Income                     F-4 - F-7

        Consolidated Statements of Cash Flows                                                         F-8

        Notes to Consolidated Financial Statements                                                    F-9 - F-28


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

ITEM 9A:  CONTROLS AND PROCEDURES

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

At the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed on April 15, 2011, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP").Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2010, based on these criteria. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements. Management is also aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to December 31, 2010, implemented the following procedures to address the material weakness noted above, including the following:

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

ITEM 9B:  OTHER INFORMATION

          None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Our directors, executive officers and key employees as of March 21, 2011 were as follows:

         Name                        Age    Position
         --------                  -------  -----------
         Sakae Torisawa              65     Chairman of the Board of Directors

         Zee Moey Ngiam              55     Director


         Chua Leong Hin              52     Chief Executive Officer, President,
                                            Interim Acting Chief Financial
                                            Officer and Director

         Percy Chua Soo Lian         51     Director


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

         Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd. Mr Chua is the Company's President, CEO and acting CFO following the resignation of Mr. Binny from those position.

         PERCY CHUA SOO LIAN

         Mr. Percy Chua Soo Lian, is appointed as the Company's director to fill the vacancy on the Board of Directors created by the resignation of Mr. Binny from that position.

         Mr. Percy Chua Soo Lian graduated from the National University of Singapore in 1986, with a Bachelor of Arts, Architectural Studies (B.A.(AS), and a Bachelor of Environmental Design Studies degree (B.E.D.S.) in 1989, and a Masters of Architecture, (M.ARCH) in 1991 from Technical University of Nova Scotia (Daltech), Halifax, Nova Scotia, Canada.

         He has more than twenty years experience in the fields of art and architecture. In the past decade he has been involved in restructuring assets such as hotels, buildings, and master planning of New Towns in various Asia Pacific countries. He is a founding partner of CSL Architects and managing director of CSLA Management PTE Ltd., as well as a president and director of PT Bintan Pacific Development.

         Mr. Percy Chua Soo Lian has no beneficial ownership of the Company's or any of its subsidiaries' shareholdings.

         The following directors and executive officers have resigned from the Company as of the effective date set forth below:


                      Name              Age                        Position                            Resignation Date
           -------------------------- -------- -------------------------------------------  ------------------------------------
           Colin St.Gerard Binny        56     Chief Executive Officer, President                      April 02, 2010
                                               Interim Acting Chief Financial
                                               Officer and Director


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

Ngiam Zee Moey has been determined to be an "independent" director. Under the National Association of Securities Dealers Automated Quotations definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company's outside auditor.

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

         The members of the Audit Committee were Ngiam Zee Moey and Colin Binny who resigned on April 02, 2010. Mr.Ngiam Zee Moey remains as a sole member of the Audit Committee.

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

         The members of the Nominating and Corporate Governance Committee are Sakae Torisawa and Ngiam Zee Moey.

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

         Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2010 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2010, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11:  EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2010 shown below.


         Name and Principal           Year    Salary    Bonus   Stock    Options  Non-Equity    Change in     All Other     Total
              Position                         ($)       ($)    Awards   Awards   Incentive      Pension     Compensation    ($)
                                                                  ($)     ($)       Plan         Value and        ($)
                                                                                Compensation  Non-qualitative
                                                                                    ($)          Deferred
                                                                                               Compensation
                                                                                                 Earnings
                                                                                                   ($)
       ------------------------------------------------------------------------------------------------------------------------
       Chua Leong Hin, CEO and CFO    2010        --       --       --       --      --             --           --           --

       Colin Binny, former            2010        --       --       --       --      --             --           --           --
          CEO and CFO                 2009        --       --       --       --      --             --           --           --
                                      2008        --       --       --       --      --             --           --           --

         (1)  Bonus awarded based on performance.

         (2) No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2008, December 31, 2009 and December 2010.

         In December 2006, a total of 120,000 shares of common stock were approved by the Board of Directors to be issued to Francis Foong, the Company's former CFO for services rendered valued at $54,000 pursuant to the Company's 2004 Equity Compensation Plan. In December 2006, aj total of 90,000 shares of common stock were approved by the Board of Directors to be issued to Bee Leng Ho, the Company's then CFO for services rendered valued at $40,500 pursuant to the Company's 2004 Equity Compensation Plan.

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

         As of December 31 2010, 2,921,260 million shares of common stock remain unused in the Company's 2004 Equity Compensation Plan.

         Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2010.

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
                                                  Unexercised                       Have   That    Units     of
                                                  Unearned                          Not    Have    or        Unearned
                                                  Options                           Vested Not     Other     Shares,
                                                  (#)                               (#)    Vested  Rights    Units
                                                                                    ($)    That    or
                                                                                           Have    Other
                                                                                           Not     Rights
                                                                                           Vested  That
                                                                                           (#)     Have
                                                                                                   Not
                                                                                                   Vested
                                                                                                   ($)
        Chus Leong Hin,   NIL          NIL         NIL         NIL        NIL        NIL    NIL     NIL       NIL
          CEO and CFO
        Colin Binny       NIL          NIL         NIL         NIL        NIL        NIL    NIL     NIL       NIL
          former CEO and CFO
        ------------- ------------- ----------   --------   --------- ------------ ------ ------- --------- ---------

         EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth equity compensation plan information as of December 31, 2010:

                                                         NUMBER OF SHARES    WEIGHTED AVERAGE      NUMBER OF
                                                           TO BE ISSUED       EXERCISE PRICE     SHARES REMAINING
                                                         UPON EXERCISE OF     OF OUTSTANDING    AVAILABLE FOR
PLAN CATEGORY                                           OUTSTANDING OPTIONS       OPTIONS       FUTURE ISSUANCE
--------------                                          -------------------  ------------------ -----------------
2004 Equity Compensation Plan approved by                         NIL                NIL        2,921,260
   stockholders

Our Board of Directors administers the Plan. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and the exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the Plan may not be exercised after 10 years from the date the option is granted. A total of 2,921,260 shares of common stock were reserved for awards granted under the Plan.

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

CASH COMPENSATION

Our non-employee / non-executive director is eligible to receive a fee to be paid for attending each Board meeting; however, no fees were paid in 2010 other than those disclosed in the Director Compensation table.

TRAVEL EXPENSES

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

DIRECTOR COMPENSATION

The following table shows the overall compensation earned for the 2010 fiscal year with respect to each non-employee and non-executive director as of December 31, 2010.



                                                                  DIRECTOR COMPENSATION
                              ------------------------------------------------------------------------------------------
                              FEES
                              EARNED                           NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID              OPTION      INCENTIVE PLAN  DEFERRED        ALL OTHER
PRINCIPAL                     IN CASH  STOCK       AWARDS      COMPENSATION    COMPENSATION    COMPENSATION ($)
POSITION                      ($)      AWARDS ($)  (1)         ($)(2)          EARNINGS($)     (3)              TOTAL ($)
---------------------------   -------  ----------  ----------  -------------   -------------   ---------------- ---------
 Colin Binny              Former Director      --       --          --                --               --              --

 Sakae Torisawa               Director         --       --          --                --               --              --

 Zee Moe Ngiam                Director         --       --          --                --               --              --

 Chua Leong Hin               Director         --       --          --                --               --              --

 Percy Chua Soo Lian          Director         --       --          --                --           19,911.34           --


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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         GENERAL

         As of March 1, 2010, a total of 192,790,043 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

         o        Each of our directors

         o        Each of our named executive officers

         o        All of our directors and executive officers as a group; and

         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table


               Name and Address                   Amount and Nature of Beneficial      Percent of Class of
               of Beneficial Owner                   Ownership of Common Stock             Common Stock
               --------------------------        --------------------------------      ----------------------
               Colin St.Gerard Binny
               former CEO, CFO and Director                22,111,888 (1) & (2)              12.96%
               62 Cecil Street #06-00                        (Indirect)
               TPI Building
               Singapore 049710

               Sakae Torisawa, Chairman                      1,712,808                         1.00%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Zee Moey Ngiam, Director                      0                                  0%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Chua Leong Hin, CEO, CFO and Director          0
               62 Cecil Street #06-00                        (Direct) (3)                        0%
               TPI Building
               Singapore 049710

               Percy Chua Soo Lian, Director                      0
               62 Cecil Street #06-00                        (Direct)                          0%
               TPI Building
               Singapore 049710


               All Directors and Officers                    23,824,696                       13.96%
               As a Group (5 persons)


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


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         None

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES

         The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2010 and December 31, 2009.

                                         2010               2009
                                     -------------    --------------
           Audit fees (1)            $     162,777    $      245,857
                                                --                --
                                     -------------    --------------
           Total                     $     162,777    $      245,857
                                     =============    ==============

         (1) Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2010 and 2009 by Nexia Court & Co.,Nexia Tan & Sitoh, Horwath First Trust and Mendoza, Berger & Co. LLP.



FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2010 and 2009, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2010 and 2009, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

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


                               Amaru, Inc.



                               BY:   /s/ Leong Hin Chua
                                     -------------------
                                     Leong Hin Chua, President and CEO
                              Date:  April 15, 2011


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: April 15, 2011
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: April 15, 2011
----------------------  Board of Directors
Sakae Torisawa


/s/ Zee Moey Ngiam      Director                                    Date: April 15, 2011
----------------------
Zee Moey Ngiam


/s/ Percy Chua Soo Lian Director                                    Date: April 15, 2011
-----------------------
Percy Chua Soo Lian

                                   AMARU, INC.


                       FINANCIAL STATEMENTS AND SCHEDULES


                           DECEMBER 31, 2010 AND 2009

                                   AMARU, INC.


TABLE OF CONTENTS TO CONSOLIDATED FINANCIAL STATEMENTS                  PAGE


Report of Independent Registered Public Accounting Firm                  F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Stockholders' Deficit and
  Comprehensive Income                                                F-4 - F-7

Consolidated Statements of Cash Flows                                    F-8

Notes to Consolidated Financial Statements                            F-9 - F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Amaru, Inc.

We have audited the accompanying consolidated balance sheets of Amaru, Inc. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for the years then ended. These consolidated statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 2.2 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling approximately $38,500,000 at December 31, 2010. This condition and the Company's lack of significant revenue, raise substantial doubt about its ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2.2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

MENDOZA BERGER & COMPANY, LLP


/s/ Mendoza Berger & Company, LLP

Irvine, California
April 15, 2011



                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2010 AND 2009

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2010              2009
                                                             ------------       ------------

ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                    $    221,183       $    356,477
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
  $262,213 AND $10,697,363 AT DECEMBER 31,
  2010 AND 2009 RESPECTIVELY                                       12,295                 --
EQUITY SECURITIES HELD FOR TRADING                                617,215            326,980
OTHER CURRENT ASSETS                                              289,623            187,131
                                                             ------------       ------------
        TOTAL CURRENT ASSETS                                    1,140,316            870,588
NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                       348,916            642,960
ASOCIATE                                                               37                 --
INVESTMENTS - NET                                               1,843,076          2,718,749
                                                             ------------       ------------
        TOTAL NON-CURRENT ASSETS                                2,192,029          3,361,709
                                                             ------------       ------------
TOTAL ASSETS                                                 $  3,332,345       $  4,232,297
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $    827,750       $    916,150
ADVANCES FROM RELATED PARTIES                                     102,682                 --
CAPITAL LEASE PAYABLE - SHORT TERM                                 18,745             11,079
CONVERTIBLE TERM LOAN                                           2,500,000          2,432,796
                                                             ------------       ------------
        TOTAL CURRENT LIABILITIES                               3,449,177          3,360,025

NON-CURRENT LIABILITIES
CAPITAL LEASE PAYABLE - LONG TERM                                  24,765             36,924
                                                             ------------       ------------
        TOTAL NON-CURRENT LIABILITIES                              24,765             36,924
                                                             ------------       ------------
Total liabilities                                               3,473,942          3,396,949

Commitments                                                            --                 --

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares
        authorized; 0 shares issued and outstanding at
        December 31, 2010 and 2009, respectively                       --                 --
Common stock (par value $0.001) 200,000,000 shares
        authorized; 179,666,062 and 165,856,168 shares
        issued and outstanding at December 31, 2010 and
        2009, respectively                                        179,666            165,856
Additional paid-in capital                                     41,510,530         40,354,672
Accumulated Deficit                                           (39,425,386)       (37,436,006)
Accumulated other comprehensive income                            968,406            968,406
                                                             ------------        ------------
Total Amaru Inc.'s Stockholders' deficit                        3,233,216          4,052,928

Noncontrolling interest                                        (3,374,813)        (3,217,580)
                                                             ------------       ------------
        Total stockholders' (deficit) equity                     (141,597)           835,348
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $  3,332,345       $  4,232,297
                                                             ============       ============

                     See accompanying notes to consolidated financial statements




                          AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2010 and 2009


                                                   DECEMBER 31,     DECEMBER 31,
                                                       2010             2009
                                                   -------------    -------------
Revenue:
    Entertainment                                  $      48,382    $      22,016
                                                   -------------    -------------
Total revenue                                             48,382           22,016
Cost of services                                        (248,573)        (226,319)
                                                   -------------    -------------
Gross profit (loss)                                     (200,191)        (204,303)

Distribution costs                                       (40,450)        (299,881)
Bad debts written off                                         --       (9,641,508)
Administrative expenses                               (1,263,422)      (1,701,341)
Inventories written off                                       --         (642,267)
Impairment loss on intangible asset                           --       (2,084,764)
Impairment loss on film library                               --      (19,164,782)
                                                   -------------    -------------
    Total expenses                                    (1,303,872)     (33,534,543)
                                                   -------------    -------------
Income (loss) from operations                         (1,504,063)     (33,738,846)

Other income (expense):
    Interest expenses                                    (69,534)        (127,157)
    Interest income                                           46              130
    Impairment loss on investment                       (875,673)              --
    Loss on disposal of equipment                             --          (16,607)
    Net change in fair value of equities held
       for trading                                       290,235          147,360
    Other                                                 12,376           41,572
                                                   -------------    -------------
Income (loss) before income taxes                     (2,146,613)     (33,693,548)
(Provision) benefit for income taxes                          --               --
                                                   -------------    -------------
Net Income (loss)including
    noncontrolling interest                        $  (2,146,613)   $ (33,693,548)
                                                   =============    =============

Attributable to:
    Equity holders of Amaru, Inc.                  $  (1,989,380)   $ (27,709,593)
    Noncontrolling interests                            (157,233)      (5,983,955)
                                                   -------------    -------------

Net loss per share attributable to
    Amaru, Inc. - - basic and diluted              $     (0.013)   $       (0.21)
                                                   =============    =============

Weighted average number of common shares
    outstanding - - basic and diluted                171,361,807     157,266,951
                                                   =============    =============


           See accompanying notes to consolidated financial statements






                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009



                              PREFERRED STOCK                 COMMON STOCK
                        ---------------------------   ------------------------------
                           NUMBER          PAR           NUMBER            PAR
                             OF           VALUE           OF              VALUE       ADDITIONAL PAID-     ACCUMULATED
                           SHARES        ($0.001)        SHARES          ($0.001)        IN CAPITAL          DEFICIT
                        ------------   ------------   -------------    -------------    -------------    -------------
Balance at
    December 31, 2008            --              --     154,098,528    $    154,098    $ 39,190,666        $ (9,726,413)

Subscribed common
    stock issued                 --              --      11,757,640          11,758       1,164,006              --

Net loss                         --              --              --              --              --       (27,709,593)

Comprehensive
    loss                         --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------      ------------
Balance at
    December 31, 2009            --              --     165,856,168    $    165,856    $ 40,354,672     $(37,436,006)
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
                       ============     ============     ============      ============



           See accompanying notes to consolidated financial statements








                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2010 and 2009


                              PREFERRED STOCK               COMMON STOCK
                        -------------------------   ---------------------------
                          NUMBER          PAR            NUMBER           PAR
                            OF           VALUE            OF             VALUE       ADDITIONAL PAID-   ACCUMULATED
                          SHARES        ($0.001)         SHARES         ($0.001)       IN CAPITAL        DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2009            --              --     165,856,168    $    165,856    $ 40,354,672    $(37,436,006)


SUBSCRIBED COMMON
    STOCK ISSUED                 --              --      13,809,894          13,810        1,155,858             --


NET LOSS                         --              --              --              --              --      (1,989,380)


COMPREHENSIVE
    LOSS                         --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2010           --              --      179,666,062    $    179,666    $ 41,510,530    $(39,425,386)
                       ============    ============    ============    ============    ============    ============






                           ACCUMULATED OTHER
                         COMPREHENSIVE INCOME
                      ---------------------------
                         CURRENCY                                      TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING   SHAREHOLDERS'
                         RESERVE       RESERVE        INTEREST         EQUITY
                      ------------   ------------   ------------    ------------
BALANCE AT
    DECEMBER 31, 2009  $    12,927    $   955,479    $(3,217,580)    $   835,348

SUBSCRIBED COMMON
  STOCK ISSUED                  --             --             --       1,169,668

NET LOSS                        --             --        (157,233)    (2,146,613)
                                                                       -----------
COMPREHENSIVE
    LOSS                        --             --             --      (2,146,613)
                         -----------    -----------    -----------     -----------

BALANCE AT
 DECEMBER 31, 2010   $    12,927    $   955,479       $(3,374,813)    $ (141,597)
                      ============   ============   ============    ============




           See accompanying notes to consolidated financial statements







                                  AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED DECEMBER 31, 2010 AND 2009


                                                                DECEMBER 31,   DECEMBER 31,
                                                                   2010            2009
                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                        $ (2,146,613)   $(33,693,548)
      Adjustments for:
      Amortization                                                   70,301         267,017
      Depreciation                                                  304,567         447,626
      Allowance for doubtful debts                                       --       9,641,508
      Allowance for obsolete inventory                                   --         642,267
      Loss on disposal of equipment                                      --          16,607
      Impairment loss on film library                                    --      19,164,782
      Impairment loss on intangible asset                                --       2,084,764
      Impairment loss on investment                                 875,673              --
      Net change in fair value of equities held for trading        (290,235)       (147,360)


Changes in operation assets and liabilities
      Accounts receivable                                           (12,295)        (6,798)
      Inventories                                                        --          1,886
      Other current assets                                         (102,492)        43,162
      Accounts payable and accrued expenses                         (88,400)       (403,747)
      Other payables                                                     --         (5,458)
      Income tax payable                                                 --         (5,428)
                                                               ------------    ------------
Net cash used in operating activities                            (1,389,494)     (1,952,720)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                      (10,523)        (73,687)
      Acquisition of intangible assets                               (3,097)        (19,507)
      Acquisition of associate                                          (37)             --
      Acquisition of investments available for sale                      --        (200,000)
                                                               ------------    ------------
Net cash provided by (used in) investing activities                 (13,657)       (293,194)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                         --        (48,681)
      Receipts from related parties                                 102,682             --
      Repayment of obligation under capital lease                    (4,493)         (9,637)
      Issuance of common stock for cash                           1,169,668       1,175,764
                                                               ------------    ------------
Net cash provided by financing activities                         1,267,857       1,117,446
Effect of exchange rate changes on cash and cash equivalents             --              --
                                                               ------------    ------------
CASH FLOWS FROM ALL ACTIVITIES                                     (135,294)     (1,128,468)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    356,477       1,484,945
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    221,183    $    356,477
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid For Interest                                   $      2,330    $      2,157
                                                               ============    ============
      Cash Paid For Income Taxes                               $         --    $      5,428
                                                               ============    ============

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING
AND INVESTING ACTIVITIES:


Sale of investment available for sale in exchange for
   Acquisition of film library                                 $         --    $   500,000
                                                               ============    ===========



                   See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

   2.2   Presentation as a Going Concern

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $2,146,613 and $33,693,548 for the years ended December 31, 2010 and December 31, 2009, respectively. The Company also has an accumulated deficit of $39,425,386 and a working capital deficit of $2,308,861 at December 31, 2010.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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


                                                      FOR THE YEAR ENDED
                                                  --------------------------
                                                  DECEMBER 31,  DECEMBER 31,
                                                     2010          2009
                                                  -----------   -----------
         SALES OUTSIDE OF THE U.S.                $    48,382   $    22,016

         SERVICES PURCHASED OUTSIDE OF THE U.S.   $   248,573   $   226,319


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

                       AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009


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

2.10    Associate

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


   2.11  Equity Method Investment

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009

2.12     Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of December 31, 2010 totaled $617,215, December 31, 2009 totaled $326,980. The changes relates to an unrealized gain of $290,235 and $147,360, for December 31, 2010 and 2009, respectively.

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

   2.13  Valuation of Long-Lived Assets

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

   2.14  Fair Value of Financial Instruments

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009


         The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

         The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2010:

                                          Total     Level 1    Level 2   Level 3
                                        --------   --------   --------   -------
Assets:

Equity securities held for trading      $617,215   $617,215   $     --   $    --
                                        --------   --------   --------   -------
                                        $617,215   $617,215   $     --   $    --
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


                                                     2010               Note               2009
                                              ------------------------           -------------------------
                                               Carrying          Fair             Carrying        Fair
                                                Amount          Value              Amount         Value
                                               --------        --------           --------     -----------

Cash and Cash Equivalents                      $221,183        $221,183   2.4    $  356,477    $  356,477
Equity Securities Held for Trading              617,215         617,215   3         326,980       326,980
Other Current Assets                            289,623         289,623   2.22      187,131       187,131
Investments  Cost                             2,718,749       1,843,076   8       2,718,749     2,718,749
Advances from related parties                   102,682         102,682   2.22           --            --
Capital Lease Payable                            43,510          43,510   9          48,003        48,003
Convertible Term Loan                         2,500,000       2,500,000  15       2,432,796     2,432,796

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 (2009, $2,402,613)in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $25,742,378 (2009,$24,232,528), common stockholders' equity was $17,269,400 (2009,
$20,070,792),revenues were $7,751,364 (2009, $6,489,617)and net income (loss)was
($2,801,392)(2009,($2,715,893)). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 (2009, $116,636)in the consolidated balance sheet. In 2010, all investments were classified as long term with $1,843,076 as its fair value.


   2.15  Advances from Related Party

         Advances from director and related party of $102,682 at December 31, 2010 are unsecured, non-interest bearing and payable on demand. As at December 31, 2009, the amount is $0.00.

                        AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009


   2.16  Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the year ended December 31, 2010 and 2009.

   2.17  Foreign Currency Translation

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

   2.18  Revenues

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


   2.19  Costs of Services

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

   2.20  Income Taxes

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009



   2.21  Earnings (Loss) Per Share

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

   2.22  Fair Value of Financial Instruments

         The carrying amounts for the Company's cash, other current assets, accounts payable, advances from related parties accrued expenses and other liabilities approximate their fair value. Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. Trading securities are held at fair value based upon prices quoted on an exchange.

   2.23  Advertising

         The cost of advertising is expensed as incurred. For the year ended December 31, 2010 and 2009, the Company incurred advertising expenses of $7,011 and $217,483 respectively.

   2.24  Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2010             2009
                                                    ----------      -----------
         Quoted equity security, at fair value      $ 617,215       $   326,980
                                                    ==========      ===========


         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a gain of $290,235 for the year ended December 31, 2010 and gain $147,360 for the year ended December 31, 2009.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009

4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2010             2009
                                                   -----------      -----------
         Prepayments                               $    59,454      $    53,159
         Deposits                                       54,303           55,159
         Other receivables                             175,866            78,813
                                                   -----------      -----------
                                                   $   289,623      $   187,131
                                                   ===========      ===========


5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2010             2009
                                                   -----------      -----------
         Office equipment                          $ 1,034,311      $ 1,023,788
         Motor vehicle                                  91,190           91,190
         Furniture, fixture and fittings                87,082           87,082
         Pony set-top boxes                            843,946          843,946
                                                   -----------      -----------
                                                     2,056,529        2,046,006
         Accumulated depreciation                   (1,707,613)      (1,403,046)
                                                   -----------      -----------
                                                   $   348,916      $   642,960
                                                   ===========      ===========

         Depreciation expense was $304,567 for the year ended December 31, 2010 and $447,626 for the year ended December 31, 2009.


6. FILM LIBRARY

         Film library consist of the following:

                                                 DECEMBER 31,      DECEMBER 31,
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
                                                 ============      ============

         Amortization expense was $3,097 for the year ended December 31, 2010 and $22,016 for the year ended December 31, 2009. See Note 2.8 for impairment analysis.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009


7. INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
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
                                                   ===========      ===========

         Amortization expense was $0 for the year ended December 31,2010 and $120,001 for the year ended December 31, 2009. See Note 2.9 for impairment analysis.


8. INVESTMENTS - NET

         Investments held at cost consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2010            2009
                                                     -----------    -----------
Current:
             Unquoted securities                              --            --
                                                     -----------    -----------
                                                              --            --
Non Current :

             Unquoted securities                        116,136        116,136

             Unquoted securities                       1,726,940     2,602,613
                                                     -----------   -----------
                                                     $ 1,843,076   $ 2,718,749
                                                     ===========   ===========

         The Company's $116,13 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the years ended December 31, 2010 and 2009, respectively.

         The Company's $2,602,613 investment at cost operates in Cambodia. During the year ended 2010, the Company has decided to hold this investment for a period greater than one year and as such have reclassified it to long term. This investment is subject to numerous risks, including:

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2010 AND 2009


         - difficulty enforcing agreements through the Cambodia's legal system;
         -    general economic and political conditions in Cambodia; and
         - the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

         The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that impairment loss of $875,673 and $0 for the years ended December 31, 2010 and 2009, respectively.


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

         The following summarizes the Company's capital lease obligations at December 31, 2010:

                                                             2010        2009
                                                           --------    --------
         Future minimum lease payments                     $ 51,682    $ 57,580

         Less: amounts representing interest                 (8,172)    (9,577)
                                                           --------    --------
         Present value of net minimum lease payments         43,510      48,003

         Less: current portion                              (18,745)    (11,079)
                                                           --------    --------
                                                           $ 24,765    $ 36,924
                                                           ========    ========

         At December 31, 2010, total future minimum lease commitments under such lease are as follows:

         For the Year Ended
         December 31,                Capital
         ---------------------       --------
         2011                          18,745
         2012                          12,098
         2013                          12,667
                                     --------
                                     $ 43,510
                                     ========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the year ended December 31, 2010 and 2009 was $185,391 and $277,656, respectively. As of December 31, 2010, the future minimum lease payments are as follows:

         For the Year Ended
         December 31,            Operating
         ---------------------   ---------

         2011                       111,984
         2012                        69,990
         2013                           --
                                  --------
                                  $181,974
                                  ========

10. INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had approximately $4,500,000 in deferred tax assets as of December 31, 2010. The provided an allowance of $4,500,000 as of December 31, 2010.

         The Company had available approximately $7,900,000 of unused U.S. net operating loss carry-forwards at December 31, 2010, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2010 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $7,600,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2010,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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

         During the period, the Company entered into the following transactions with the related parties:

                                                 FOR THE YEAR ENDED
                                   --------------------------------------------
                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2010            2009            2008
                                   ------------    ------------    ------------
         Associate :
            Marketing              $     -      $     16,460    $      2,467
                                   ============    ============    ============
         Other Related Party :
             Consultancy fee       $      -    $      7,656    $      2,467
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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2010 AND 2009


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


15. LOAN AND BORROWINGS

                                                  DECEMBER 31,      DECEMBER 31,
                                                     2010               2009
                                                  -----------       -----------
     Current

     Convertible loan                             $ 2,500,000         2,500,000
     Less: Future interest charges                        --          (67,204)
                                                  -----------       -----------
                                                  $ 2,500,000         2,432,796

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


16. SUBSEQUENT EVENTS

         The following subsequent events have occurred through the filing date of this report, March 31, 2011.

         As of January 17, 2011, the Company issued a total of 1,012,731 shares of common stock through its private placement of shares of common stock at a purchase price of $0.027 per share for a total amount of $27,343.74, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of January 21, 2011, the Company issued a total of 2,840,909 shares of common stock through its private placement of shares of common stock at a purchase price of $0.022 per share for a total amount of $62,500.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of February 17, 2011, the Company issued a total of 3,937,008 shares of common stock through its private placement of shares of common stock at a purchase price of $0.02 per share for a total amount of $78,740.16, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         As of March 4, 2011, the Company issued a total of 2,500,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.02 per share for a total amount of $50,000.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.


         As of March 16, 2011, the Company issued a total of 4,000,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.02 per share for a total amount of $80,000.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.