Form 10-Q
period 2011-03-31
AMARU INC
filed 2011-05-16
CIK 1139822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to _______

Commission File Number 000-32695

Amaru, Inc.
____________________________________________
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

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer|_|	Smaller company |X|
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	194,656,710 shares
(Class)	(Outstanding at April 30, 2011)

AMARU, INC. AND SUBSIDARIES
Quarterly Report on Form 10-Q
For Period Ended March 31, 2011

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$227,751	$221,183
Accounts receivable, net of allowance of $263,571 and $262,213 at March 31, 2011 and December 31, 2010 respectively	9,776	12,295
Equity securities held for trading	544,994	617,215
Other current assets	283,576	289,623
Total current assets	1,066,097	1,140,316

Non-current assets
Property and equipment, net	184,985	348,916
Associate	37	37
Investments - Net	1,843,076	1,843,076

Total non-current assets	2,028,098	2,192,029
Total assets	$3,094,195	$3,332,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$796,727	$827,750
Advances from related party	100,403	102,682
Capital lease payable - short term	14,378	18,745
Convertible term loan	2,500,000	2,500,000
Total current liabilities	3,411,508	3,449,177
Non-current liabilities
Capital lease payable - long term	25,713	24,765
Total non-current liabilities	25,713	24,765

Total liabilities	3,437,221	3,473,942

Commitments	--	--

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized; 0 shares issued and outstanding at March 31,2011 and December 31, 2010, respectively	--	--
Common stock (par value $0.001) 200,000,000 shares authorized; 193,956,710 and 179,666,062 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	193,957	179,666
Additional paid-in capital	41,794,823	41,510,530
Accumulated Deficit	(39,867,583)	(39,425,386)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc's Stockholder's Equity	3,089,603	3,233,216
Non controlling interest	(3,432,629)	(3,374,813)
Total stockholders' (deficit) equity	(343,026)	(141,597)

Total liabilities and shareholders' equity	$3,094,195	$3,332,345

See accompanying notes to consolidated financial statements

AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
Revenue:

Entertainment	$3,143	$5,598
Total revenue	3,143	5,598

Cost of services	(34,744)	(76,878)

Gross loss	(31,601)	(71,280)

Distribution costs	(7,372)	(13,016)

Administrative expenses	(278,822)	(347,642)
Total expenses	(286,194)	(360,658)

Loss from operations	(317,795)	(431,938)

Other income (expenses):
Equipment written off	(110,890)	--
Interest expenses	(654)	(31,802)
Interest income	21	4
Sundry income	1,526	5,064
Net change in fair value of equities held for trading	(72,221)	35,127

Loss before income taxes	(500,013)	(423,545)

Income tax (provision) benefit	--	--

Net income (loss) including noncontrolling interest	$(500,013)	$(423,545)
Attributable to:
Equity holders of Amaru, Inc.	(442,197)	(370,642)

Noncontrolling interest	(57,816)	(52,903)

Net loss per share attributable to Amaru, Inc. - basic and diluted	$(0.003)	$(0.002)

Weighted average number of common shares outstanding - basic and diluted	186,434,507	166,352,064

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid-in Capital	Accumulated Deficit	Currency Translation Reserve	Fair Value Reserve	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2009	--	--	165,856,168	$165,856	$40,354,672	$(37,436,006)	$12,927	$955,479	$(3,217,580)	$835,348

Subscribed common stock issued	--	--	13,809,894	13,810	1,155,858	--	--	--	--	1,169,668

Net loss	--	--	--	--	--	(1,989,380)	--	--	(157,233)	(2,146,613

Comprehensive loss	--	--	--	--	--	--	--	--	--	(2,146,613)

Balance at December 31, 2010	--	--	179,666,062	$179,666	$41,510,530	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(141,597)

Subscribed common stock issued	--	--	14,290,648	14,291	284,293	--	--	--	--	298,584

Net loss	--	--	--	--	--	(442,197)	--	--	(57,816)	(500,013)

Comprehensive loss	--	--	--	--	--	--	--	--	--	(500,013)

Balance at March 31, 2011	--	--	193,956,710	$193,957	$41,794,823	$(39,867,583)	$12,927	$955,479	$(3,432,629)	$(343,026)

See accompanying notes to consolidated financial statements

AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(500,013)	$(423,545)
Adjustments to reconcile net income to cash and cash equivalents used or provided by operations:
Amortization	--	32,875
Depreciation	55,530	81,410
Equipment written off	110,890	--
Net change in fair value of financial assets at fair value Through profit or loss-held for trading	72,221	(35,127)

Changes in operation assets and liabilities
Accounts receivables	2,519	(2,583)
Others current assets	6,047	3,001
Accounts payable and accrued expenses	(31,023)	(7,085)
Net cash used in operating activities	(283,829)	(351,054)
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible assets	--	(1,625)
Purchase of office equipment	(2,489)	--

Net cash provided by (used in) investing activities	(2,489)	(1,625)

CASH PROVIDED FROM FINANCING ACTIVITIES
Advance from related parties	--	28,434
Repayment of related parties	(2,279)	--
Repayments of obligations under finance leases	(3,419)	(2,650)
Receipts from common stock issued	298,584	187,822
Net cash provided by (used in) financing activities	292,886	213,606
Effect of exchange rate changes on cash and cash equivalents	--	--
Cash flows from all activities	6,568	(139,073)

Cash and cash equivalents at beginning of period	221,183	356,477

Cash and cash equivalents at end of period	$227,751	$217,404

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2011 AND 2010

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

The Company was also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nation wide lottery in Cambodia. The Company through its subsidiary, M2B Commerce Limited, signed an agreement with Allsports International Ltd., a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The license has been suspended, see Note 14.

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

In December 2009, the FASB issued ASU 2009-17, Consolidations (Topic 810) - Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codifies FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). ASU 2009-17 represents a revision to former FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity's purpose and design and the reporting entity's ability to direct the activities of the other entity that most significantly impact the other entity's economic performance. ASU 2009-17 also requires a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. ASU 2009-17 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009. Early application is not permitted. The provisions of ASU 2009-17 are currently not expected to have an impact on the Company's financial statements.

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

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $500,013 and $423,545 for the three months ended March 31, 2011 and March 31, 2010, respectively. The Company also has an accumulated deficit of $39,867,583 and a working capital deficit of $2,345,411 at March 31, 2011.

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

	For the Year Ended
	March 31, 2011	March 31, 2010
SALES OUTSIDE OF THE U.S.	$3,143	$5,598

SERVICES PURCHASED OUTSIDE OF THE U.S.	$34,744	$76,878

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
Equipment written off  was $110,890 for the three months ended March 31, 2011 and nil for the three months ended March 31, 2010.

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

2.9  Associate

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

2.11 Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of March 31, 2011 totaled $544,994, December 31, 2010 totaled $617,215. The changes relates to an unrealized loss of $72,221 and an unrealized  gain of 35,127, for three months ended March 31, 2011 and 2010, respectively.

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of March 31, 2011:

	Total	Level 1	Level 2	Level 3
Assets:

Equity securities held for trading	$544,994	$544,994	$--	$--
	$544,994	$544,994	$--	$--

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

	March 31, 2011		Note	December 31, 2010
	Carrying	Fair		Carrying	Fair
	Amount	Value		Amount	Value

Cash and Cash Equivalents	$227,751	$227,751	2.4	$221,183	$221,183
Equity Securities Held for Trading	544,994	544,994	3	617,215	617,215
Other Current Assets	283,576	283,576	2.22	289,623	289,623
Investments Cost	2,718,749	1,843,076	8	2,718,749	1,843,076
Advances from related parties	100,403	100,403	2.22	102,682	102,682
Capital Lease Payable	40,091	40,091	9	43,510	43,510
Convertible Term Loan	2,500,000	2,500,000	15	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 (2010, $1,726,940) in the consolidated balance sheet. At year-end December 31, 2010, the total assets reported by the untraded company were $25,742,378 common stockholders' equity was $17,269,400, revenues were $7,751,364 and net income (loss)was ($2,801,392). No such data was available for March 31, 2011. The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136  in the consolidated balance sheet. All investments were classified as long term with $1,843,076 as its fair value at March 31, 2011 and December 31, 2010.

2.14 Advances from Related Party

Advances from director and related party of $100,403 and $102,682 at March 31, 2011 and December 31, 2010, respectively, are unsecured, non-interest bearing and payable on demand.

2.15 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the three months ended March 31, 2011 and for the year ended December 31, 2010.

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

2.22 Advertising

The cost of advertising is expensed as incurred and is included in administrative expenses. For the three months ended March 31, 2011 and 2010, the Company incurred advertising expenses of $2,994 and $932 respectively.

2.23 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.    EQUITY SECURITIES HELD FOR TRADING

	March 31, 2011	December 31, 2010
Quoted equity security, at fair value	$544,994	$617,215

The fair value of quoted security is based on the quoted closing market price on the reporting date. The investment in quoted equity security at fair value includes an unrealized loss of $72,221 for the three months ended March 31, 2011 and an unrealized gain $35,127 for the three months ended March 31, 2010.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.    OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2011	December 31, 2010
Prepayments	$47,291	$59,454
Deposits	42,173	54,303
Other receivables	194,112	175,866
	$283,576	$289,623

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2011	December 31, 2010
Office equipment	$925,910	$1,034,311
Motor vehicle	91,190	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,948,128	2,056,529
Accumulated depreciation	(1,763,143)	(1,707,613)
	$184,985	$348,916

Depreciation expense was $55,530 for the three months ended March 31, 2011 and $81,410 for the three months ended March 31, 2010.  Impaired equipment was written down by $110,890 during the three months ended March 31, 2011 and nil for the three months ended March 31, 2010.

6.       FILM LIBRARY

Film library consist of the following:

	March 31, 2011	December 31, 2010
Acquired Film Library	$23,686,731	$23,686,731
Accumulated Amortization	(4,521,949)	(4,521,949)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$--	$--

Amortization expense was $0 for the three months ended March 31,2011 and $1,625 for the three months ended March 31, 2010.

7.       INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2011	December 31, 2010
FINITE-LIVED INTANGIBLE ASSETS
Gaming license	7,090,000	7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$--	$--

Amortization expense was $0 for the three months ended March 31,2011 and 2010 respectively. See Note 2.8 for impairment analysis.

8.       INVESTMENTS - NET

Investments held at cost consist of the following:

	March 31, 2011	December 31, 2010
Current:
Unquoted securities	--	--
	--	--
Non Current:

Unquoted securities	116,136	116,136

Unquoted securities	1,726,940	1,726,940
	$1,843,076	$1,843,076

The Company's $116,13 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the three months ended March 31, 2011 and 2010, respectively.

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

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that no impairment loss was made for the three months ended March 31, 2011.

9.       COMMITMENTS

Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2011 and 2010. Interest rates on capitalized leases is fixed at 2.85%.

The following summarizes the Company's capital lease obligations at March 31, 2011:

	March 31, 2011	December 31, 2010
Future minimum lease payments	$47,765	$51,682

Less: amounts representing interest	(7,674)	(8,172)
Present value of net minimum lease payments	40,091	43,510

Less: current portion	(14,378)	(18,745)
	$25,713	$24,765

At March 31, 2011, total future minimum lease commitments under such lease are as follows:

For the Year Ended December 31,	Capital
2011	14,378
2012	12,345
2013	12,345
2014	1,023
$40,091

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the three months ended March 31, 2011 and 2010 was $28,121 and $26,757, respectively. As of March 31, 2011, the future minimum lease payments are as follows:

For the Year Ended December 31,	Operating
2011	85,701
2012	71,417

$157,118

10.      INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $8,000,000 of unused U.S. net operating loss carry-forwards at March 31, 2011, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2011 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $7,800,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2011,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

During the period, the Group entered into the following transactions with a related party:

	March 31, 2011	March 31, 2010
Advance from related Party	$-	$28,434

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

15.  LOAN AND BORROWINGS

	March 31, 2011	December 31, 2010
Current

Convertible loan	$2,500,000	2,500,000
	$2,500,000	2,500,000

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

16.  SUBSEQUENT EVENTS

As of April 25, 2011, the Company issued a total of 700,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.02 per share for a total amount of $14,000.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

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

The Company's business model in the area of broadband entertainment includes focuses on e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of March 31, 2011 this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the three months ended March 31, 2011 was $3,143 compared with $5,598 for the same period in 2010.

•	The Company's cash balance was $227,751 at March 31, 2011 compared with $221,183 at December 31, 2010.

Revenue

Revenue from entertainment for the three months ended March 31, 2011 at $3,143 was lower than revenue of $5,598 for the three months ended March 31, 2010 by $2,455 (44%). It was mainly due to decrease in subscription received from new customers for the three months ended March 31, 2011.

Cost of Services

Cost of services for the three months ended March 31, 2011 was $34,744 which decreased by $42,134 (55%) from $76,878 for the three months ended March 31, 2010. It was mainly due to decrease in cost spending on bandwidth charges by $36,142 (98%) from $36,920 for the three months ended March 31, 2010 to $778 for the three months ended March 31, 2011.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2011 at $7,372 were lower by $5,644 (43%) as compared to the amount of $13,016 incurred for the three months ended March 31, 2010.

The lower distribution expenses were attributed to decreased spending on traveling expenses which decreased by $7,690 (87%) from $8,858 for the three months ended March 31, 2010 to $1,168 for the three months ended March 31, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2011 at $278,822 were lowered by $68,820 (20%) as compared to the amount of $347,642 incurred for the three months ended March 31, 2010.

The decrease in administrative expenses for the period ended March 31, 2010 was attributed mainly to the decrease in:

•
Depreciation and amortization. Equipment depreciation and license amortization and note amortization had decreased by $27,505 (33%), from $83,035 for the three months ended March 31, 2010 to $55,530 for the period ended March 31, 2011. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

•
Insurance expenses had decreased by $21,369 (91%), from $23,421 for the three months ended March 31, 2010 to $2,052 for the three months ended March 31, 2011. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $317,795 for the three months ended March 31, 2011 as compared to the loss from operations of $431,938 for the three months ended March 31, 2010 due mainly due as a result of costs reduction measures to reduce operating costs.

NET LOSS

Net loss for the three months ended March 31, 2011, was $500,013 which increased by $76,468 (18%) from net loss of $423,545 for the three months ended March 31, 2010. The increase was mainly due to equipment written off of $110,890 and $0 was incurred for the three months ended March 31, 2011 and 2010, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $227,751 at March 31, 2011 as compared to cash of $221,183 at December 31, 2010.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2011, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $544,994 and $617,215 in marketable securities as of March 31, 2011 and December 31, 2010 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $227,751 and $221,183 at March 31, 2011 and December 31, 2010, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended March 31, 2011, which was filed on May 16, 2011, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP").Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

This quarterly report does not include an attestation report of our registered independent auditors regarding internal control over financial reporting. Management's report was not subject to attestation by our registered independent auditors pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to March 31, 2011, implemented the following procedures to address the material weakness noted above, including the following:

•	Enhanced the access to accounting literature, research materials and documents.

•	Identified third party professionals with whom to consult regarding complex accounting applications

•	Looking to additional staff to supplement our current accounting professionals with the requisite experience and training

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

WE GENERATED A NET LOSS OF $500,013 AND $423,545 BEFORE TAXES FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND MARCH 31, 2010, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $500,013 for the three months ended March 31, 2011 compared to a consolidated net loss before taxes of $423,545 during 2010. We realized a negative cash flow from operating activities of $283,829 for the three months ended March 31, 2011 compared to $351,054 for the three months ended March 31,2010. For the three months ended 31 March 2011, we had an accumulated deficit of $39,867,583 and a working capital deficiency of $2,345,411 compared to an accumulated deficit of $39,425,386 and a working capital deficiency of $2,308,861 for the year ended December 31, 2010. At at March 31,2011, we had a stockholders' deficit of $343,026 compared to a stockholders' deficit of $141,597 as at December 31, 2010. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 25, 2011, the Company issued a total of 700,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.02 per share for a total amount of $14,000.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. The total proceeds are used as working capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: [RESERVED]

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

Amaru, Inc. (Registrant)

May 16, 2011	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer