Form 10-Q
period 2011-06-30
AMARU INC
filed 2011-08-15
CIK 1139822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______ to _______

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

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller company |X|
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	194,656,710 shares of Common Stock
(Class)	(Outstanding as of August 15, 2011)

AMARU, INC. AND SUBSIDARIES
Quarterly Report on Form 10-Q For Period Ended June 30, 2011

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$232,889	$221,183
Accounts receivable, net of allowance of $265,312 and $262,213 as at June 30, 2011 and December 31, 2010 respectively	13,415	12,295
Equity securities held for trading	499,534	617,215
Other current assets	276,393	289,623
Total current assets	1,022,231	1,140,316

Non-current assets
Property and equipment, net	130,689	348,916
Associate	37	37
Investments - Net	1,843,076	1,843,076

Total non-current assets	1,973,802	2,192,029
Total assets	$2,996,033	$3,332,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$846,152	$827,750
Advances from related parties	100,403	102,682
Capital lease payable - short term	13,495	18,745
Convertible term loan	2,500,000	2,500,000
Total current liabilities	3,460,050	3,449,177
Non-current liabilities
Capital lease payable - long term	23,207	24,765
Total non-current liabilities	23,207	24,765

Total liabilities	3,483,257	3,473,942

Commitments	--	--

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized; 0 shares issued and outstanding at June 30,2011 and December 31, 2010, respectively	--	--
Common stock (par value $0.001) 200,000,000 shares authorized; 194,656,710 and 179,666,062 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	194,657	179,666
Additional paid-in capital	41,808,123	41,510,530
Stock subscribed	250,000	-
Accumulated Deficit	(40,220,988)	(39,425,386)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc's Stockholder's Deficit	3,000,198	3,233,216
Non controlling interest	(3,487,422)	(3,374,813)
Total stockholders' equity	(487,224)	(141,597)

Total liabilities and shareholders' equity	$2,996,033	$3,332,345

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue:

Entertainment	$4,239	$44,351	$1,096	$38,753
Total revenue	4,239	44,351	1,096	38,753

Cost of services	(72,304)	(143,339)	(37,560)	(66,461)

Gross loss	(68,065)	(98,988)	(36,464)	(27,708)

Distribution costs	(20,538)	(21,068)	(13,166)	(8,052)

Administrative expenses	(592,935)	(719,500)	(314,113)	(371,858)
Total expenses	(613,473)	(740,568)	(327,279)	(379,910)

Loss from operations	(681,538)	(839,556)	(363,743)	(407,618)

Other income (expenses):
Equipment written off	(110,890)	--	--	--
Interest expenses	(1,329)	(63,610)	(675)	(31,808)
Interest income	50	15	29	11
Sundry income	3,177	6,469	1,651	1,405
Net change in fair value of equities held for trading	(117,681)	263,814	(45,460)	228,687

Loss before income taxes	(908,211)	(632,868)	(408,198)	(209,323)

Income tax (provision) benefit	--	--	--	--

Net income (loss) including noncontrolling interest	$(908,211)	$(632,868)	(408,198)	(209,323)
Attributable to:
Equity holders of Amaru, Inc.	(795,602)	(572,723)	(353,405)	(202,081)

Noncontrolling interest	(112,609)	(60,145)	(54,793)	(7,242)

Net loss per share attributable to Amaru, Inc. - basic and diluted	$(0.005)	$(0.004)	(0.002)	(0.001)

Weighted average number of common shares outstanding - basic and diluted	190,216,388	167,686,355	193,956,710	168,998,804

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE SIX MONTHS ENDED JUNE 30, 2011

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid-in Capital	Subscribed Common Stock	Accumulated Deficit	Currency Translation Reserve	Fair Value Reserve	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2009	--	--	165,856,168	$165,856	$40,354,672	$--	$(37,436,006)	$12,927	$955,479	$(3,217,580)	$835,348

Subscribed common stock issued	--	--	13,809,894	13,810	1,155,858	--	--	--	--	--	1,169,668

Net loss	--	--	--	--	--	--	(1,989,380)	--	--	(157,233)	(2,146,613)

Comprehensive loss	--	--	--	--	--	--	--	--	--	--	(2,146,613)

Balance at December 31, 2010	--	--	179,666,062	$179,666	$41,510,530	$--	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(141,597)

Subscribed common stock issued	--	--	14,990,648	14,991	297,593	--	--	--	--	--	312,584

Common stock subscribed for cash (8,050,323 shares)	--	--	--	--	--	250,000	--	--	--	--	250,000

Net loss	--	--	--	--	--	--	(795,602)	--	--	(112,609)	(908,211)

Comprehensive loss	--	--	--	--	--	--	--	--	--	--	(908,211)

Balance at June 30, 2011	--	--	194,656,710	$194,657	$41,808,123	$250,000	$(40,220,988)	$12,927	$955,479	$(3,487,422)	$(487,224)

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(908,211)	$(632,868)
Adjustments to reconcile net income to cash and cash equivalents used or provided by operations:
Amortization	--	65,597
Depreciation	109,826	161,969
Equipment written off	110,890	--
Net change in fair value of financial assets at fair value through profit or loss-held for trading	117,681	(263,814)

Changes in operation assets and liabilities
Accounts receivables	(1,120)	(106)
Others current assets	13,230	(16,159)
Accounts payable and accrued expenses	18,402	(16,878)
Net cash used in operating activities	(539,302)	(702,259)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipments	(2,489)	(2,738)
Acquisition of intangible assets	--	(3,097)

Net cash provided by (used in) investing activities	(2,489)	(5,835)

CASH PROVIDED FROM FINANCING ACTIVITIES
Advance from related parties	--	102,620
Repayment of related parties	(2,279)	--
Repayments of obligations under finance leases	(6,808)	(5,370)
Receipts from stock subscribed for cash	250,000	--
Receipts from common stock issued	312,584	548,659
Net cash provided by fnancing activities	553,497	645,909
Effect of exchange rate changes on cash and cash equivalents	--	--
Cash flows from all activities	11,706	(62,185)

Cash and cash equivalents at beginning of period	221,183	356,477

Cash and cash equivalents at end of period	$232,889	$294,292

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED
JUNE 30, 2011 AND 2010

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

1.2  Recent Accounting Standards and Pronouncements

In May 2011, the FASB has issued Accounting Standards Update ("ASU") No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The Company is currently assessing the impact that the adoption will have on its financial statements.

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

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 should be applied retrospectively to the first period that an entity adopts Statement 160. The provisions of ASU 2010-02 did not have an impact on the Company's financial statements.

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

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $908,211 and $632,868 for the six months ended June 30, 2011 and 2010, respectively. The Company also has an accumulated deficit of $40,220,988 and a working capital deficit of $2,437,819 at June 30, 2011.

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

	For the Six Months Ended
	June 30, 2011	June 30, 2010
SALES OUTSIDE OF THE U.S.	$4,239	$44,351

SERVICES PURCHASED OUTSIDE OF THE U.S.	$72,304	$143,339

2.6   Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets for financial reporting purposes. Expenditures for major renewals and betterments that extend the useful lives are capitalized. Expenditures for normal maintenance and repairs are expensed as incurred. The cost of assets sold or abandoned and the related accumulated depreciation are eliminated from the accounts and any gains or losses are reflected in the accompanying consolidated statements of operations of the respective period. The estimated useful lives of the assets range from 3 to 5 years.

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

The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009 of its remaining gaming licenses relating to it online video game downloads. The gaming license was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow.

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

The Company capitalized the development and building cost related to the broad-band sites and infrastructure for the streaming system. The Company projects that these development costs will be useful for up to 5 years before additional significant development needs to be done.

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

Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the associate recognised at the date of acquisition is recognised as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognised immediately in the consolidated statements of operations.

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

2.11 Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of June 30, 2011 totaled $499,534, December 31, 2010 totaled $617,215. The changes relates to an unrealized loss of $117,681 and a gain of 263,814, for six months ended June 30, 2011 and 2010, respectively.

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of June 30, 2011:

	Total	Level 1	Level 2	Level 3
Assets:

Equity securities held for trading	$499,534	$499,534	$--	$--
	$499,534	$499,534	$--	$--

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

	June 30, 2011		Note	December 31, 2010
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Cash and Cash Equivalents	$232,889	$232,889	2.4	$221,183	$221,183
Equity Securities Held for Trading	499,534	499,534	3	617,215	617,215
Other Current Assets	276,393	276,393	4	289,623	289,623
Investments Cost	2,718,749	1,843,076	8	2,718,749	1,843,076
Advances from related parties	100,403	100,403	12	102,682	102,682
Capital Lease Payable	36,702	36,702	9	43,510	43,510
Convertible Term Loan	2,500,000	2,500,000	15	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 (2009, $2,402,613) in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $25,742,378 (2009,$24,232,528), common stockholders' equity was $17,269,400 (2009, $20,070,792), revenues were $7,751,364 (2009, $6,489,617) and net income (loss) was ($2,801,392) (2009, ($2,715,893)). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 (2009, $116,636) in the consolidated balance sheet. In 2010, all investments were classified as long term with $1,843,076 as its fair value.

2.14 Advances from Related Party

Advances from director and related party of $100,403 and $102,682 at June 30, 2011 and December 31, 2010, respectively, are unsecured, non-interest bearing and payable on demand.

2.15 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the six months ended June 30, 2011 and for the year ended December 31, 2010.

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

The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service or product is performed or delivered and collectability of the resulting receivable is reasonably assured.

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

The Company enters into contractual arrangements with customers to license and distribute content; revenue is earned from content licenses, and content syndication. Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, the delivery of the service has occurred, and no other significant obligations on the part of the Company remain. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement.

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

2.22 Advertising

The cost of advertising is expensed as incurred. For the six months ended June 30, 2011 and 2010, the Company incurred advertising expenses of $5,330 and $2,876 respectively.

2.23 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.    EQUITY SECURITIES HELD FOR TRADING

	June 30, 2011	December 31, 2010
Quoted equity security, at fair value	$499,534	$617,215

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a loss of $117,681 for the six months ended June 30, 2011 and gain $263,814 for the six months ended June 30, 2010.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.    OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2011	December 31, 2010
Prepayments	$47,798	$59,454
Deposits	32,775	54,303
Other receivables	195,820	175,866
	$276,393	$289,623

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2011	December 31, 2010
Office equipment	$925,910	$1,034,311
Motor vehicle	91,190	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,948,128	2,056,529
Accumulated depreciation	(1,817,439)	(1,707,613)
	$130,689	$348,916

Depreciation expense was $109,826 and $ 161,969 for the six months ended June 30, 2011 and 2010 respectively.

6.       FILM LIBRARY

Film library consist of the following:

	June 30, 2011	December 31, 2010
Acquired Film Library	$23,686,731	$23,686,731
Accumulated Amortization	(4,521,949)	(4,521,949)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$--	$--

Amortization expense was $0 and $3,097 for the six months ended June, 2011 and 2010 respectively.

7.       INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2011	December 31, 2010
FINITE-LIVED INTANGIBLE ASSETS
Gaming license	7,090,000	7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$--	$--

Amortization expense was $0 for the six months ended June 30,2011 and 2010, respectively. See Note 2.8 for impairment analysis.

8.       INVESTMENTS - NET

Investments held at cost consist of the following:

	June 30, 2011	December 31, 2010
Current:
Unquoted securities	--	--
	--	--
Non Current :

Unquoted securities	116,136	116,136

Unquoted securities	1,726,940	1,726,940
	$1,843,076	$1,843,076

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the six months ended June 30, 2011 and 2010, respectively.

The Company's $1,726,940 investment operates in Cambodia. This investment is subject to numerous risks, including:

-	difficulty enforcing agreements through the Cambodia's legal system;
-	general economic and political conditions in Cambodia; and
-	the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that no impairment loss was made for the six months ended June 30, 2011 and 2010, respectively.

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

The following summarizes the Company's capital lease obligations:

	June 30, 2011	December 31, 2010
Future minimum lease payments	$43,892	$51,682

Less: amounts representing interest	(7,190)	(8,172)
Present value of net minimum lease payments	36,702	43,510

Less: current portion	(13,495)	(18,745)
	$23,207	$24,765

At June 30, 2011, total future minimum lease commitments under such lease are as follows:

For the Year Ended December 31,	Capital
2011	7,165
2012	12,661
2013	12,661
2014	4,215
$36,702

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the six months ended June 30 2011 and 2010 was $57,575 and $53,559, respectively. As of June 30, 2011, the future minimum lease payments are as follows:

For the Period Ended June 30,	Operating
2011	58,599
2012	73,248

$131,847

10.      INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at June 30, 2011, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2011 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $9,100,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2011,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

During the period, the Group entered into the following transactions with a related party:

	June 30, 2011	June 30, 2010
Advance from related Party	$100,403	$102,620

12. PURCHASE OF CBBN HOLDINGS LIMITED

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

13. IMPAIRMENT OF DIGIT GAMES LICENSE

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

14.  LOAN AND BORROWINGS

	June 30, 2011	December 31, 2010
Non-current

Convertible loan	$2,500,000	2,500,000
Less: Future interest charges	--	--
	$2,500,000	2,500,000

Term loans held by the Company at balance sheet date are as follows:

(a)  $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period.

(b) The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010. Subsequent to June 30, 2011, the conversion period of the convertible loan was further extended to November 30, 2011.

15.  SUBSEQUENT EVENTS

As of July 20, 2011, the Company issued a total of 1,666,667 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $250,000, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

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

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. The investment will allow M2B World, Inc. to access the library of programs of Indie Vision Films, Inc. The Company entered into an agreement on December 22, 2009 with Indie Vision Films, Inc. to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership in lieu of library rights that the Company could exploit commercially for international use.

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

M2B WORLD ASIA PACIFIC PTE. LTD.

M2B World Asia Pacific Pte Ltd was incorporated in the Republic of Singapore on August 1, 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region. This company had taken over the Asian business operations as well as the assets and liabilities of M2B World Pte. Ltd. with effect from September 1, 2006.

On January 3, 2007, M2B World Asia Pacific Pte Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd from 100% to 81.6%.

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and will mature in June 2010. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010. Subsequent to June 30, 2011, the conversion period of the convertible loan was further extended to 30 Nov, 2011.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the six months ended June, 2011 was $4,239 compared with $44,351 for the same period in 2010.

•	The Company's cash balance was $232,889 at June 30, 2011 compared with $221,183 at December 31, 2010.

Revenue

Revenue from entertainment for the six months ended June 30, 2011 at $4,239 was lower than revenue of $44,351 for the six months ended June 30, 2010 by $40,112 (90%). It was mainly due to decrease in subscription received from new customers for the six months ended June 30, 2011.

Cost of Services

Cost of services for the six months ended June 30, 2011 was $72,304 which decreased by $71,035 (50%) from $143,339 for the six months ended June 30, 2010. It was mainly due to decrease in cost spending on bandwidth charges by $53,312 (96%) from $55,310 for the six months ended June 30, 2010 to $1,998 for the six months ended June 30, 2011.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2011 at $20,538 were lower by $530 (3%) as compared to the amount of $21,068 incurred for the six months ended June 30, 2010.

The insignificant lower distribution expenses were attributed to decrease spending on traveling expenses which decreased by $4,031 (31%) from $12,934 for the six months ended June 30, 2010 to $8,903 for the six months ended June 30, 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June, 2011 at $592,935 were lowered by $126,565 (18%) as compared to the amount of $719,500 incurred for the six months ended June 30, 2010.

The decrease in administrative expenses for the period ended June 30, 2010 was attributed mainly to the decrease in:

•
Depreciation and amortization. Equipment depreciation and license amortization had decreased by $117,740 (33%), from $227,566 for the six months ended June 30, 2010 to $109,826 for the same period ended June 30, 2011. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

•
Insurance expenses had decreased by $34,911 (92%), from $38,121 for the six months ended June 30, 2010 to $3,210 for the six months ended June 30, 2011. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $681,538 for the six months ended June 30, 2011 as compared to the loss from operations of $839,556 for the six months ended June 30, 2010 due mainly due as a result of costs reduction measures to reduce operating costs.

NET LOSS

Net loss for the six months ended June 30, 2011, was $908,211 which increased by $275,343 (44%) from net loss of $632,868 for the six months ended June 30, 2010. The increase was partly due to equipment written off of $110,890 and $0 was Incurred for the six months ended June 30, 2011 and 2010, respectively, and fair value adjustment for equities held for trading from a gain of $263,814 for the six months ended June 30, 2010 to a loss of $117,681 for the six months ended June 30, 2011 and June 30, 2010 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $232,889 at June 30, 2011 as compared to cash of $221,183 at December 31, 2010.

During the six months ended June 30, 2011, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

The Company believes that it's operation strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by Year 2011.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business.  However, no assurances can  be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $499,534 and $617,215 in marketable securities as of June 30, 2011 and December 31, 2010 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $232,889 and $221,183 at June 30, 2011 and December 31, 2010, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended June 30, 2011, which was filed on August 15, 2011, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates. Where the media industry was concerned, major corporations reduced their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

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

WE GENERATED A NET LOSS OF $908,211 AND $632,868 BEFORE TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $908,211 for the six months ended June 30, 2011 compared to a consolidated net loss before taxes of $632,868 during 2010. We realized a negative cash flow from operating activities of $539,302 for the six months ended June 30, 2011 compared to $702,259 for the six months ended June 30, 2010. For the six months ended June 30, 2011, we had an accumulated deficit of $40,220,988 and a working capital deficiency of $2,437,819 compared to an accumulated deficit of $39,425,386 and a working capital deficiency of $2,308,861 for the year ended December 31, 2010. At at June 30, 2011, we had a stockholders' deficit of $487,224 compared to a stockholders' deficit of $141,597 as at December 31, 2010. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 20, 2011, the Company issued a total of 1,666,667 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $250,000, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The total proceeds are used as working capital.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: [RESERVED]

None

ITEM 5: OTHER INFORMATION

In a special meeting of the Company’s shareholders held on July 25, 2011 at the Company’s corporate office, the majority of the Company’s shareholders holding a total of 86.37% voted for the amendment to the Company’s Articles of Incorporation to increase Company’s common stock to 400 million shares and the preferred stock to 25 million shares.

ITEM 6: EXHIBITS:

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amaru, Inc. (Registrant)

August 15, 2011	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer