Form 10-Q
period 2011-09-30
AMARU INC
filed 2011-11-14
CIK 1139822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one:
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2011

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

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller company |X|
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.    Yes [X]  No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	199,990,043 shares of Common Stock
(Class)	(Outstanding as of September 30, 2011)
Preferred Stock $0.001 par value	3,420,667 shares of Preferred Stock
(Class)	(Outstanding as of September 30, 2011)

 AMARU, INC. AND SUBSIDARIES
Quarterly Report on Form 10-Q For Period Ended September 30, 2011

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$228,961	$221,183
Accounts receivable, net of allowance of $261,664 and $262,213 as at September 30, 2011 and December 31, 2010 respectively	11,410	12,295
Equity securities held for trading	427,891	617,215
Other current assets	269,432	289,623
Total current assets	937,694	1,140,316

Non-current assets
Property and equipment, net	81,874	348,916
Associate	37	37
Investments - Net	1,843,076	1,843,076

Total non-current assets	1,924,987	2,192,029
Total assets	$2,862,681	$3,332,345

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$797,489	$827,750
Advances from related parties	100,403	102,682
Capital lease payable - short term	11,998	18,745
Convertible term loan	2,500,000	2,500,000
Total current liabilities	3,409,890	3,449,177
Non-current liabilities
Capital lease payable - long term	18,992	24,765
Total non-current liabilities	18,992	24,765

Total liabilities	3,428,882	3,473,942

Commitments	--	--

Stockholders' equity
Preferred stock (par value $0.001) 5,000,000 shares authorized; 3,420,667 and 0 shares issued and outstanding at September 30,2011 and December 31, 2010, respectively	3,421	--
Common stock (par value $0.001) 200,000,000 shares authorized; 194,656,710 and 179,666,062 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	194,657	179,666
Additional paid-in capital	42,317,702	41,510,530
Accumulated Deficit	(40,524,481)	(39,425,386)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc's Stockholder's Deficit	2,959,705	3,233,216
Non controlling interest	(3,525,906)	(3,374,813)
Total stockholders' equity	(566,201)	(141,597)

Total liabilities and shareholders' equity	$2,862,681	$3,332,345

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenue:

Entertainment	$4,342	$45,737	$103	$1,386
Total revenue	4,342	45,737	103	1,386

Cost of services	(99,005)	(202,300)	(26,701)	(58,961)

Gross loss	(94,663)	(156,563)	(26,598)	(57,575)

Distribution costs	(42,350)	(31,402)	(21,812)	(10,334)

Administrative expenses	(815,817)	(980,951)	(222,882)	(261,451)
Total expenses	(858,167)	(1,012,353)	(244,694)	(271,785)

Loss from operations	(952,830)	(1,168,916)	(271,292)	(329,360)

Other income (expenses):
Equipment written off	(110,890)	--	--	--
Interest expenses	(2,003)	(68,896)	(674)	(5,286)
Interest income	70	29	20	14
Sundry income	4,789	10,887	1,612	4,418
Net change in fair value of equities held for trading	(189,324)	481,605	(71,643)	217,791

Loss before income taxes	(1,250,188)	(745,291)	(341,977)	(112,423)

Income tax (provision) benefit	--	--	--	--

Net income (loss) including noncontrolling interest	$(1,250,188)	$(745,291)	(341,977)	(112,423)
Attributable to:
Equity holders of Amaru, Inc.	(1,099,095)	(671,853)	(303,493)	(99,130)

Noncontrolling interest	(151,093)	(73,438)	(38,484)	(13,293)

Net loss per share attributable to Amaru, Inc. - basic and diluted	$(0.006)	$(0.004)	(0.002)	(0.001)

Weighted average number of common shares outstanding - basic and diluted	191,884,555	170,187,242	194,656,710	173,284,788

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2010 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2011

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid-in Capital	Subscribed Common Stock	Accumulated Deficit	Currency Translation Reserve	Fair Value Reserve	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2009	--	--	165,856,168	$165,856	$40,354,672	$--	$(37,436,006)	$12,927	$955,479	$(3,217,580)	$835,348

Subscribed common stock issued	--	--	13,809,894	13,810	1,155,858	--	--	--	--	--	1,169,668

Net loss	--	--	--	--	--	--	(1,989,380)	--	--	(157,233)	(2,146,613)

Comprehensive loss	--	--	--	--	--	--	--	--	--	--	(2,146,613)

Balance at December 31, 2010	--	--	179,666,062	$179,666	$41,510,530	$--	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(141,597)

Common stock issued	--	--	14,990,648	14,991	297,593	--	--	--	--	--	312,584

Preferred stock issued	3,420,667	3,421	--	--	509,579	--	--	--	--	--	513,000

Net loss	--	--	--	--	--	--	(1,099,095)	--	--	(151,093)	(1,250,188)

Comprehensive loss	--	--	--	--	--	--	--	--	--	--	(1,250,188)

Balance at September 30, 2011 (Unaudited)	3,420,667	$3,421	194,656,710	$194,657	$42,317,702	--	$(40,524,481)	$12,927	$955,479	$(3,525,906)	$(566,201)

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,250,188)	$(745,291)
Adjustments to reconcile net income to cash and cash equivalents used or provided by operations:
Amortization	--	70,301
Depreciation	158,641	240,062
Equipment written off	110,890	--
Net change in fair value of financial assets at fair value through profit or loss-held for trading	189,324	(481,605)

Changes in operation assets and liabilities
Accounts receivables	885	(6,351)
Others current assets	20,191	(102,245)
Accounts payable and accrued expenses	(30,261)	(81,194)
Net cash used in operating activities	(800,518)	(1,106,323)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipments	(2,489)	(10,523)
Acquisition of intangible assets	--	(3,097)
Acquisition of associate	--	(37)

Net cash provided by (used in) investing activities	(2,489)	(13,657)

CASH PROVIDED FROM FINANCING ACTIVITIES
Advance from related parties	--	102,620
Repayment of related parties	(2,279)	--
Repayments of obligations under finance leases	(12,520)	(1,372)
Receipts from preferred stock issued	513,000	--
Receipts from common stock issued	312,584	893,716
Net cash provided by fnancing activities	810,785	994,964
Effect of exchange rate changes on cash and cash equivalents	--	--
Cash flows from all activities	7,778	(125,016)

Cash and cash equivalents at beginning of period	221,183	356,477

Cash and cash equivalents at end of period	$228,961	$231,461

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2011 AND 2010

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

The Company was also in the business of digit gaming (lottery). The Company has an 18 year license to conduct nationwide lottery in Cambodia. The Company through its subsidiary, M2B commerce limited, signed an agreement with Allsports International Ltd, a British Virgin Islands company to operate and conduct digit games in Cambodia and to manage the digit games activities in Cambodia. The license has been suspended, see Note 13.

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

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $1,250,188 and $745,291 for the nine months ended September 30, 2011 and 2010, respectively. The Company also has an accumulated deficit of $40,524,481 and a working capital deficit of $2,472,196 at September 30, 2011.

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

	For the Nine Months Ended
	September 30, 2011	September 30, 2010
SALES OUTSIDE OF THE U.S.	$4,342	$45,737

SERVICES PURCHASED OUTSIDE OF THE U.S.	$99,005	$202,300

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

Included in the gaming license are the rights to a digit games license in Cambodia. The license is for a minimum period of 18 years commencing from June 1, 2005, with an option to extend for a further 5 years or such other period as may be mutually agreed. The digit gaming license was suspended, and the asset was impaired during the year ended December 31, 2008. See Note 13.

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

2.11 Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of September 30, 2011 totaled $427,891, December 31, 2010 totaled $617,215. The changes relates to an unrealized loss of $189,324 and a gain of $481,605, for nine months ended September 30, 2011 and 2010, respectively.

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

	September 30, 2011		Note	December 31, 2010
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Cash and Cash Equivalents	$228,961	$228,961	2.4	$221,183	$221,183
Equity Securities Held for Trading	427,891	427,891	3	617,215	617,215
Other Current Assets	269,432	269,432	4	289,623	289,623
Investments Cost	2,718,749	1,843,076	8	2,718,749	1,843,076
Advances from related parties	100,403	100,403	12	102,682	102,682
Capital Lease Payable	30,990	30,990	9	43,510	43,510
Convertible Term Loan	2,500,000	2,500,000	15	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $25,742,378, common stockholders' equity was $17,269,400, revenues were $7,751,364 and net income (loss) was ($2,801,392). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 in the consolidated balance sheet. In 2010, all investments were classified as long term with $1,843,076 as its fair value.

2.14 Advances from Related Party

Advances from director and related party of  $100,403 and $102,682 at September 30, 2011 and December 31, 2010, respectively, are unsecured, non-interest bearing and payable on demand.

2.15 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the nine months ended September 30, 2011 and for the year ended December 31, 2010.

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

2.20 Earnings (Loss) Per Share

In February 1997, the Financial Accounting Standards Board ASC 260 "Earnings Per Share" which requires the Company to present basic and diluted earnings per share, for all periods presented. The computation of earnings per common share (basic and diluted) is based on the weighted average number of common shares actually outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

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

2.22 Advertising

The cost of advertising is expensed as incurred. For the nine months ended September 30, 2011 and 2010, the Company incurred advertising expenses of $6,908 and $4,795 respectively.

2.23 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.    EQUITY SECURITIES HELD FOR TRADING

	September 30, 2011	December 31, 2010
Quoted equity security, at fair value	$427,891	$617,215

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a loss of $189,324 for the nine months ended September 30, 2011 and gain $481,605 for the nine months ended September 30, 2010.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.    OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2011	December 31, 2010
Prepayments	$46,873	$59,454
Deposits	32,897	54,303
Other receivables	189,662	175,866
	$269,432	$289,623

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2011	December 31, 2010
Office equipment	$925,910	$1,034,311
Motor vehicle	91,190	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,948,128	2,056,529
Accumulated depreciation	(1,866,254)	(1,707,613)
	$81,874	$348,916

Depreciation expense was $158,641 and $240,062  for the nine months ended September 30, 2011 and 2010 respectively.

6.       FILM LIBRARY

Film library consist of the following:
	September 30, 2011	December 31, 2010
Acquired Film Library	$23,686,731	$23,686,731
Accumulated Amortization	(4,521,949)	(4,521,949)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$--	$--

Amortization expense was $0 and $3,097 for the nine months ended September 30, 2011 and 2010 respectively.

7.       INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2011	December 31, 2010
FINITE-LIVED INTANGIBLE ASSETS
Gaming license	7,090,000	7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$--	$--

Amortization expense was $0 for the nine months ended September 30,2011 and 2010, respectively. See Note 2.8 for impairment analysis.

8.       INVESTMENTS - NET

Investments held at cost consist of the following:

	September 30, 2011	December 31, 2010
Current:
Unquoted securities	--	--
	--	--
Non Current :

Unquoted securities	116,136	116,136

Unquoted securities	1,726,940	1,726,940
	$1,843,076	$1,843,076

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the nine months ended September 30, 2011 and 2010, respectively.

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

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that no impairment loss was made for the nine months ended September 30, 2011 and 2010, respectively.

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
The following summarizes the Company's capital lease obligations:

	September 30, 2011	December 31, 2010
Future minimum lease payments	$37,173	$51,682

Less: amounts representing interest	(6,183)	(8,172)
Present value of net minimum lease payments	30,990	43,510

Less: current portion	(11,998)	(18,745)
	$18,992	$24,765

At September 30, 2011, total future minimum lease commitments under such lease are as follows:

For the Year Ended December 31,	Capital
2011	3,000
2012	11,998
2013	11,998
2014	3,994
$30,990

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the nine months ended September 30 2011 and 2010 was $88,099 and $73,153, respectively. As of September 30, 2011, the future minimum lease payments are as follows:

For the Period Ended September 30,	Operating
2011	27,765
2012	69,412

$97,177

10.      INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at September 30, 2011, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2011 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $9,300,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2011,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

During the period, the Group entered into the following transactions with a related party:

	September 30, 2011	December 31, 2010
Advance from related Party	$100,403	$102,682

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

14.  LOAN AND BORROWINGS

	September 30, 2011	December 31, 2010
Non-current

Convertible loan	$2,500,000	2,500,000
Less: Future interest charges	--	--
	$2,500,000	2,500,000

Term loans held by the Company at balance sheet date are as follows:

(a)  $2,500,000 represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period.

(b) The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010.
The conversion period of the convertible loan was further extended to November 30, 2011.

15.  SUBSEQUENT EVENTS

As of October 25, 2011, the Company issued a total of 529,101 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $79,365.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

Management evaluated all activity of the Company and concluded that there were no other subsequent events to disclose.

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

M2B WORLD TRAVEL SINGAPORE PTE. LTD.

M2B World Travel Singapore Pte Ltd was incorporated in the Republic of Singapore on March 7, 2006 to develop a global online travel platform which offers global e-travel services.

On October 14, 2011, M2B World Travel Singapore was dissolved because the Company did not want to continue its travel operations.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the nine months ended September 30, 2011 was $4,342 compared with $45,737 for the same period in 2010.
•	The Company's cash balance was $228,961 at September 30, 2011 compared with $221,183 at December 31, 2010

Revenue

Revenue from entertainment for the nine months ended September 30, 2011 at $4,342 was lower than revenue of $45,737 for the nine months ended September 30, 2010 by $41,395 (91%). It was mainly due to decrease in subscription received from new customers for the nine months ended September 30, 2011.

Cost of Services

Cost of services for the nine months ended September 30, 2011 was $99,005 which decreased by $103,295 (51%) from $202,300 for the nine months ended September 30, 2010. It was mainly due to decrease in cost spending on bandwidth charges by $56,962 (95%) from $60,204 for the nine months ended September 30, 2010 to $3,242 for the nine months ended September 30, 2011.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2011 at $42,350 were higher by $10,948 (35%) as compared to the amount of $31,402 incurred for the nine months ended September 30, 2010.

The higher distribution expenses were attributed to increase spending on advertising, entertainment and traveling expenses for potential business contract from oversea customers.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2011 at $815,817 were lowered by $165,134 (17%) as compared to the amount of $980,951 incurred for the nine months ended September 30, 2010.

The decrease in administrative expenses for the period ended September 30, 2011 was attributed mainly to the decrease in:

•
Depreciation and amortization. Equipment depreciation and license amortization had decreased by $84,518 (35%), from $243,159 for the nine months ended September 30, 2010 to $158,641 for the same period ended September 30, 2011. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2009.

•

Insurance expenses had decreased by $37,337 (91%), from $40,919 for the nine months ended September 30, 2010 to $3,582 for the nine months ended September 30, 2011. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $952,830 for the nine months ended September 30, 2011 as compared to the loss from operations of $1,168,916 for the nine months ended September 30, 2010 due mainly due as a result of costs reduction measures to reduce operating costs.

NET LOSS

Net loss for the nine months ended September 30, 2011, was $1,250,188 which increased by $504,897 (68%) from net loss of $745,291 for the nine months ended September 30, 2010. The increase was partly due to equipment written off of $110,890 and $0 was Incurred for the nine months ended September 30, 2011 and 2010, respectively, and fair value adjustment for equities held for trading from a gain of $481,605 for the nine months ended September 30, 2010 to a loss of $189,324 for the nine months ended September 30, 2011 respectively.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $228,961 at September 30, 2011 as compared to cash of $221,183 at December 31, 2010.

During the nine months ended September 30, 2011, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $427,891 and $617,215 in marketable securities as of September 30, 2011 and December 31, 2010 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $228,961 and $221,183 at September 30, 2011 and December 31, 2010, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended September 30, 2011 as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

On February 23, 2009, M2B World Pte. Ltd was served a summons in Singapore by Auston International Group Limited, claiming a sum of US$496,765 (S$760,050) to be paid as shortfall in Guaranteed Profit to M2B Game World Pte. Ltd for financial years 2006 and 2007, as part of the agreement for the acquisition of M2B Game World in December 20, 2005 between M2B World Pte. Ltd and Auston International Group Limited. On March 20, 2009 in response to this summons, M2B World Pte. Ltd filed a counter-claim against Auston International Group Limited to claim damages amounting to US$1,568,172 and other damages as a result of material breaches on the part of Auston International Group Limited to the agreement of December 20, 2005 for the acquisition of M2B Game World Pte. Ltd.

The Plaintiffs (Auston) have (on 12 May 2010) been granted leave to amend their Statement of Claim and M2B World Pte. Ltd has had its application for discovery of the 2006 and 2007 audited accounts of Auston granted.

On August 23, 2011, the Plaintiffs (Auston) had filed a Notice of Discontinuance to finally dismiss and discontinue the legal proceedings and M2B World Pte. Ltd had also filed a Notice of Discontinuance for final dismissal and  discontinuance of the counterclaim against the Plaintiffs.

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

WE GENERATED A NET LOSS OF $1,250,188 AND $745,291 BEFORE TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $1,250,188 for the nine months ended September 30, 2011 compared to a consolidated net loss before taxes of $745,291 during 2010. We realized a negative cash flow from operating activities of $800,518 for the nine months ended September 30, 2011 compared to $1,106,323 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we had an accumulated deficit of $40,524,481 and a working capital deficiency of $2,472,196 compared to an accumulated deficit of $39,425,386 and a working capital deficiency of $2,308,861 for the year ended December 31, 2010. At at September 30, 2011, we had a stockholders' deficit of $566,201 compared to a stockholders' deficit of $141,597 as at December 31, 2010. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 25, 2011, the Company issued a total of 529,101 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $79,365.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.  The total proceeds were used for working capital of the Company.  The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

Amaru, Inc. (Registrant)

November 14, 2011	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer