Form 10-K
period 2011-12-31
AMARU INC
filed 2012-03-30
CIK 1139822

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K


(MARK ONE)


   |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM  _______  TO ________


                         COMMISSION FILE NUMBER: 0-32695

                                   AMARU, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            NEVADA                                             88-0490089
-------------------------------                            -------------------
(STATE OR 0THER JURISDICTION OF                             (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

             62 CECIL STREET, #06-00 TPI BUILDING, SINGAPORE 049710
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (Zip Code)
    -------------------------------------------------------------------
    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE : (65) 6332 9287


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

Yes |_|           No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of March 1, 2012, the aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 1, 2012 at $0.02 per share was $3,523,306.94.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 199,990,043 as of March 1, 2012.

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

================================================================================

                                  Amaru, Inc.
                           Annual Report on Form 10-K
                  For the Fiscal Year Ended December 31, 2011




                                                    TABLE OF CONTENTS


                                                                                                                      Page
                                                                                                                    ----------
                                                         PART I
   Item 1          Business                                                                                             1
   Item 1A         Risk Factors                                                                                        12
   Item 1B         Unresolved Staff Comments                                                                           16
   Item 2          Properties                                                                                          16
   Item 3          Legal Proceedings                                                                                   17
   Item 4          [RESERVED]                                                                                          17


                                                         PART II

   Item 5          Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                    Purchases of Equity Securities                                                                     17
   Item 6          Selected Financial Data                                                                             19
   Item 7          Management's Discussion and Analysis of Financial Condition and Results of Operations               20
   Item 7A         Quantitative and Qualitative Disclosures About Market Risk                                          29
   Item 8          Financial Statements and Supplementary Data                                                         30
   Item 9          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                31
   Item 9A         Controls and Procedures                                                                             31
   Item 9B         Other Information                                                                                   32


                                                        PART III

   Item 10         Directors and Executive Officers and Corporate Governance                                           33
   Item 11         Executive Compensation                                                                              36
   Item 12         Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters                                                                                39
   Item 13         Certain Relationships and Related Transactions, and Director Independence                           40
   Item 14         Principal Accounting Fees and Services                                                              40


                                                         PART IV

   Item 15         Exhibits and Financial Statement Schedules                                                          40
                   Signatures                                                                                          41


PART I

ITEM 1:  DESCRIPTION OF BUSINESS

         BACKGROUND

         Amaru, Inc., (the "Company") is in the
         business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (Personal Digital Assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

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

         The Company believes that the suspension of the digit games is expected to be permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance. See Note 14.

         The key business focus of the Company is to establish itself as the provider and creator of a new generation of Entertainment-on-Demand and E-Commerce Channels on Broadband and 3G (Third Generation) devices.


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

         On May 17, 2010, the management of the Company concluded upon accepting the recommendation of its independent registered public accounting firm, Mendoza, Berger & Company, LLC, that the Company's audited financial statements for the fiscal year ended December 31, 2009 should no longer be relied upon. The Company amended its financial statements to provide that the asset of film library is fully impaired at December 31, 2009. Due to the material nature of the impairment of the Company's film library asset at and for the year ending December 31, 2009 and the fact that the film library failed to produce any of the budgeted revenue for the fiscal year, management has concluded that a full impairment of the film library was warranted and should have been recorded at December 31, 2009. The film library was impaired for the year ended 2009 in accordance with the requirements of impairment of long lived assets. The management of the Company believes that the film library as a long term asset still has an intrinsic value, to which it cannot presently quantify.

         BUSINESS OVERVIEW

         The Company, through its subsidiaries under the M2B and WOWtv brand names, is in the Broadband Media Entertainment business, and a provider of interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals and 3G (Third Generation) Devices globally.

         The Company has launched multiple Broadband TV websites with Entertainment, with multiple content channels designed to cater to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, music, fashion, lifestyle and more. The Company markets its products globally through its "M2B" and "WOWtv" brand names. Through these brands, the Company offers access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other media, including rights for merchandising, product branding, promotion and publicity.

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

                                       2

         The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available via www.amaruinc.com and www.wowtv.com.

         BUSINESS STRATEGY

         Our business strategy is to become a diversified media, e-commerce and e-lifestyle company. We adopt the latest broadband, e-commerce and communications technology and leverage on our international content and programming expertise. This is how we deliver online entertainment, lifestyle products and services to our customers.

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

         COMPETITIVE STRENGTHS

         The Company's competitive strengths are:

     o   CONTENT LIBRARY

         The Company owns a library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries, thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G, 4G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers. Upon the Company's most recently completed impairment evaluation (fourth quarter of fiscal year 2009), however, the film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.


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

         The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to add value to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead. No such revenues were received yet in fiscal year ended December 31, 2011.

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

         The Company plans to negotiate special rates and benefits to obtain access to a superior online inventory for the customers. The increasing scale of the business should enable the Company to negotiate on more favorable terms. Through research with visitors and customers, the Company is developing new programs and features (including personalization and loyalty incentives) that would turn visitors into customers and maintain loyalty.


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

                  The Company intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This strategy should enable us to provide our products to customers on a cost competitive basis.

         BUSINESS SEGMENTS

         Our principal operations are carried out through the following segments of our business:

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

                  o PCs (Digital Subscriber Line (DSL) Technology) and mobile internet devices

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

         ONGOING DEVELOPMENTS

         Moving on from 2011's initiatives, the Company's target markets are all Telcos, TV Channels, and ISPs:

A. Selling Contents to local and regional Telcos. The Company has contracts with Singtel and Starhub in Singapore. It is currently in discussion with regional Telcos in Malaysia, Indonesia, India, Vietnam, Middle East and China for Content cooperation.

B. Contents sales to TV Stations - Singapore Starhub TV Channel and Malaysia, Cambodia and Myanmar. The Company is working on developing content sales in the above countries, however, no sales have been made so far.

C. Bulk Sales of Contents to ISPs in South East Asia. The Company is working on the above referenced bulk sales in South East Asia, however, no sales materialized so far.

D. Value-added Services and Mobile TV for the telecom operators. The Company has partnered with Value-added Services operators to work together in Asia Pacific region.

         Specific Country Focus

A.       China

         The Company is currently the only foreign listed Content Company for China Mobile (with 600 million subscribers). The Content censorship and approval process will take to the middle of 2012 in order to start providing contents to China.

B.       Vietnam

         The Company is working closely with Nokia to roll out WOWtv applications on Nokia smartphones. The Company is working with other Telecom operators and broadcasters for providing contents and over-the-top content solutions for the local market.

C.       Myanmar

         The Company has worked on the ground to sell bulk contents to Myanmar TV Channels, however, no sales has been made yet.

D.       India/Sri Lanka/Maldives

         As the Company sees the huge market in India, it is exploring integrating the Company's online contents for the Indian market.

         The Company is planning to enter into the Indian, Sri Lankan and Maldives Media market in the 2nd Quarter of 2012.

         The Company is working with local partners for bundling the local contents with WOWtv's over-the-top content solutions

         The Company is working towards partnering with Bigflix, one of the largest online - offline movie rental services in India for mutual cooperation in the local and international market.

E.       Singapore

         The Company is working closely with M1, a local Telecom operator for providing contents including education for their Mobile TV and Value-added Services.

         The Company is partnering with an education contents company on video-based learning program for children.

         The Company is partnering with TATA Communications, an Indian based communications service provider as a technology partner for cloud and data center storage solutions.

Other Media Co-operation for our Online Platform

The Company has kept its Contents relevant and at zero-cost, by securing choice Contents like i-Concerts (Geneva), Auto TV(Asia), and Mr. Paparazzi (UK) without any minimum guarantee. During the fiscal year 2011, the Company has also explored content collaboration with Singapore Mediacorp and China TV stations. The online Content business.

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

4. Partnership arrangements with Qtrax and its toolbar partners to offer WOWtv.com as part of the toolbar offerings to users in Europe. For every successive download of the toolbar, users will be provided with Qtrax and WOWtv online music and video service.

Other business developments.

- Connected TV

The Company intends to introduce WOWtv education onto Connected TV for Panasonic VIERA Cast TVs.

The Company intends to introduce WOWtv education onto Connected TV for Samsung Smart TVs.

The Company is working with other Connected TV companies for WOWtv applications on their TV sets.

- Satellite Teleport

Partnering with a Teleport facility in Japan which will provide uplink to 5 major Satellite and downlink services to 20 major Satellite. M2B will act as partner to this operator from Japan and initiate the business of providing such services to its current and future clients in the broadcast, cable and content business

- Over-the-top content Services

The Company is exploring Over-the-top content Services for ethnic groups in the local markets in Singapore, Indonesia, Malaysia, and Sri Lanka

The Company is edging into technology partnerships so as to make WOWtv applicable across all media platforms. It is in discussion with Shanghai Media Group to utilize and incorporate WOWtv platform with their technology.

- Advertisement Bulk Sales

The Company is pursuing bulk sales of Contents through Dentsu Beijing, and OMD Shanghai.

         There can be no assurance that the above plans will materialize as planned and stated above.

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

         COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

         The Company has not incurred, and does not expect to incur, material expenditures or obligations related to environmental compliance issues.

         EMPLOYEES

         The Company had 14 employees as of December 31, 2011, of which 13 are full time and 1 is a part-time employee. All of the 14 employees are based in Singapore.

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

We generated a net loss of $1,511,889 and $2,146,613 before taxes for the year ended December 31, 2011 and 2010, respectively. We may be unable to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $1,511,889 for the year ended December 31, 2011 compared to a consolidated net loss before taxes of $2,146,613 during 2010. We realized a negative cash flow from operating activities of $1,056,330 during 2011 compared to $1,389,494 in 2010. At December 31, 2011, we had an accumulated deficit of $40,757,707 and a working capital deficiency of $2,445,659 compared to an accumulated deficit of $39,425,386 and a working capital deficiency of $2,308,861 at December 31, 2010. At December 31, 2011, we had a stockholders' deficit of $578,709 compared to a stockholders' equity of $141,597 at December 31, 2010. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.


ITEM 1B:  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.


ITEM 2:  PROPERTIES

         The headquarters for operations and management is located in Singapore in an office space of about 3,928 square feet. We entered into a three year operating lease paying a monthly rent of $9,230 (S$12,000). The headquarters is currently located at 62 Cecil Street, TPI Building, #06-00.

         The Company's office in West Hollywood, California, was closed and the lease for the office space was not renewed on August 21, 2011 as a part of the Company's cost reduction measures. From January 1, 2011 until August 21, 2011, the office space in the U.S. was leased on a monthly basis and the rent was $10,530 per month.

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

On August 23, 2011, the Plantiffs (Auston) had filed a Notice of Discontinuance to finally dismiss and discontinue the legal proceedings and M2B World Pte. Ltd has also filed a Notice of Discontinuance for final dismiss and discontinuance of the counterclaim against the Plaintiffs.


ITEM 4:  [RESERVED]

                                     PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         PUBLIC MARKET

         Our common stock trades on the Financial Industry Regulatory Authority ("FINRA") over-the-counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 1, 2012, there were 398 holders of our common stock.

         The price of the Company's stock as of March 1, 2012 was $0.02.

         The Company's high and low closing bid and close information for the fiscal years ended December 31, 2011 and 2010 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

                                                                   Open              High              Low          Close/Last*
                                                              ---------------------------------------------------------------------
         Year Ended  December 31, 2011
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.02          $   0.02              $ 0.02            $  0.02
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.015         $   0.015             $ 0.015           $  0.015
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.011         $   0.011             $ 0.011           $  0.011
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.015         $   0.015             $ 0.015           $  0.015
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------


         Year Ended  December 31, 2010
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              First Quarter                                      $ 0.08          $   --                $ --              $ 0.08
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Second Quarter                                     $ 0.09          $   0.09              $ 0.09            $ 0.09
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Third Quarter                                      $ 0.085         $   --                $ --              $ 0.085
         ---------------------------------------------------- ---------------- ----------------- ---------------- -----------------
              Fourth Quarter                                     $ 0.032         $   --                $ --              $ 0.032
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

         RECENT SALE OF UNREGISTERED SECURITIES

         From July 26, 2011 to December 8, 2011, the Company issued a total of 4,565,155 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.15 per share for a total amount of $684,773.25, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

         The total amount of funds raised through the private placement of shares of Preferred Stock for the year ended December 31, 2011 was $684,773.25. The proceeds of the private placement were used for working capital.

         The shares of the Company's preferred stock in above private placements were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained from the investors.

         On January 21,2011, the Company issued a total of 1,012,731 shares of common stock through its private placement of shares of common stock at a purchase price of $0.027 per share for a total amount of $27,343.74, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         On January 31, 2011, the Company issued a total of 2,840,909 shares of common stock through its private placement of shares of common stock at a purchase price of $0.022 per share for a total amount of $62,500.00, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933.

         From February 17, 2011 to April 25, 2011, the Company issued a total of 11,137,008 shares of its common stock through its private placement of shares of common stock at a purchase price of $0.02 per share for a total amount of $222,740.16, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933.

         The total amount of funds raised through the private placements of shares of common stock for the year ended December 31, 2011 was $312,583.90. The total proceeds were used for working capital.

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

         EQUITY COMPENSATION PLAN

         The Company's 2004 Equity Compensation Plan has 2,921,260 million shares remaining as of December 31, 2011. In 2007 and 2008, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the 2004 Equity Compensation Plan. There are no outstanding options under the 2004 Equity Compensation Plan.


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

         No cash dividends were declared in any of the years shown below:


                                                    Years Ended December 31,
                                                 ------------------------------
                                                       2011           2010
                                                 ------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                                   $         4,462    $      48,382

Cost of Services                                       121,555          248,573

Gross Profit (Loss)                                   (117,093)        (200,191)

Operating income (loss)                             (1,371,999)      (1,504,063)

Net Income (loss)                                   (1,511,889)      (2,146,613)

Basic and diluted income (loss) per share               (0.008)          (0.013)

Shares used in computing basic and
  diluted income/loss per common share             194,151,682       171,361,807


BALANCE SHEET DATA:

Working Capital (Deficit)                           (2,445,659)      (2,308,861)

Total Assets                                         2,866,331        3,332,345

Long-term obligations                                  15,960            24,765

Stock holders' (Deficit) Equity                      (578,709)         (141,597)

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

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company has not renewed its office lease in West Hollywood in August, 2011, and currently does not maintain an office space in the U.S.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc., which provided to M2B World, Inc. access the library of programs of Indie Vision Films, Inc. The Company entered into an agreement on December 22, 2009 with Indie Vision Films, Inc. to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership in lieu of library rights that the Company could exploit commercially for international use.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and will mature in June 2010. The note was obtained from a company in which a board of directors is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. Subsequent to December 31, 2011, M2B World Asia Pacific Pte. Ltd. is negotiating to obtain further extension to June 29, 2012 on the convertible loan.

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

         The Company has adopted accounting pronouncements issued before December 31, 2011, that are applicable to the Company.

         RESULTS OF OPERATIONS

         For the fiscal year ended December 31, 2011 compared with the fiscal year ended December 31, 2010.

         FINANCIAL STATEMENT

         - Revenue for the year ended December 31, 2011 was $4,462 compared with $48,382 in 2010.

         - Loss from operations was $1,371,999 in 2011 compared with loss of $1,504,063 in 2010.

         - Net loss was $1,511,889 in 2011 compared with loss of $2,146,613 in 2010.

         - The Company's cash balance was $219,348 at December 31, 2011 compared with $221,183 at December 31 2010.

         Revenue

         The following table sets forth a year-over-year comparison of the key components of the Company's revenues :


                         YEAR ENDED DECEMBER 31            VARIANCE
                                                         2011 VS. 2010
                     2011              2010                  $             %
                     ----              ----            -----------      ------
ENTERTAINMENT        $    4,462       $  48,382        $   (43,920)       (91%)
DIGIT GAMES          $       --       $     --         $        --         --%
OTHER                $       --       $     --         $        --         --%
TOTAL REVENUES       $    4,462       $  48,382        $   (43,920)       (91%)



Entertainment revenue for the year ended December 31, 2011 at $4,462 was lower than entertainment revenue of $48,382 for year ended December 31, 2010 by $43,920 (91%). It was mainly due to the decrease in advertising revenue from new customers during 2011.


         COST OF SERVICES


         The following table sets forth a year-over-year comparison of the Company's cost of services :

                              YEAR ENDED DECEMBER 31              VARIANCE
                                                               2011 VS. 2010
                   2011              2010                    $            %
                   ----              ----                 ---------      -----
COST OF SERVICES   $121,555       $248,573                $(127,018)      (51%)


Cost of services for the years ended December 31, 2011 was $121,555 which decreased by $127,018 (51%) from $248,573 for the year ended December 31, 2010. It was mainly due to decrease in cost spending on bandwidth costs by $57,663 (93%) from $62,107 for the year ended December 31, 2010 to $4,444 for the year ended December 31, 2011.

         DISTRIBUTION EXPENSES

         The following table sets forth a year-over-year comparison of the Company's distribution expenses :


                   YEAR ENDED DECEMBER 31                     VARIANCE
                                                            2011 VS. 2010
                    2011             2010              $                  %
                    ----             ----          ---------          --------
TOTAL              $78,592         $40,450          $38,142              94%
DISTRIBUTION
EXPENSES

         Distribution expenses for the year ended December 31, 2011 at $78,592 were higher by $38,142 (94%) as compared to the amount of $40,450 Incurred for the year ended December 31, 2010.

         The higher distribution expenses were attributed to increase spending on advertising, entertainment and traveling expenses for potential business contract from oversea customers during year ended December 31, 2011.

BAD DEBTS WRITTEN OFF

         The following table sets forth a year-over-year comparison of the Company's bad debts written off:



                   YEAR ENDED DECEMBER 31                      VARIANCE
                                                             2011 VS. 2010
                   2011              2010                $                %
                   ----              ----          ------------       --------
BAD DEBTS
WRITTEN OFF       $80,337            $--             $ 80,337         100%



         The bad debts written off in 2011 were primarily attributed to the write off of the long outstanding balance of $80,337 from previous accounts receivable and other debtors.


         GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth a year-over-year comparison of the Company's general and administrative expenses:


                      YEAR ENDED DECEMBER 31                    VARIANCE
                                                              2011 VS. 2010
                      2011              2010                 $             %
                      ----              ----             ---------      -------
TOTAL GENERAL AND     $1,095,977       $1,263,422        $(167,445)     (13%)
ADMINISTRATIVE
EXPENSES


         ADMINISTRATION EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2011 AT $1,095,977 WERE LOWER BY $167,445 (13%) AS COMPARED TO THE AMOUNT OF $1,263,143 INCURRED FOR THE YEAR ENDED DECEMBER 31, 2010.

         THE DECREASE IN ADMINISTRATIVE EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2011 WAS ATTRIBUTED MAINLY TO THE DECREASE IN:

         o DEPRECIATION AND AMORTIZATION. EQUIPMENT DEPRECIATION AND LICENSE AMORTIZATION HAD DECREASED BY $106,946 (35%), FROM $307,664 FOR THE YEAR ENDED DECEMBER 31,2010 TO $200,718 FOR THE YEAR ENDED DECEMBER 31,2011. THE DECREASE WAS MAINLY DUE TO MOST OF THE INTANGIBLE ASSETS AND EQUIPMENT BEING FULLY AMORTIZED AND IMPAIRED DURING END OF DECEMBER 31, 2010.

         o        INSURANCE. COSTS HAD DECREASED BY $39,537 (92%),
                  FROM $43,119 FOR THE YEAR ENDED DECEMBER 31, 2010 TO $3,582 FOR THE YEAR ENDED DECEMBER 31, 2011. THE DECREASE WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE OPERATING COSTS

         (LOSS) INCOME FROM OPERATIONS

         The following table sets forth a year-over-year comparison of the Company's income from operations:

                                                    Year Ended December 31
                                                 2011                  2010
                                                 ----                  ----
         (LOSS) INCOME FROM OPERATIONS        $(1,371,999)       $(1,504,063)

         THE COMPANY INCURRED A LOSS FROM OPERATIONS OF $1,371,999 FOR THE YEAR ENDED DECEMBER 31, 2011 AS COMPARED TO THE LOSS FROM OPERATIONS OF $1,504,063 FOR THE YEAR ENDED DECEMBER 31, 2010. THE DECREASE
         WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE OPERATING COSTS

         NET INCOME (LOSS)

         The following table sets forth a year-over-year comparison of the Company's net income (loss):

                                                    Year Ended December 31
                                                 2011                  2010
                                                 ----                  ----
         Net income (Loss)                   $(1,511,889)         $(2,146,613)


         NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2011, WAS $1,511,889 WHICH DECREASED BY $634,724 (30%) FROM NET LOSS OF $2,146,613 FOR THE YEAR ENDED DECEMBER 31, 2010.

         The significant decrease in net loss for the year ended December 31 2011 was mainly attributed to there was a impairment loss of $875,673 provided on investment available for the year ended December 31, 2010.

         LIQUIDITY AND CAPITAL RESOURCES

         The Company had cash of $219,348 at December 31, 2011 as compared to cash of $221,183 at December 31, 2010.

         The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

         During the year ended December 31, 2011, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

         In summary of the sources and use of cash, the Company had raised $1,074,777 through equity financings in fiscal year 2011. The cash generated from financing activities totaling $1,056,984 was used to cover the Company's operations and to reduce the Company's accounts payable and accrued expenses levels by $11,109 for fiscal year 2011.

         There was net cash used in operating activities of $1,056,330 and $1,389,494, for each of the two years in 2011 and 2010, respectively. The decrease of $333,164 for net cash used in operating activities in 2011 as compared to 2010 was mainly due to reduction of payments to the Company's suppliers.


         There was net cash used in investing activities of $2,489 and $13,567 for each of the two years in 2011 and 2010, respectively. The decrease of $11,131 for net cash used in investing activities in 2011 as compared to 2010 was mainly due to no acquisition of equipment and intangible assets.

         There was net cash provided by financing activities of $1,056,984 and $1,267,857 for each of the two years in 2011 and 2010, respectively. The decrease of $210,836 for net cash provided by financing activities in 2011 as compared to 2010 was mainly due to a lower sum of financing raised through related parties.

         The Company's intention in fiscal year 2012 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $63,745.20 for 2012, and is expected to raise more new funding during the year. This new funding coupled with its cash as at December 31, 2011 should be able to cover operating expenses for the fiscal year 2012, and the Company believes that it should be able to raise additional funding for the next fiscal year.

         The Company has relinquished its old trade obligations and reduced the overall fixed overhead cost. On the operational side, where possible, IT work has been out-sourced to other countries with lower labor cost. In addition to the Company's content of I-Concerts, Mr. Paparazzi, Auto TV gained in 2010,the Company is seeking to acquire new Contents from Holland, Mid-East,Australia, Korea, Japan and China. Currently, the Company is finalizing a cooperation agreement with m1905, a fully owned subsidiary of CCTV6. The Company's goal is to keep contents current at 'zero-cost' acquisition, with revenue share model where possible. During the industry downturn, the Company has continued to push its key selling points of legal contents across various countries, It is rewarded by the newly enforced Intellectual Property Rights in China and globally. This puts the Company's content library in a favourable position in negotiating for new business ventures. The Company believes that being based in Singapore, at the crossroads of communication and commerce, it is ideally placed to develop the media industry. The Company's fully legal contents and various country rights, enables it to take advantage of the Internet and Mobile 3G/4G roll out regionally and globally. The Company has a self sufficient, complete and compact operation, cross-platforms abilities, and new product developments, and is nimble enough to adapt to the new media to realize revenue for the highly connected mobile marketplace. We expect that the broadband business segment would be able to generate sufficient cash to cover its operations in fiscal year 2012, however, no assurances can be made that such expectations will materialize. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

         NEW CONTRACTS

         On October 14, 2011, the Company , through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Apalya Technologies Pvt. Ltd. ("Apalya"), is one of India's leading content aggregation, provisioning and distribution platform in the Mobile Video Delivery space. Pursuant to the terms of the Agreement, Apalya shall launch M2B's content and services on mobile platforms of telecommunication companies and mobile service providers in the territories of Indonesia, India and Sri Lanka. M2B and Apalya shall share net of total revenue collected in the ratio of 60%("M2B"):40%(" Apalya ")for B2B deployments and 40%("M2B"):60%("Apalya") for B2C deployments respectively on the basis of the viewership of such contents.

         On October 25, 2011, the Company , through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with VASC Software and Media ("VASC"), is one of Vietnam's leading content aggregation, provisioning and distribution platform in the Mobile Video Delivery space. Pursuant to the terms of the Agreement, VASC shall launch M2B's content and services on mobile platforms of telecommunication companies and mobile service providers in the territory of Vietnam. M2B and VASC shall share 50% of the net revenue collected with VASC.

         On November 5, 2011, the Company, through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Key Asylum Corporation, ("Egg Up"). Egg Up has a unique technology that protects uploaded films from piracy enabling them to provide a safe platform for film distributors to use in order to market, sell, and rent their films. Both parties agreed to look into areas to tap onto Egg Up existing infrastructure and technology and M2B's vast content library across all genres with distribution rights across all platforms including online, mobile and Over-the-top content services. M2B and Egg Up shall share 50% of the gross revenue collected with such partnership.

         On December 7, 2011, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed a strategic cooperation agreement with LTDnetwork Incorporated who owns the brand name and music site called QTRAX. QTRAX is the world's first free and legal peer-to-peer music service. Both parties agreed to look into areas to promote each other's site to increase internet traffic and to exploit each other's contents.

         On February 2, 2012, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Samsung Asia Pte. Ltd. ("Samsung"), one of the world's leading electronics producers. Pursuant to the terms of the Agreement, Samsung shall launch M2B's content and services on SmartTV devices and Android Mobile Devices, including Tablets. The Samsung devices shall be launched in the following manner, namely Singapore,Indonesia, Malaysia, Thailand, Vietnam, Philippines, Taiwan ROC, Pacific Islands, Australia, New Zealand, Rest of Indochina and Rest of the World. M2B and Samsung shall share net of total revenue collected in the ratio of 85%("M2B"):15%("Samsung").

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $2,427,482 and $2,460,291 in marketable securities as of December 31, 2011 and 2010 respectively.

     The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $219,348 and $221,183 at December 31, 2011 and 2010, respectively.

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

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Financial Statements and Notes thereto commencing on Page F-1.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS                           PAGE
                   ------------------------------------------                           ----

Report of Independent Registered Public Accounting Firm ...............................  F-1

Consolidated Balance Sheets ...........................................................  F-2

Consolidated Statements of Income .....................................................  F-3

Consolidated Statements of Stockholders' Deficit and
   Comprehensive Income........................................................... F-4 - F-7

Consolidated Statements of Cash Flows .................................................  F-8


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2011, Amaru, Inc., a Nevada corporation (the "Registrant" or the "Company"), received a notice from its independent registered public accounting firm, Mendoza Berger & Company, LLP ("Mendoza Berger") , that they had resigned due to a change in the firm's organization structure, effective as of that date.

a)       Resignation of Current Independent Registered Public Accounting Firm.

         i. On February 3, 2012, Mendoza Berger resigned as the Company's current independent registered public accounting firm.

         ii. The Company's Board of Directors accepted such resignation on February 6, 2012.

         iii. Mendoza Berger's audit reports on the financial statements of the Company for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company's ability to continue as a going concern.

         iv. Since July 21, 2008, the date the Company engaged Mendoza Berger as the Company's independent registered public accounting firm in connection with Mendoza Berger's audits of the Company's annual financial statements as of and for the fiscal years ended December 31, 2010, 2009 and 2008, respectively, and Mendoza Berger's reviews of the Company's quarterly interim unaudited financial information from September 30, 2008 through September 30, 2011 (last quarterly period under review by Mendoza Berger on Form 10-Q filed by the Company on November 14, 2011 prior to Mendoza Berger's resignation) through the date of resignation on February 3, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Mendoza Berger to make reference in connection with Mendoza Berger's opinion to the subject matter of the disagreement.

         v. In connection with the audited financial statements of the Company for the years ended December 31, 2010 and 2009 and quarterly interim unaudited financial information from March 31, 2010 through September 30, 2011 and through the date of Mendoza Berger's resignation on February 3, 2012, there have been no reportable events with the Company as set forth in
                  Item 304(a)(1)(v) of Regulation S-K.

         vi. The Company provided Mendoza Berger with a copy of this Current Report on Form 8-K and requested that Mendoza Berger furnished it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from Mendoza Berger, and a copy of such letter is filed as Exhibit 16.1 to this Current Report on Form 8-K

(b) Engagement of New Independent Registered Public Accounting Firm. On February 8, 2012, the Company retained Wilson Morgan LLP as the Company's new independent registered public accounting firm. This engagement was approved by the Board of Directors. During the years ended December 31, 2010 and 2009 and any subsequent interim period through the date hereof, the Registrant has not consulted with Wilson Morgan LLP regarding the application of accounting principles related to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.


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

At the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed on March 29, 2012, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2011, based on these criteria. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements. Management is also aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

    MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to December 31, 2011, implemented the following procedures to address the material weakness noted above, including the following:

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

ITEM 9B:  OTHER INFORMATION

  None.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Our directors, executive officers and key employees as of March 21, 2012 were as follows:

     Name                 Age     Position
     --------           -------   -----------
     Sakae Torisawa        65     Chairman of the Board of Directors


     Chua Leong Hin        53     Chief Executive Officer, President,
                                  Interim Acting Chief Financial
                                  Officer and Director

     Percy Chua Soo Lian   52     Director


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

     Mr. Percy Chua Soo Lian has no beneficial ownership of the Company's or any of its subsidiaries' shareholdings.

     The following directors and executive officers have resigned from the Company as of the effective date set forth below:


    Name                 Age        Position            Resignation Date
   ------------------ --------     ----------      ------------------------
   Zee Moey Ngiam        56        Director             December 30, 2011



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

         The members of the Audit Committee were Ngiam Zee Moey and Colin Binny who resigned on April 02, 2010. Mr. Ngiam Zee Moey resigned on December 31, 2011, and has not been replaced yet.

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

         The members of the Nominating and Corporate Governance Committee in fiscal year 2011 were Sakae Torisawa and Ngiam Zee Moey, who resigned in December of 2011, and has not been replaced yet.

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

         o        overseeing and administering our equity incentive plans; and

         o        preparing the annual executive compensation report

         The members of the Compensation Committee in fiscal year 2011 were Sakae Torisawa and Ngiam Zee Moey, who resigned in December, 2011 and has not been replaced yet.



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

     Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2011 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2011, all Section 16(a) filing requirements applicable to our reporting persons were met.

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


     Name and Principal            Year   Salary    Bonus    Stock    Options    Non-Equity      Change in      All Other    Total
      Position                     ($)      ($)      ($)     Awards    Awards    Incentive        Pension      Compensation    ($)
                                                               ($)      ($)         Plan         Value and          ($)
                                                                                Compensation  Non-qualitative
                                                                                     ($)         Deferred
                                                                                                Compensation
                                                                                                  Earnings
                                                                                                     ($)
   --------------------------------------------------------------------------------------------------------------------------------
   Chua Leong Hin, CEO and CFO     2011      --      --       --         --          --              --             --           --

   Colin Binny, former             2010      --      --       --         --          --              --             --           --
   CEO and CFO                     2009      --      --       --         --          --              --             --           --
                                   2008      --      --       --         --          --              --             --           --

     (1)  Bonus awarded based on performance.

     (2) No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2008, December 31, 2009 and December 2010.

     As of December 31 2011, 2,921,260 million shares of common stock remain unused in the Company's 2004 Equity Compensation Plan.

         Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2011.

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
                      Securities    Securities    Plan       Price     Date         Shares of      Plan      Plan
                      Underlying    Underlying    Awards:    ($)                    or     Shares  Awards:   Awards:
                      Unexercised   Unexercised   Number                            Units  or      Number    Market
                      Options       Options       of                                of     Units   of        or
                      (#)           (#)           Securities                        Stock  of      Unearned  Payout
                      Exercisable   Unexercisable Underlying                        That   Stock   Shares,   Value
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

         EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth equity compensation plan information as of December 31, 2011:

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

CASH COMPENSATION

Our non-employee / non-executive director is eligible to receive a fee to be paid for attending each Board meeting; however, no fees were paid in 2011 other than those disclosed in the Director Compensation table.

TRAVEL EXPENSES

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

DIRECTOR COMPENSATION

The following table shows the overall compensation earned for the 2011 fiscal year with respect to each non-employee and non-executive director as of December 31, 2011.

                                                                  DIRECTOR COMPENSATION
                              ------------------------------------------------------------------------------------------
                              FEES
                              EARNED                           NON-EQUITY      NONQUALIFIED
NAME AND                      OR PAID              OPTION      INCENTIVE PLAN  DEFERRED        ALL OTHER
PRINCIPAL                     IN CASH  STOCK       AWARDS      COMPENSATION    COMPENSATION    COMPENSATION ($)
POSITION                      ($)      AWARDS ($)  (1)         ($)(2)          EARNINGS($)     (3)              TOTAL ($)
---------------------------   -------  ----------  ----------  -------------   -------------   ---------------- ---------

 Sakae Torisawa               Director         --       --          --                --               --              --

 Zee Moe Ngiam                Director         --       --          --                --               --              --

 Chua Leong Hin               Director         --       --          --                --               --              --

 Percy Chua Soo Lian          Director         --       --          --                --           28,738.28           --


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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         GENERAL

         As of March 1, 2011, a total of 199,990,043 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

         o        Each of our directors

         o        Each of our named executive officers

         o        All of our directors and executive officers as a group; and

         o Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table


               Name and Address                   Amount and Nature of Beneficial      Percent of Class of
               of Beneficial Owner                   Ownership of Common Stock             Common Stock
               --------------------------        --------------------------------      ----------------------
               Colin St.Gerard Binny
               former CEO, CFO and Director                22,111,888 (1) & (2)              12.96%
               62 Cecil Street #06-00                        (Indirect)
               TPI Building
               Singapore 049710

               Sakae Torisawa, Chairman                      1,712,808                        1.00%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Zee Moey Ngiam, Former Director                     0                             0%
               62 Cecil Street #06-00                        (Direct)
               TPI Building
               Singapore 049710

               Chua Leong Hin, CEO, CFO and Director               0
               62 Cecil Street #06-00                        (Direct) (3)                        0%
               TPI Building
               Singapore 049710

               Percy Chua Soo Lian, Director                       0
               62 Cecil Street #06-00                        (Direct)                            0%
               TPI Building
               Singapore 049710


               All Directors and Officers                   23,824,696                       13.96%
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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

         See Note 2.15 and Note 11 to the Financial Statements of the Company.


ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

                  AUDIT FEES

                           The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2011 and December 31, 2010.

                                                 2011               2010
                                             -------------    --------------
                   Audit fees (1)            $     149,314    $      162,777
                                                        --                --
                                             -------------    --------------
                   Total                     $     149,314    $      162,777
                                             =============    ==============

                  (1) Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2011 and 2010 by Nexia Court
                           & Co.,Nexia Tan & Sitoh, Horwath First Trust, Kelvin
                           Wong & Co and Mendoza, Berger & Co. LLP.


                  FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

                  For the fiscal years ended December 31, 2011 and 2010, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

                  ALL OTHER FEES

                  For the fiscal years ended December 31, 2011 and 2010, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:


           Exhibit Number   Description
           ---------------- -----------------------------------------------------------------
           2.1              Agreement and Plan of Reorganization with M2B World Pte. Ltd..**
           3.1              Articles of Incorporation*
           3.2              Amendment to the Articles of Incorporation***
           3.3              Bylaws*
           4.1              Form of Subscription Agreement executed by investors in the
                            Private Placement*
           10.1             Sale and Purchase Agreement dated January 15, 2007.**
           14.1             Code of Ethics of the Company*
           14.2             Code of Ethics of Senior Officers of the Company*
           21               Company's Subsidiaries should be ex. 21.1
           23.1             Consent of MendozaBerger & Company.
           31.1             Certification of Chief Executive Officer Pursuant to Section 302 of the
                            Sarbanes-Oxley Act
           31.2             Certification of Chief Financial Officer Pursuant to Section 302 of the
                            Sarbanes-Oxley Act
           32.1             Certification of Chief Executive Officer Pursuant to Section 906 of the
                            Sarbanes-Oxley Act
           32.2             Certification of Chief Financial Officer Pursuant to Section 906 of the
                            Sarbanes-Oxley Act



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


                               Amaru, Inc.



                               BY:   /s/ Leong Hin Chua
                                     -------------------
                                     Leong Hin Chua, President and CEO
                              Date:  March 29, 2012


Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: March 29, 2012
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)


/s/ Sakae Torisawa      Director and Chairman of the                Date: March 29, 2012
----------------------  Board of Directors
Sakae Torisawa


/s/ Percy Chua Soo Lian Director                                    Date: March 29, 2012
-----------------------
Percy Chua Soo Lian

                                   AMARU, INC.


                       FINANCIAL STATEMENTS AND SCHEDULES


                           DECEMBER 31, 2011 AND 2010

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

Consolidated Statements of Cash Flows                                    F-8

Notes to Consolidated Financial Statements                            F-9 - F-28

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Amaru, Inc.

We have audited the accompanying consolidated balance sheet of Amaru, Inc. (the "Company") and subsidiaries as of December 31, 2011 and the related consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Amaru, Inc. and subsidiaries as of December 31, 2010 were audited by other auditors whose report thereon dated April 15, 2011, expressed a going concern opinion on those financial statements.


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements are presented assuming the Company will continue as a going concern. As more fully described in Note 2.2 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling $40,678,196 at December 31, 2011. This condition and the Company's lack of significant revenue, raise substantial doubt about its ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2.2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

Wilson Morgan, LLP


/s/ Wilson Morgan, LLP

Irvine, California
March 28, 2012



                                    AMARU, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  AS OF DECEMBER 31, 2011 AND 2010

                                                             DECEMBER 31,       DECEMBER 31,
                                                                 2011              2010
                                                             ------------       ------------

ASSETS
CURRENT ASSETS
CASH AND CASH EQUIVALENTS                                    $    219,348       $    221,183
ACCOUNTS RECEIVABLE, NET OF ALLOWANCE OF
  $261,532 AND $262,214 AT DECEMBER 31,
  2011 AND 2010 RESPECTIVELY                                       12,885             12,295
EQUITY SECURITIES HELD FOR TRADING                                584,406            617,215
OTHER CURRENT ASSETS                                              166,782            289,623
                                                             ------------       ------------
        TOTAL CURRENT ASSETS                                      983,421          1,140,316
NON-CURRENT ASSETS
PROPERTY AND EQUIPMENT, NET                                        39,797            348,916
ASSOCIATE                                                              37                 37
INVESTMENTS - NET                                               1,843,076          1,843,076
                                                             ------------       ------------
        TOTAL NON-CURRENT ASSETS                                1,882,910          2,192,029
                                                             ------------       ------------
TOTAL ASSETS                                                 $  2,866,331       $  3,332,345
                                                             ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        $    816,641       $    827,750
ADVANCES FROM RELATED PARTIES                                     100,465            102,682
CAPITAL LEASE PAYABLE - SHORT TERM                                 11,974             18,745
CONVERTIBLE TERM LOAN                                           2,500,000          2,500,000
                                                             ------------       ------------
        TOTAL CURRENT LIABILITIES                               3,429,080          3,449,177

NON-CURRENT LIABILITIES
CAPITAL LEASE PAYABLE - LONG TERM                                  15,960             24,765
                                                             ------------       ------------
        TOTAL NON-CURRENT LIABILITIES                              15,960             24,765
                                                             ------------       ------------
Total liabilities                                               3,445,040          3,473,942

Commitments                                                            --                 --

Stockholders' equity
Preferred stock (par value $0.001) 25,000,000 shares
        authorized; 5,081,951 & 0 shares issued and
        outstanding at December 31, 2011 and 2010,
        respectively                                               5,082                 --
Common stock (par value $0.001) 400,000,000 shares
        authorized; 194,656,710 and 179,666,062 shares
        issued and outstanding at December 31, 2011 and
        2010, respectively                                        194,657            179,666
Additional paid-in capital                                     42,565,234         41,510,530
Accumulated Deficit                                           (40,757,707)       (39,425,386)
Accumulated other comprehensive income                            968,406            968,406
                                                             ------------        ------------
Total Amaru Inc.'s Stockholders' deficit                        2,975,672          3,233,216

Noncontrolling interest                                        (3,554,381)        (3,374,813)
                                                             ------------       ------------
        Total stockholders' (deficit) equity                     (578,709)          (141,597)
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $  2,866,331       $  3,332,345
                                                             ============       ============

                     See accompanying notes to consolidated financial statements





                          AMARU, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010


                                                   DECEMBER 31,     DECEMBER 31,
                                                       2011             2010
                                                   -------------    -------------
Revenue:
    Entertainment                                  $       4,462    $      48,382
                                                   -------------    -------------
Total revenue                                              4,462           48,382
Cost of services                                        (121,555)        (248,573)
                                                   -------------    -------------
Gross profit (loss)                                     (117,093)        (200,191)

Distribution costs                                       (78,592)         (40,450)
Bad debts written off                                    (80,337)               --
Administrative expenses                               (1,095,977)      (1,263,422)
Inventories written off                                       --               --
Impairment loss on intangible asset                           --               --
Impairment loss on film library                               --               --
                                                   -------------    -------------
    Total expenses                                    (1,254,906)     (1,303,872)
                                                   -------------    -------------
Income (loss) from operations                         (1,371,999)     (1,504,063)

Other income (expense):
    Interest expenses                                     (2,609)         (69,534)
    Interest income                                          104               46
    Impairment loss on investment                             --         (875,673)
    Equipment written off                               (110,890)              --
    Net change in fair value of equities held
       for trading                                       (32,809)         290,235
    Other                                                  6,314           12,376
                                                   -------------    -------------
Income (loss) before income taxes                     (1,511,889)      (2,146,613)
(Provision) benefit for income taxes                          --               --
                                                   -------------    -------------
Net Income (loss) including
    noncontrolling interest                        $  (1,511,889)   $  (2,146,613)
                                                   =============    =============

Attributable to:
    Equity holders of Amaru, Inc.                  $  (1,332,321)   $  (1,989,380)
    Noncontrolling interests                            (179,568)        (157,233)
                                                   -------------    -------------

Net loss per share attributable to
    Amaru, Inc. - - basic and diluted              $     (0.008)   $      (0.013)
                                                   =============    =============

Weighted average number of common shares
    outstanding - - basic and diluted                194,151,682     171,361,807
                                                   =============    =============


           See accompanying notes to consolidated financial statements




                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010



                              PREFERRED STOCK                 COMMON STOCK
                        ---------------------------   ------------------------------
                           NUMBER          PAR           NUMBER            PAR
                             OF           VALUE           OF              VALUE       ADDITIONAL PAID-     ACCUMULATED
                           SHARES        ($0.001)        SHARES          ($0.001)        IN CAPITAL          DEFICIT
                        ------------   ------------   -------------    -------------    -------------    -------------
Balance at
    December 31, 2009            --              --     165,856,168    $    165,856    $ 40,354,672      $(37,436,006)

Subscribed common
    stock issued                 --              --      13,809,894          13,810       1,155,858               --

Net loss                         --              --              --              --              --        (1,989,380)

Comprehensive
    loss                         --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------      ------------
Balance at
    December 31, 2010            --              --     179,666,062    $    179,666    $ 41,510,530      $(39,425,386)
                       ============    ============    ============    ============    ============       ============

                                                                                                                      (CONTINUED)







                             ACCUMULATED OTHER
                           COMPREHENSIVE INCOME
                        ---------------------------
                          CURRENCY                                         TOTAL
                        TRANSLATION     FAIR VALUE       MINORITY      SHAREHOLDERS'
                          RESERVE        RESERVE         INTEREST         EQUITY
                        ------------   ------------    ------------    ------------
Balance at
    December 31, 2009  $     12,927     $    955,479     $ (3,217,580)      $  835,348


Subscribed common
  Stock issued                    --               --               --       1,169,668


Net loss                          --               --        (157,233)      (2,146,613)
                                                                           ------------
Comprehensive
    loss                          --               --               --      (2,146,613)
                        ------------     ------------     ------------     ------------
Balance at
   December 31, 2010   $     12,927     $    955,479     $ (3,374,813)     $   (141,597)
                       ============     ============     ============      ============



           See accompanying notes to consolidated financial statements








                                                  AMARU, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
                                          FOR THE YEAR ENDED DECEMBER 31, 2011 and 2010


                              PREFERRED STOCK               COMMON STOCK
                        -------------------------   ---------------------------
                          NUMBER          PAR            NUMBER           PAR
                            OF           VALUE            OF             VALUE       ADDITIONAL PAID-   ACCUMULATED
                          SHARES        ($0.001)         SHARES         ($0.001)       IN CAPITAL        DEFICIT
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2010            --              --     179,666,062    $    179,666    $ 41,510,530    $(39,425,386)


COMMON STOCK
       ISSUED FOR CASH           --              --      14,990,648          14,991         297,593              --


PREFERRED STOCK
       ISSUED FOR CASH    5,081,951           5,082              --              --         757,111              --


NET LOSS                         --              --              --              --              --      (1,332,321)

COMPREHENSIVE
    LOSS                         --              --              --              --              --              --
                       ------------    ------------    ------------    ------------    ------------    ------------
BALANCE AT
    DECEMBER 31, 2011    5,081,951     $      5,082     194,656,710    $   194,657    $ 42,565,234    $(40,757,707)
                       ============    ============    ============    ============    ============    ============







                           ACCUMULATED OTHER
                         COMPREHENSIVE INCOME
                      ---------------------------
                         CURRENCY                                      TOTAL
                       TRANSLATION    FAIR VALUE   NONCONTROLLING   SHAREHOLDERS'
                         RESERVE       RESERVE        INTEREST         EQUITY
                      ------------   ------------   ------------    ------------
BALANCE AT
    DECEMBER 31, 2010  $    12,927    $   955,479    $(3,374,813)    $  (141,597)

COMMON STOCK
  ISSUED FOR CASH               --             --             --         312,584

PREFERRED STOCK
  ISSUED FOR CASH               --             --             --         762,193


NET LOSS                        --             --       (179,568)     (1,511,889)
                                                                     -----------
COMPREHENSIVE
    LOSS                        --             --             --      (1,511,889)
                         -----------    -----------    -----------   -----------

BALANCE AT
 DECEMBER 31, 2011     $    12,927    $   955,479    $(3,554,381)    $ (578,709)
                       ============   ============   ============   ============




           See accompanying notes to consolidated financial statements







                                  AMARU, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE YEAR ENDED DECEMBER 31, 2011 AND 2010


                                                                DECEMBER 31,   DECEMBER 31,
                                                                   2011            2010
                                                               ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income (loss)                                        $ (1,511,889)   $ (2,146,613)
      Adjustments for:
      Amortization                                                       --          70,301
      Depreciation                                                  200,718         304,567
      Bad debts written off                                          80,337              --
      Equipment written off                                         110,890              --
      Impairment loss on investment                                      --         875,673
      Net change in fair value of equities held for trading          32,809       (290,235)


Changes in operation assets and liabilities
      Accounts receivable                                              (590)       (12,295)
      Other current assets                                           42,504       (102,492)
      Accounts payable and accrued expenses                         (11,109)        (88,400)
                                                               ------------    ------------
Net cash used in operating activities                            (1,056,330)     (1,389,494)

CASH FLOWS FROM INVESTING ACTIVITIES
      Acquisition of equipment                                       (2,489)       (10,523)
      Acquisition of intangible assets                                   --         (3,097)
      Acquisition of associate                                           --            (37)
                                                               ------------    ------------
Net cash provided by (used in) investing activities                  (2,489)        (13,657)

CASH FLOWS FROM FINANCING ACTIVITIES
      Payable to related parties                                     (2,217)            --
      Receipts from related parties                                      --         102,682
      Repayment of obligation under capital lease                   (15,576)         (4,493)
      Issuance of common stock for cash                             312,584       1,169,668
      Issuance of preference stock for cash                         762,193              --
                                                               ------------    ------------
Net cash provided by financing activities                         1,056,984       1,267,857
Effect of exchange rate changes on cash and cash equivalents             --              --
                                                               ------------    ------------
CASH FLOWS FROM ALL ACTIVITIES                                       (1,835)       (135,294)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    221,183         356,477
                                                               ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $    219,348    $    221,183
                                                               ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash Paid For Interest                                   $         --    $      2,330
                                                               ============    ============



                   See accompanying notes to consolidated financial statements

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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

         THE KEY BUSINESS FOCUS OF THE COMPANY IS TO ESTABLISH ITSELF AS THE PROVIDER AND CREATOR OF A NEW GENERATION OF ENTERTAINMENT-ON-DEMAND AND E-COMMERCE CHANNELS ON BROADBAND, AND 3G (THIRD GENERATION) DEVICES.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


 RECENT ACCOUNTING PRONOUNCEMENTS


         In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments of this ASU are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently assessing the impact that the adoption will have on its financial statements.

         In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic
         210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that the adoption will have on its financial statements.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


         In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 represents the consensus reached in EITF Issue No. 10-E, "Derecognition of in Substance Real Estate." The objective of this ASU is to resolve the diversity in practice about whether the guidance in FASB ASC Subtopic 360-20, "Property, Plant, and Equipment -- Real Estate Sales," applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Codification Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.


         In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company is currently assessing the impact that the adoption will have on its financial statements.


         In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The Company is currently assessing the impact that the adoption will have on its financial statements.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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

   2.2   Presentation as a Going Concern

         The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $1,511,889 and $2,146,613 for the years ended December 31, 2011 and 2010, respectively. The Company also has an accumulated deficit of $40,757,707 and a working capital deficit of $2,445,659 at December 31, 2011.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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


                                                      FOR THE YEAR ENDED
                                                  --------------------------
                                                  DECEMBER 31,  DECEMBER 31,
                                                     2011          2010
                                                  -----------   -----------
         SALES OUTSIDE OF THE U.S.                $     4,462   $    48,382

         SERVICES PURCHASED OUTSIDE OF THE U.S.   $   121,555   $   248,573

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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

                           AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010

2.12     Investments

         The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of December 31, 2011 totaled $584,406, December 31, 2010 totaled $617,215. The changes relates to an Unrealized loss of $32,809 and gain of $290,235, for December 31, 2011 and 2010, respectively.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010


         The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

         The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2011:

                                          Total     Level 1    Level 2   Level 3
                                        --------   --------   --------   -------
Assets:

Equity securities held for trading      $584,406   $584,406   $     --   $    --
                                        --------   --------   --------   -------
                                        $584,406   $584,406   $     --   $    --
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


                                                     2011               Note               2010
                                              ------------------------           -------------------------
                                               Carrying          Fair             Carrying        Fair
                                                Amount          Value              Amount         Value
                                               --------        --------           --------     -----------

Cash and Cash Equivalents                      $219,348        $219,348   2.4    $  221,183    $  221,283
Equity Securities Held for Trading              584,406         584,406   3         617,215       617,215
Other Current Assets                            166,782         166,782   2.22      289,623       289,624
Investments                                   2,718,749       1,843,076   8       2,718,749     1,843,076
Advances from related parties                   100,465         100,465   2.22      102,682       102,682
Capital Lease Payable                            27,934          27,934   9          43,510        43,510
Convertible Term Loan                         2,500,000       2,500,000  15       2,500,000     2,500,000

         The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 (2010, $1,726,940) in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $14,185,714 (2010, $25,742,378), common stockholders' equity was $17,500,000 (2010, $17,269,400), and net income (loss) was ($10,553,665)(2010,($2,801,392)). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 (2009, $116,636) in the consolidated balance sheet. In 2011, all investments were classified as long term with $1,843,076 as its fair value.

   2.15  Advances from Related Party

         Advances from director and related party of $100,465 at December 31, 2011 are unsecured, non-interest bearing and payable on demand. At December 31, 2011, the amount is $102,682.

                        AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010


   2.16  Leases

         The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the year ended December 31, 2011 and 2010.

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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010.


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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010



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

   2.23  Advertising

         The cost of advertising is expensed as incurred. For the year ended December 31, 2011 and 2010, the Company incurred advertising expenses of $9,341 and $7,011 respectively.

   2.24  Reclassifications

         Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.


3. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2011             2010
                                                    ----------      -----------
         Quoted equity security, at fair value      $ 584,406       $   617,215
                                                    ==========      ===========

         The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a loss of $32,809 for the year ended December 31, 2011 and gain $290,235 for the year ended December 31, 2010.

         The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010

4. OTHER CURRENT ASSETS

         Other current assets consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2011             2010
                                                   -----------      -----------
         Prepayments                               $    25,342      $    59,454
         Deposits                                       29,808           54,303
         Other receivables                             111,632          175,866
                                                   -----------      -----------
                                                   $   166,782      $   289,623
                                                   ===========      ===========


5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following:

                                                   DECEMBER 31,     DECEMBER 31,
                                                       2011             2010
                                                   -----------      -----------
         Office equipment                          $   925,910      $ 1,034,311
         Motor vehicle                                  91,190           91,190
         Furniture, fixture and fittings                87,082           87,082
         Pony set-top boxes                            843,946          843,946
                                                   -----------      -----------
                                                     1,948,128        2,056,529
         Accumulated depreciation                   (1,908,331)      (1,707,613)
                                                   -----------      -----------
                                                   $    39,797      $   348,916
                                                   ===========      ===========

         Depreciation expense was $200,718 for the year ended December 31, 2011 and $304,567 for the year ended December 31, 2010.


6. FILM LIBRARY

         Film library consist of the following:

                                                 DECEMBER 31,      DECEMBER 31,
                                                     2011              2010
                                                 ------------      ------------
         Acquired Film Library                   $ 23,686,731      $ 23,686,731
                                                 ------------      ------------
         Accumulated Amortization                  (4,521,949)       (4,521,949)
                                                 ------------      ------------
                                                 $ 19,164,782      $ 19,164,782
         Impairment of Film Library               (19,164,782)      (19,164,782)
                                                 ------------      ------------
         Film Library                            $         --      $        --
                                                 ============      ============

         Amortization expense was $0 for the year ended December 31, 2011 and $3,097 for the year ended December 31, 2010. See Note 2.8 for impairment analysis.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010


7. INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                  DECEMBER 31,     DECEMBER 31,
                                                      2011             2010
                                                   -----------      -----------
         FINITE-LIVED INTANGIBLE ASSETS
         Gaming license                              7,090,000        7,090,000
         Product development expenditures              719,220          719,220
         Software license                               12,649           12,649
                                                   -----------      -----------
                                                     7,821,869        7,821,869
         Accumulated amortization                   (1,974,328)      (1,974,328)
                                                   -----------      -----------
                                                     5,847,541        5,847,541
                                                   -----------      -----------
         Impairment loss                            (5,847,541)      (5,847,541)
                                                   -----------      -----------
                                                   $        --      $       --
                                                   ===========      ===========

         Amortization expense was $0 for the year ended December 31, 2010 and 2009, Respectively. See Note 2.9 for impairment analysis.


8. INVESTMENTS - NET

         Investments held at cost consist of the following:

                                                     DECEMBER 31,   DECEMBER 31,
                                                        2011            2010
                                                     -----------    -----------
          Current:
             Unquoted securities                              --            --
                                                     -----------   -----------
                                                              --            --
          Non Current:

             Unquoted securities                         116,136       116,136

             Unquoted securities                       1,726,940     1,726,940
                                                     -----------   -----------
                                                     $ 1,843,076   $ 1,843,076
                                                     ===========   ===========

         The Company's $116,13 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the years ended December 31, 2011 and 2010, respectively.

         The Company's $2,602,613 investment at cost operates in Cambodia. During the year ended 2010, the Company has decided to hold this investment for a period greater than one year and as such have reclassified it to long term. This investment is subject to numerous risks, including:

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 2011 AND 2010


         - difficulty enforcing agreements through the Cambodia's legal system;
         -    general economic and political conditions in Cambodia; and
         - the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

         The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that impairment loss of $0 and $875,673 for the years ended December 31, 2011 and 2010, respectively.


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

         The following summarizes the Company's capital lease obligations at December 31, 2011:

                                                             2011        2010
                                                           --------    --------
         Future minimum lease payments                     $ 33,508    $ 51,682

         Less: amounts representing interest                 (5,574)    (8,172)
                                                           --------    --------
         Present value of net minimum lease payments         27,934      43,510

         Less: current portion                              (11,974)    (18,745)
                                                           --------    --------
                                                           $ 15,960    $ 24,765
                                                           ========    ========

         At December 31, 2011, total future minimum lease commitments under such lease are as follows:

         For the Year Ended
         December 31,                Capital
         ---------------------       --------
         2012                          11,974
         2013                          11,974
         2014                           3,986
                                     --------
                                     $ 27,934
                                     ========

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


         Operating Leases

         The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the year ended December 31, 2011 and 2010 was $106,554 and $185,391, respectively. As of December 31, 2011, the future minimum lease payments are as follows:

         For the Year Ended
         December 31,            Operating
         ---------------------   ---------

         2012                       69,273
                                   --------
                                  $ 69,273
                                  ========

10. INCOME TAXES

         The Company files separate tax returns for Singapore and the United States of America.

         The Company had approximately $4,575,000 in deferred tax assets as of December 31, 2011. The provided an allowance of $4,575,000 as of December 31, 2011.

         The Company had available approximately $8,200,000 of unused U.S. net operating loss carry-forwards at December 31, 2011, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

         The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2011 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

         The Company had available approximately $9,530,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2011, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

         The Company files income tax returns in U.S. federal and various state jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2008 and 2007, respectively. The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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

         During the period, the Company entered into the following transactions with the related parties:

                                                 FOR THE YEAR ENDED
                                   --------------------------------------------
                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                      2011            2010            2009
                                   ------------    ------------    ------------
         Associate :
            Marketing              $        -      $          -    $    16,460
                                   ============    ============    ============
         Audit fees and
         bank charges              $       1,542   $          -    $         -
                                   =============   ============    ============
         Other Related Party :
             Consultancy fee       $         -     $          -    $    7,756
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

                          AMARU, INC. AND SUBSIDIARIES
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2011 AND 2010


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


15. LOAN AND BORROWINGS

                                                  DECEMBER 31,      DECEMBER 31,
                                                     2011               2010
                                                  -----------       -----------
     Current

     Convertible loan                             $ 2,500,000         2,500,000
                                                  -----------       -----------
                                                  $ 2,500,000         2,500,000

         Term loans held by the Company at balance sheet date are as follows:

         (a) $2,500,000 represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The loan commenced in July 2008 and the due date of the loan is July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. Subsequent to December 31, 2011, M2B World Asia Pacific Pte. Ltd. is negotiating to obtain further extension to June 29, 2012 on the convertible loan.


16. SUBSEQUENT EVENTS

         The following subsequent events have occurred through the filing date of this report, March 28, 2012.

         As of March 16, 2012, the Company issued a total of 424,968 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $63,745.20, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock

         Management evaluated all activity of the Company and concluded that there were no other subsequent events to disclose.