Form 10-Q
period 2012-03-31
AMARU INC
filed 2012-05-15
CIK 1139822

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark one:
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
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

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer|_|	Smaller company |X|
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	199,990,043 shares
(Class)	(Outstanding at April 30, 2012)

AMARU, INC. AND SUBSIDARIES
Quarterly Report on Form 10-Q for the Period Ended March 31, 2012
Table of Contents

PART I: FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS
Consolidated Balance Sheets	F-2
Consolidated Statements of Income	F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income	F-4 to F-5
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-7 to F-22

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	27

ITEM 4: CONTROLS AND PROCEDURES	29

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS	32
ITEM 1A: RISK FACTORS	32
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	37
ITEM 3: DEFAULTS UPON SENIOR SECURITIES	37
ITEM 4: [RESERVED]	37
ITEM 5: OTHER INFORMATION	37
ITEM 6: EXHIBITS	37

SIGNATURES

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$67,758	$219,348
Accounts receivable, net of allowance of $263,749 and $261,532 at March 31, 2012 and December 31, 2011 respectively	23,493	12,885
Equity securities held for trading	633,171	584,406
Other current assets	167,769	166,782
Total current assets	892,191	983,421

Non-current assets
Property and equipment, net	11,209	39,797
Associate	37	37
Investments - Net	1,843,076	1,843,076
Total non-current assets	1,854,322	1,882,910
Total assets	$2,746,513	$2,866,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$791,243	$816,641
Advances from related parties	100,465	100,465
Capital lease payable - short term	12,377	11,974
Convertible term loan	2,500,000	2,500,000
Total current liabilities	3,404,085	3,429,080
Non-current liabilities
Capital lease payable - long term	13,403	15,960
Total non-current liabilities	13,403	15,960

Total liabilities	3,417,488	3,445,040

Commitments	--	--

Stockholders' equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 5,506,919 and 5,081,951 shares issued and outstanding at March 31,2012 and December 31, 2011, respectively	5,507	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 and 194,656,710 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	194,657	194,657
Additional paid-in capital	42,628,554	42,565,234
Accumulated Deficit	(40,876,876)	(40,757,707)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc's Stockholder's Equity	2,920,248	2,975,672
Non controlling interest	(3,591,223)	(3,554,381)
Total stockholders' (deficit) equity	(670,975)	(578,709)

Total liabilities and shareholders' equity	$2,746,513	$2,866,331

See accompanying notes to consolidated financial statements

AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
Revenue:

Entertainment	$2,359	$3,143
Total revenue	2,359	3,143

Cost of services	(19,239)	(34,744)

Gross loss	(16,880)	(31,601)

Distribution costs	(6,369)	(7,372)
Administrative expenses	(183,144)	(278,822)
Total expenses	(189,513)	(286,194)

Loss from operations	(206,393)	(317,795)

Other income (expenses):
Equipment written off	--	(110,890)
Interest expenses	(612)	(654)
Interest income	13	21
Sundry income	2,216	1,526
Net change in fair value of equities held for trading	48,765	(72,221)

Loss before income taxes	(156,011)	(500,013)

Income tax (provision) benefit	--	--

Net income (loss) including noncontrolling interest	$(156,011)	$(500,013)
Attributable to:
Equity holders of Amaru, Inc.	(119,169)	(442,197)

Noncontrolling interest	(36,842)	(57,816)

Net loss per share attributable to Amaru, Inc. - basic and diluted	$(0.001)	$(0.003)

Weighted average number of common shares outstanding - basic and diluted	194,656,710	186,434,507

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME
FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid-in Capital	Accumulated Deficit	Currency Translation Reserve	Fair Value Reserve	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2010	--	--	179,666,062	$179,666	$41,510,530	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(145,597)

Common stock issued for cash	--	--	14,990,648	14,991	297,593	--	--	--	--	312,584

Preferred stock issued for cash	5,081,951	5,082	--	--	757,111	--	--	--	--	762,193

Net loss	--	--	--	--	--	(1,332,321)	--	--	(179,568)	(1,511,889)

Comprehensive loss	--	--	--	--	--	--	--	--	--	(1,511,889)

Balance at December 31, 2011	5,081,951	5,082	194,656,710	$194,657	$42,565,234	$(40,757,707)	$12,927	$955,479	$(3,554,381)	$(578,709)

Preferred stock issued for cash	424,968	425	--	--	63,320	--	--	--	--	63,745

Net loss	--	--	--	--	--	(119,169)	--	--	(36,842)	(156,011)

Comprehensive loss	--	--	--	--	--	--	--	--	--	(156,011)

Balance at March 31, 2012 (unaudited)	5,506,919	5,507	194,656,710	$194,657	$42,628,554	$(40,876,876)	$12,927	$955,479	$(3,591,223)	$(670,975)

See accompanying notes to consolidated financial statements

AMARU, INC. & SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(156,011)	$(500,013)
Adjustments for :
Amortization	--	--
Depreciation	28,588	55,530
Equipment written off		110,890
Net change in fair value of equities held for trading	(48,765)	72,221

Changes in operation assets and liabilities
Accounts receivables	(10,608)	2,519
Others current assets	(987)	6,047
Accounts payable and accrued expenses	(25,398)	(31,023)
Net cash used in operating activities	(213,181)	(283,829)
CASH FLOWS FROM INVESTING ACTIVITIES

Acquisition of intangible assets	--	(2,489)

Net cash provided by (used in) investing activities	--	(2,489)

CASH PROVIDED FROM FINANCING ACTIVITIES
Advance from related parties	--	--
Repayment of related parties	--	(2,279)
Repayments of obligations under finance leases	(2,154)	(3,419)
Receipts from preference stock issued	63,745	--
Receipts from common stock issued	--	298,584
Net cash provided by (used in) financing activities	61,591	292,886
Effect of exchange rate changes on cash and cash equivalents	--	--
Cash flows from all activities	(151,590)	6,568

Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$67,758	$227,751

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED
MARCH 31, 2012 AND 2011

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

The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; pay per view services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and digit game operations.

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

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $156,011 and $500,013 for the three months ended March 31, 2012 and March 31, 2011, respectively. The Company also has an accumulated deficit of $40,876,876 and a working capital deficit of $2,511,894 at March 31, 2012.

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

	For the Year Ended
	March 31, 2012	March 31, 2011
SALES OUTSIDE OF THE U.S.	$2,359	$3,143

SERVICES PURCHASED OUTSIDE OF THE U.S.	$19,239	$34,744

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

Equipment written off was nil for the three months ended March 31, 2012 and $110,890 for the three months ended March 31, 2011.

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

2.11 Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of March 31, 2012 totaled $633,171, December 31, 2011 totaled $584,406. The changes relates to an unrealized gain of $48,765 and an unrealized loss of $72,221, for three months ended March 31, 2012 and 2011, respectively.

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of March 31, 2012:

	Total	Level 1	Level 2	Level 3
Assets:

Equity securities held for trading	$633,171	$633,171	$--	$--
	$633,171	$633,171	$--	$--

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

	March 31,2012		Note	December 31,2011
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Cash and Cash Equivalents	$67,758	$67,758	2.4	$219.348	$219,348
Equity Securities Held for Trading	633,171	633,171	3	584,406	584,406
Other Current Assets	167,769	167,769	2.22	166,782	166,782
Investments Cost	2,718,749	1,843,076	8	2,718,749	1,843,076
Advances from related parties	100,465	100,465	2.22	--	--
Capital Lease Payable	25,780	25,780	9	27,934	27,934
Convertible Term Loan	2,500,000	2,500,000	15	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 in the consolidated balance sheet. At year-end the total assets reported by the untraded company were $25,742,378, common stockholders' equity was $17,269,400,revenues were $7,751,364and net income (loss) was ($2,801,392). The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 in the consolidated balance sheet. In 2010, all investments were classified as long term with $1,843,076 as its fair value.

2.14 Advances from Related Party

Advances from director and related party of $100,465 and $100,465 at March 31, 2012 and December 31, 2011, respectively, are unsecured, non-interest bearing and payable on demand.

2.15 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the three months ended March 31, 2012 and for the year ended December 31, 2011.

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

2.22 Advertising

The cost of advertising is expensed as incurred. For the three months ended March 31, 2012 and 2011, the Company incurred advertising expenses of $1,447 and $2,994 respectively.

2.23 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.    EQUITY SECURITIES HELD FOR TRADING

	March 31, 2012	December 31, 2011
Quoted equity security, at fair value	$633,171	$584,406

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes an unrealized gain of $48,765 for the three months ended March 31, 2012 and an unrealized loss $72,221 for the three months ended March 31, 2011.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.    OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2012	December 31, 2011
Prepayments	$25,241	$25,342
Deposits	29,881	29,808
Other receivables	112,647	111,632
	$167,769	$166,782

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
Office equipment	$925,910	$925,910
Motor vehicle	91,190	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,948,128	1,948,128
Accumulated depreciation	(1,936,919)	(1,908,331)
	$11,209	$39,797

Depreciation expense was $28,588 for the three months ended March 31, 2012 and $55,530 for the three months ended March 31, 2011.  Equipment written off  was nil for the three months ended March 31, 2012 and $110,890 for the three months ended March 31, 2011.

6.       FILM LIBRARY

Film library consist of the following:

	March 31, 2012	December 31, 2011
Acquired Film Library	$23,686,731	$23,686,731
Accumulated Amortization	(4,521,949)	(4,521,949)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$--	$--

No amortization expense was incurred for the three months ended March 31, 2012 and 2011 respectively.

7.       INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
FINITE-LIVED INTANGIBLE ASSETS
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$--	$--

No amortization expense was incurred for the three months ended March 31, 2012 and 2011 respectively. See Note 2.8 for impairment analysis.

8.       INVESTMENTS - NET

Investments held at cost consist of the following:

	March 31, 2012	December 31, 2011
Current:
Unquoted securities	--	--
	--	--
Non Current :

Unquoted securities	116,136	116,136

Unquoted securities	1,726,940	1,726,940
	$1,843,076	$1,843,076

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the three months ended March 31, 2012 and 2011, respectively.

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

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that no impairment loss was made for the three months ended March 31, 2012.

9.       COMMITMENTS

Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2013. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2012 and 2011. Interest rates on capitalized leases is fixed at 2.85%.

The following summarizes the Company's capital lease obligations at March 31, 2012:
	March 31, 2012	December 31, 2011
Future minimum lease payments	$30,924	$33,508

Less: amounts representing interest	(5,144)	(5,574)
Present value of net minimum lease payments	25,780	27,934

Less: current portion	(12,377)	(11,974)
	$13,403	$15,960

At March 31, 2012, total future minimum lease commitments under such lease are as follows:

For the Year Ended December 31,	Capital

2012	9,283
2013	12,377
2014	4,120
$25,780

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the three months ended March 31, 2012 and 2011 was $30,003 and $28,121, respectively. As of March 31, 2012, the future minimum lease payments are as follows:

For the Period Ended December 31,	Operating
2012	$42,903

$42,903

10.      INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $8,640,000 of unused U.S. net operating loss carry-forwards at March 31, 2012, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2012 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $9,600,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2012,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

During the period, the Group entered into the following transactions with a related party:

	March 31, 2012	March 31, 2011
Advance from related Party	$--	$--

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

14.  LOAN AND BORROWINGS

	March 31, 2012	December 31, 2011
Current

Convertible loan	$2,500,000	$2,500,000
Less: Future interest charges	--	--
	$2,500,000	$2,500,000

Term loans held by the Company at balance sheet date are as follows:

(a)  $2,500,000 represents a two years convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period.  The loan commenced in July 2008 and the due date of the loan is July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. The loan was further granted extension to June 29, 2012.

15.  SUBSEQUENT EVENTS

As of April 26, 2012, the Company issued a total of 430,107 shares of  preferred stock through its private placement of  shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $64,516, to an "accredited investor", as that term  is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

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

The Company's business model in the area of broadband entertainment includes focuses on e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; pay per view services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships.

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

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company has not renewed its office lease in West Hollywood in August 2011, and currently does not maintain an office space in the US.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two years period. The loan bears an interest rate of 5.0% per annum, and will mature in July 7, 2010. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011.  The loan was further granted extension to June 29, 2012.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of March 31, 2012 this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the three months ended March 31, 2012 was $2,359 compared with $3,143 for the same period in 2011.

•	The Company's cash balance was $67,758 at March 31, 2012 compared with $219,348 at December 31, 2011.

Revenue

Revenue from entertainment for the three months ended March 31, 2012 at $2,359 was lower than revenue of $3,143 for the three months ended March 31, 2011 by $784 (25%). It was mainly due to decrease in subscription received from new customers for the three months ended March 31, 2012.

Cost of Services

Cost of services for the three months ended March 31, 2012 was $19,239 which decreased by $15,505 (45%) from $34,744 for the three months ended March 31, 2011. It was mainly due to decrease in cost spending on website design and media production costs by $17,827 (58%) from $30,648 for the three months ended March 31, 2011 to $12,821 for the three months ended March 31, 2012.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2012 at $6,369 were lower by $1,003 (14%) as compared to the amount of $7,372 incurred for the three months ended March 31, 2011.

The lower distribution expenses were attributed to decreased spending on advertisement and marketing expenses which decreased by $1,547 (52%) from $2,994 for the three months ended March 31, 2011 to $1,447 for the three months ended March 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2012 at $183,144 were lowered by $95,678 (34%) as compared to the amount of $278,822 incurred for the three months ended March 31, 2011.

The decrease in administrative expenses for the period ended March 31, 2011 was attributed mainly to the decrease in:

•
Depreciation and amortization. Equipment depreciation had decreased by $26,942 (49%), from $55,530 for the three months ended March 31, 2011 to $28,588 for the period ended March 31, 2012. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2011.

•
Legal and professional expenses had decreased by $30,676 (64%), from $48,985 for the three months ended March 31, 2011 to $18,309 for the three months ended March 31, 2012. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $206,393 for the three months ended March 31, 2012 as compared to the loss from operations of $317,795 for the three months ended March 31, 2011 due mainly due as a result of costs reduction measures to reduce operating costs.

NET LOSS

Net loss for the three months ended March 31, 2012, was $156,011 which increased by $344,002 (69%) from net loss of $500,013 for the three months ended March 31, 2011. The decrease was mainly due to as a result of costs reduction measures to reduce operating costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $67,758 at March 31, 2012 as compared to cash of $219,348 at December 31, 2011.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2012, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $633,171 and $584,406 in marketable securities as of March 31, 2012 and December 31, 2011 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $67,758 and $219,348 at March 31, 2012 and December 31, 2011, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended March 31, 2012, as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP").Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to March 31, 2012, implemented the following procedures to address the material weakness noted above, including the following:

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

WE GENERATED A NET LOSS OF $156,011 AND $500,013 BEFORE TAXES FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND MARCH 31, 2011, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $156,011 for the three months ended March 31, 2012 compared to a consolidated net loss before taxes of $500,013 during 2011. We realized a negative cash flow from operating activities of $213,181 for the three months ended March 31, 2012 compared to $283,829 for the three months ended March 31,2011. For the three months ended 31 March 2012, we had an accumulated deficit of $40,876,876 and a working capital deficiency of $2,511,894 compared to an accumulated deficit of $40,757,707 and a working capital deficiency of $2,445,659  for the year ended December 31, 2011. At at March 31,2012, we had a stockholders' deficit of $670,975 compared to a stockholders' deficit of $578,709 as at December 31, 2011. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 26, 2012, the Company issued a total of 430,107 shares of  preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $64,516, to an
 "accredited investor", as that term  is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.   The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

Amaru, Inc. (Registrant)

May 15, 2012	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer