Form 10-Q
period 2012-06-30
AMARU INC
filed 2012-08-14
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller company |X|
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	199,990,043 shares of Common Stock
(Class)	(Outstanding as of July 31, 2012)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q For Period Ended June 30, 2012

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,225	$219,348
Accounts receivable, net of allowance of $262,583 and $261,532 as at June 30, 2012 and December 31, 2011 respectively	24,501	12,885
Equity securities held for trading	820,261	584,406
Other current assets	168,784	166,782
Total current assets	1,047,771	983,421

Non-current assets
Property and equipment, net	6,796	39,797
Associate	37	37
Investments - Net	1,843,076	1,843,076
Total non-current assets	1,849,909	1,882,910
Total assets	$2,897,680	$2,866,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$795,333	$816,641
Advances from related parties	100,465	100,465
Capital lease payable - short term	–	11,974
Convertible term loan	2,500,000	2,500,000
Total current liabilities	3,395,798	3,429,080
Non-current liabilities
Capital lease payable - long term	–	15,960
Total non-current liabilities	–	15,960

Total liabilities	3,395,798	3,445,040

Commitments	–	–

Stockholders' equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,464,035 and 5,081,951 shares issued and outstanding at June 30,2012 and December 31, 2011, respectively	6,464	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	194,657	194,657
Additional paid-in capital	42,771,165	42,565,234
Subscribed preferred stock	16,535	–
Accumulated Deficit	(40,884,358)	(40,757,707)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc.'s Stockholder's Deficit	3,072,869	2,975,672
Non controlling interest	(3,570,987)	(3,554,381)
Total stockholders' equity	(498,118)	(578,709)

Total liabilities and stockholders' equity	$2,897,680	$2,866,331

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Six Months Ended		For the Three Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenue:

Entertainment	$3,113	$4,239	$754	$1,096
Total revenue	3,113	4,239	754	1,096

Cost of services	(37,065)	(72,304)	(17,826)	(37,560)

Gross loss	(33,952)	(68,065)	(17,072)	(36,464)

Distribution costs	(30,726)	(20,538)	(24,357)	(13,166)

Administrative expenses	(384,291)	(592,935)	(201,147)	(314,113)
Total expenses	(415,017)	(613,473)	(225,504)	(327,279)

Loss from operations	(448,969)	(681,538)	(242,576)	(363,743)

Other income (expenses):
Equipment written off	–	(110,890)	–	–
Gain on disposal of equipment	66,506	–	66,506	–
Interest expenses	(4,756)	(1,329)	(4,144)	(675)
Interest income	13	50	–	29
Sundry income	8,094	3,177	5,878	1,651
Net change in fair value of equities held for trading	235,855	(117,681)	187,090	(45,460)

Loss before income taxes	(143,257)	(908,211)	12,754	(408,198)

Income tax (provision) benefit	–	–	–	–

Net income (loss) including noncontrolling interest	$(143,257)	$(908,211)	12,754	(408,198)
Attributable to:
Equity holders of Amaru, Inc.	(126,651)	(795,602)	(7,482)	(353,405)

Noncontrolling interest	(16,606)	(112,609)	20,236	(54,793)

Net loss per share attributable to Amaru, Inc. - basic and diluted	$(0.001)	$(0.005)	0.0001	(0.002)

Weighted average number of common shares outstanding - basic and diluted	200,251,617	190,475,504	200,689,853	194,472,095

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE SIX MONTHS ENDED JUNE 30, 2012

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid-in Capital	Subscribed Preferred Stock	Accumulated Deficit	Currency Translation Reserve	Fair Value Reserve	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2010	–	–	179,666,062	$179,666	$41,510,530	$–	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(141,597)

Subscribed common stock issue	–	–	14,990,648	14,991	297,593	–	–	–	–	–	312,584

Subscribed preference stock issue	5,081,951	5,082	–	–	757,111	–	–	–	–	–	762,193

Net loss	–	–	–	–	–	–	(1,332,321)	–	–	(179,568)	(1,511,889)

Comprehensive loss	–	–	–	–	–	–	–	–	–	–	(1,511,889)

Balance at December 31, 2011	5,081,951	5,082	194,656,710	$194,657	$42,565,234	$–	$(40,757,707)	$12,927	$955,479	$(3,554,381)	$(578,709)

Preference stock issued for cash	1,382,084	1,382	–	–	205,931	–	–	–	–	–	207,313

Preference stock subscribed (110,236 shares)	–	–	–	–	–	16,535	–	–	–	–	16,535

Net loss	–	–	–	–	–	–	(126,651)	–	–	(16,606)	(143,257)

Comprehensive loss	–	–	–	–	–	–	–	–	–	–	(143,257)

Balance at June 30, 2012 (unaudited)	6,464,035	6,464	194,656,710	$194,657	$42,771,165	$16,535	$(40,884,358)	$12,927	$955,479	$(3,570,987)	$(498,118)

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(143,257)	$(908,211)
Adjustments for :
Amortization	–	–
Depreciation	34,221	109,826
Equipment written off	–	110,890
Gain on disposal of equipment	(66,506)	–
Net change in fair value of equities held for trading	(235,855)	117,681

Changes in operation assets and liabilities
Accounts receivables	(11,616)	(1,120)
Others current assets	(2,002)	13,230
Accounts payable and accrued expenses	(21,308)	18,402)
Net cash used in operating activities	(446,323)	(539,302)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipments	(1,220)	(2,489)
Receipts from disposal of equipment	66,506	–

Net cash provided by (used in) investing activities	65,286	(2,489)

CASH PROVIDED FROM FINANCING ACTIVITIES
Advance from related parties	–	–
Repayment of related parties	–	(2,279)
Repayments of obligations under finance leases	(27,934)	(6,808)
Receipts from subscribed preferred stock	16,535	250,000
Receipts from preference stock issued for cash	207,313	–
Receipts from common stock issued for cash	–	312,584
Net cash provided by financing activities	195,914	553,497
Effect of exchange rate changes on cash and cash equivalents	–	–
Cash flows from all activities	(185,123)	11,706

Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$34,225	$232,889

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED

JUNE 30, 2012 AND 2011

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

1.2 Recent Accounting Standards and Pronouncements

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. The amendments of this ASU are effective at the same time as the amendments in ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, so that entities will not be required to comply with the presentation requirements in ASU No. 2011-05 that ASU No. 2011-12 is deferring. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In December 2011, the FASB issued ASU No. 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. ASU No. 2011-10 represents the consensus reached in EITF Issue No. 10-E, "Derecognition of in Substance Real Estate." The objective of this ASU is to resolve the diversity in practice about whether the guidance in FASB ASC Subtopic 360-20, "Property, Plant, and Equipment -- Real Estate Sales," applies to a parent that ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt. ASU 2011-10 provides that when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary's nonrecourse debt, the reporting entity should apply the guidance in Codification Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness. That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary's operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. ASU 2011-10 should be applied on a prospective basis to deconsolidation events occurring after the effective date; with prior periods not adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, ASU 2011-10 is effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, ASU 2011-10 is effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. The Company has adopted this guidance. The adoption had no material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. Nonpublic entities may apply the amendments in ASU 2011-04 early, but no earlier than for interim periods beginning after December 15, 2011. The Company has adopted this guidance. The adoption had no material impact on the Company’s financial statements..

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

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained net losses of $143,257 and $908,211 for the six months ended June 30, 2012 and 2011, respectively. The Company also has an accumulated deficit of $40,884,358 and a working capital deficit of $2,348,027 at June 30, 2012.

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

	For the Six Months Ended
	June 30, 2012	June 30, 2011
SALES OUTSIDE OF THE U.S.	$3,113	$4,239

SERVICES PURCHASED OUTSIDE OF THE U.S.	$37,065	$72,304

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

Equipment written off was nil for the six months ended June 30, 2012 and $110,890 for the six months ended June 30, 2011. Gain on disposal of equipment was S$66,506 and nil for the six months ended June 30, 2012 and 2011 respectively, with net carrying value of nil as at June 30, 2012 and 2011 respectively.

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

2.11 Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of June 30, 2012 totaled $820,261, December 31, 2011 totaled $584,406. The changes relates to an unrealized gain of $235,855 and a loss of $117,681, for six months ended June 30, 2012 and 2011, respectively.

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of June 30, 2012:

	Total	Level 1	Level 2	Level 3
Assets:

Equity securities held for trading	$820,261	$820,261	$–	$–
	$820,261	$820,261	$–	$–

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

	June 30, 2012		Note	December 31, 2011
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Cash and Cash Equivalents	$34,225	$34,225	2.4	$219,348	$219,348
Equity Securities Held for Trading	820,261	820,261	3	584,406	584,406
Other Current Assets	168,784	168,784	4	166,782	166,782
Investments Cost	2,718,749	1,843,076	8	2,718,749	1,843,076
Advances from related parties	100,465	100,465	12	100,465	100,465
Capital Lease Payable	–	–	9	27,934	27,934
Convertible Term Loan	2,500,000	2,500,000	15	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value of $1,726,940 in the consolidated balance sheet. At year-end 2011 the total assets reported by the untraded company were $25,742,378, common stockholders' equity was $17,269,400, revenues were $7,751,364 and net loss was $2,801,392. The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost of $116,136 in the consolidated balance sheet. In 2010, all investments were classified as long term with $1,843,076 as its fair value.

2.14 Advances from Related Party

Advances from director and related party of $100,465 and $100,465 at June 30, 2012 and December 31, 2011, respectively, are unsecured, non-interest bearing and payable on demand.

2.15 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the six months ended June 30, 2012 and for the year ended December 31, 2011.

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

2.18 Cost of Services

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

2.22 Advertising

The cost of advertising is expensed as incurred. For the six months ended June 30, 2012 and 2011, the Company incurred advertising expenses of $3,962 and $5,330 respectively.

2.23 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.	EQUITY SECURITIES HELD FOR TRADING

	June 30, 2012	December 31, 2011
Quoted equity security, at fair value	$820,261	$584,406

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a gain of $235,855 for the six months ended June 30, 2012 and loss $117,681 for the six months ended June 30, 2011.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.	OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2012	December 31, 2011
Prepayments	$26,320	$25,342
Deposits	29,843	29,808
Other receivables	112,621	111,632
	$168,784	$166,782

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
Office equipment	$927,130	$925,910
Motor vehicle	11,000	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,869,158	1,948,128
Accumulated depreciation	(1,862,362)	(1,908,331)
	$6,796	$39,797

Depreciation expense was $34,221 and $109,826 for the six months ended June 30, 2012 and 2011 respectively.

Equipment written off was nil for the six months ended June 30, 2012 and $110,890 for the six months ended June 30, 2011. Gain on disposal of equipment was $66,506 and nil for the six months ended June 30, 2012 and June 30, 2011 respectively. Disposal of equipment refers to the sale of motor vehicle for $66,506 with net carrying value of nil for the six months ended June 30, 2012. There is no corresponding sale of equipment for the six months ended June 30, 2011.

6.	FILM LIBRARY

Film library consist of the following:

	June 30, 2012	December 31, 2011
Acquired Film Library	$23,686,731	$23,686,731
Accumulated Amortization	(4,521,949)	(4,521,949)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$–	$–

No amortization expense was incurred for the six months ended June, 2012 and 2011 respectively.

7.	INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
FINITE-LIVED INTANGIBLE ASSETS
Gaming license	7,090,000	7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

No amortization expense was incurred for the six months ended June 30,2012 and 2011, respectively. See Note 2.8 for impairment analysis.

8.	INVESTMENTS - NET

Investments held at cost consist of the following:

	June 30, 2012	December 31, 2011
Current:
Unquoted securities	--	--
	–	–
Non Current :

Unquoted securities	116,136	116,136

Unquoted securities	1,726,940	1,726,940
	$1,843,076	$1,843,076

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the six months ended June 30, 2012 and 2011, respectively.

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

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that no impairment loss was made for the six months ended June 30, 2012 and 2011, respectively.

9.	COMMITMENTS

Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2015. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2012 and 2011. Interest rates on capitalized leases is fixed at 2.85%.

The following summarizes the Company's capital lease obligations:

	June 30, 2012	December 31, 2011
Future minimum lease payments	$–	$33,508

Less: amounts representing interest	–	(5,574)
Present value of net minimum lease payments	–	27,934

Less: current portion	–	(11,974)
	$–	$15,960

At June 30, 2012, total future minimum lease commitment under such lease is nil.

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the six months ended June 30 2012 and 2011 was $60,537 and $57,575, respectively. As of June 30, 2012, the future minimum lease payments are as follows:

For the Period Ended June 30,	Operating
2013	14,321
$14,321

10.	INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at June 30, 2012, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2011 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $9,700,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2012 ,that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

During the period, the Group entered into the following transactions with a related party:

	June 30, 2012	June 30, 2011
Advance from related Party	$–	$100,403

12.	PURCHASE OF CBBN HOLDINGS LIMITED

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

14.	LOAN AND BORROWINGS

	June 30, 2012	December 31, 2011
Current

Convertible loan	$2,500,000	2,500,000
Less: Future interest charges	–	–
	$2,500,000	2,500,000

Term loans held by the Company at balance sheet date are as follows:

(a)  $2,500,000 represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The loan commenced in July 2008 and the due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. The loan was further granted extension to June 29, 2012. Subsequent to June 30, 2012, the Company has repaid $100,000 of the convertible loan and an extension of the due date is being negotiated.

15.	SUBSEQUENT EVENTS

As of July 02, 2012, the Company issued a total of 110,236 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $16,535.40, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. Since the Company received the $16,535.40 prior to June 30, 2012, this amount is being shown as Subscribed Preferred Stock on the balance sheet and equity statements.

During the period between July 16, 2012 and July 24, 2012, the Company sold equity securities held for trading for a total amount of $187,786.07. The proceeds from sale of shares are used for working capital and repayment of convertible loan.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two year period. The loan bears an interest rate of 5.0% per annum, and due date of the loan is July 7, 2010.. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. The loan was further granted extension to June 29, 2012. Subsequent to June 30, 2012, the Company has repaid $100,000 of the convertible loan and extension of the due date is being negotiated.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of June 30, 2012, this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the six months ended June, 2012 was $3,113 compared with $4,239 for the same period in 2011.
•	The Company's cash balance was $34,225 at June 30, 2012 compared with $219,348 at December 31, 2011.

Revenue

Revenue from entertainment for the six months ended June 30, 2012 at $3,113 was lower than revenue of $4,239 for the six months ended June 30, 2011 by $1,126 (27%). It was mainly due to decrease in subscription received from new customers for the six months ended June 30, 2012.

Cost of Services

Cost of services for the six months ended June 30, 2012 was $37,065 which decreased by $35,239 (49%) from $72,304 for the six months ended June 30, 2011. It was mainly due to decrease in cost spending on website design and video production charges by $34,047 (58%) from $58,408 for the six months ended June 30, 2011 to $24,361 for the six months ended June 30, 2012.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2012 at $30,726 were higher by $10,188 (50%) as compared to the amount of $20,538 incurred for the six months ended June 30, 2011.

The insignificant higher distribution expenses were attributed to increase spending on entertainment where increased by $11,154 (678%) from $1,644 for the six months ended June 30, 2011 to $12,798 for the six months ended June 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June, 2012 at $384,291 were lowered by $208,644 (35%) as compared to the amount of $592,935 incurred for the six months ended June 30, 2011.

The decrease in administrative expenses for the period ended June 30, 2010 was attributed mainly to the decrease in:

•	Equipment depreciation charges were decreased by $75,605 (69%), from $109,826 for the six months ended June 30, 2011 to $34,221 for the same period ended June 30, 2012. The decrease was mainly due to most of equipment being fully depreciated during the year ended December 31, 2011.

•	Legal and professional expenses had decreased by $70,067 (60%), from $116,059 for the six months ended June 30, 2011 to $45,992 for the six months ended June 30, 2012. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $448,969 for the six months ended June 30, 2012 as compared to the loss from operations of $681,538 for the six months ended June 30, 2011 due mainly due as a result of cost reduction measures to reduce operating costs.

NET LOSS

Net loss for the six months ended June 30, 2012, was $143,257 which decreased by $764,954 (84%) from net loss of $908,211 for the six months ended June 30, 2011. The decrease was partly due to gain on disposal of equipment of $66,506 was earned for the six months ended June 30, 2012, and fair value adjustment for equities held for trading for a gain of $235,855 for the six months ended June 30, 2012 compared to a loss of $117,681 for the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $34,225 at June 30, 2012 as compared to cash of $219,348 at December 31, 2011.

During the six months ended June 30, 2012, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rates risk is not material.

The Company believes that it's operation strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by Year 2012.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. However, no assurances can  be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $820,261 and $584,406 in marketable securities as of June 30, 2012 and December 31, 2011 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $34,225 and $219,348 at June 30, 2012 and December 31, 2011, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended June 30, 2012, as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

WE GENERATED A NET LOSS OF $143,257 AND $908,211 BEFORE TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $143,257 for the six months ended June 30, 2012 compared to a consolidated net loss before taxes of $908,211 during the same period in 2011. We realized a negative cash flow from operating activities of $446,323 for the six months ended June 30, 2012 compared to $539,302 for the six months ended June 30, 2011. For the six months ended June 30, 2012, we had an accumulated deficit of $40,884,358 and a working capital deficiency of $2,348,027 compared to an accumulated deficit of $40,757,707 and a working capital deficiency of $2,445,659 for the year ended December 31, 2011. At at June 30, 2012, we had a stockholders' deficit of $498,118 compared to a stockholders' deficit of $578,709 as at December 31, 2011. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time. The financial statements do not contain any adjustments relating to the outcome of this uncertainty.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of July 02, 2012, the Company issued a total of 110,236 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $16,535.40, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The total proceeds are used as working capital. Since the cash was received prior to June 30, 2012, it was recorded as subscribed preferred stock in the accompanying financial statements.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: [RESERVED]

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS:

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

_________________

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period granted for the first quarterly period in which detailed footnote tagging is required.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amaru, Inc. (Registrant)

August 14, 2012	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

