Form 10-Q
period 2012-09-30
AMARU INC
filed 2012-11-14
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012

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

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller company |X|
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	199,990,043 shares of Common Stock
(Class)	(Outstanding as of September 30, 2012)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q For Period Ended September 30, 2012

i

PART I. FINANCIAL INFORMATION

   ITEM 1. Consolidated Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
ASSETS	(unaudited)
Current assets
Cash and cash equivalents	$49,230	$219,348
Accounts receivable, net of allowance of $265,533 and $261,532 as at September 30, 2012 and December 31, 2011 respectively	27,360	12,885
Equity securities held for trading	1,163,161	584,406
Other current assets	190,409	166,782
Total current assets	1,430,160	983,421

Non-current assets
Property and equipment, net	6,747	39,797
Associate	37	37
Investments - Net	1,843,076	1,843,076

Total non-current assets	1,849,860	1,882,910
Total assets	$3,280,020	$2,866,331

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$785,204	$816,641
Advances from related parties	100,465	100,465
Capital lease payable - short term	–	11,974
Convertible term loan	2,199,090	2,500,000
Total current liabilities	3,084,759	3,429,080
Non-current liabilities
Capital lease payable - long term	–	15,960
Total non-current liabilities	–	15,960

Total liabilities	3,084,759	3,445,040

Commitments	–	–

Stockholders' equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,643,054 and 5,081,951 shares issued and outstanding at September 30,2012 and December 31, 2011, respectively	6,643	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	194,657	194,657
Additional paid-in capital	42,797,838	42,565,234
Accumulated Deficit	(40,325,665)	(40,757,707)
Accumulated other comprehensive income	968,406	968,406
Total Amaru Inc.'s Stockholder's Deficit	3,641,879	2,975,672
Non controlling interest	(3,446,618)	(3,554,381)
Total stockholders' equity	195,261	(578,709)

Total liabilities and shareholders' equity	$3,280,020	$2,866,331

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Nine Months Ended		For the Three Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenue:

Entertainment	$6,643	$4,342	$3,530	$103
Total revenue	6,643	4,342	3,530	103

Cost of services	(59,314)	(99,005)	(22,249)	(26,701)

Gross loss	(52,671)	(94,663)	(18,719)	(26,598)

Distribution costs	(39,024)	(42,350)	(8,298)	(21,812)

Administrative expenses	(616,789)	(815,817)	(232,498)	(222,882)
Total expenses	(655,813)	(858,167)	(240,796)	(244,694)

Loss from operations	(708,484)	(952,830)	(259,515)	(271,292)

Other income (expenses):
Equipment written off	–	(110,890)	–	–
Interest expenses	(4,756)	(2,003)	–	(674)
Interest income	13	70	–	20
Sundry income	14,536	4,789	6,442	1,612
Gain on disposal of equipment	66,506	–	–	–
Gain on disposal of investment	311,890	–	311,890	–
Net change in fair value of equities held for trading	860,100	(189,324)	624,245	(71,643)

Profit (Loss) before income taxes	539,805	(1,250,188)	683,062	(341,977)

Income tax (provision) benefit	–	–	–	–

Net income (loss) including noncontrolling interest	$539,805	$(1,250,188)	683,062	(341,97)
Attributable to:
Equity holders of Amaru, Inc.	432,042	(1,099,095)	558,693	(303,493)

Noncontrolling interest	107,763	(151,093)	124,369	(38,484)

Net income (loss) per share attributable to Amaru, Inc. - basic	$0.003	$(0.006)	0.003	(0.002)

Net income (loss) per share attributable to Amaru, Inc. - diluted	$0.002		0.002

Weighted average number of shares outstanding - basic	194,656,710	192,553,763	194,656,710	196,642,511

Weighted average number of shares outstanding - diluted	263,421,740		263,421,740

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME

FOR THE YEAR ENDED DECEMBER 31, 2011 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED)

	Preferred Stock		Common Stock
	Number of Shares	Par Value ($0.001)	Number of Shares	Par Value ($0.001)	Additional Paid-in Capital	Subscribed Common Stock	Accumulated Deficit	Currency Translation Reserve	Fair Value Reserve	Noncontrolling Interest	Total Shareholders’ Equity
Balance at December 31, 2010	--	--	179,666,062	$179,666	$41,510,530	$--	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(141,597)

Common stock issue	--	--	14,990,648	14,991	297,593	--	--	--	--	--	312,584

Preference stock issue	5,081,951	5,082	--	--	757,111	--	--	--	--	--	762,193

Net loss	--	--	--	--	--	--	(1,332,321)	--	--	(179,568)	(1,511,889)

Comprehensive loss	--	--	--	--	--	--	--	--	--	--	(1,511,889)

Balance at December 31, 2011	5,081,951	5,082	194,656,710	$194,657	$42,565,234	$--	$(40,757,707)	$12,927	$955,479	$(3,554,381)	$(578,709)

Preference stock issued	1,561,103	1,561	--	--	232,604	--	--	--	--	--	234,165

Net loss	--	--	--	--	--	--	432,042	--	--	107,763	539,805

Comprehensive loss	--	--	--	--	--	--	--	--	--	--	(143,257)

Balance at September 30, 2012 (unaudited)	6,643,054	6,643	194,656,710	$194,657	$42,797,838	$--	$(40,325,665)	$12,927	$955,479	$(3,446,618)	$195,261

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$539,805	$(1,250,188)
Adjustments for :
Depreciation	37,148	158,641
Equipment written off	–	110,890
Gain on disposal of equipment	(66,506)	–
Gain on disposal of investment	(311,890)	–
Net change in fair value of financial assets at fair value through profit or loss-held for trading	(860,100)	189,324

Changes in operation assets and liabilities
Accounts receivables	(14,475)	885
Others current assets	(23,627)	20,191
Accounts payable and accrued expenses	(31,437)	(30,261)
Net cash used in operating activities	(731,082)	(800,518)

CASH FLOWS FROM INVESTING ACTIVITIES
Receipts from disposal of equipment	66,506	–
Acquisition of equipment	(4,098)	(2,489)

Net cash provided by (used in) investing activities	62,408	(2,489)

CASH PROVIDED FROM FINANCING ACTIVITIES
Receipts from disposal of investment	593,235	–
Repayment of related parties	–	(2,279)
Repayments of obligations under finance leases	(27,934)	(12,520)
Repayment of convertible loan	(300,910)	–
Receipts from preferred stock issued	234,165	513,000
Receipts from common stock issued	–	312,584
Net cash provided by financing activities	498,556	810,785
Effect of exchange rate changes on cash and cash equivalents	–	–
Cash flows from all activities	(170,118)	7,778

Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$49,230	$228,961

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2012 AND 2011

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

The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; online games micro-payments; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and pay per view services.

1.2  Recent Accounting Standards and Pronouncements

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

2.2  Presentation as a Going Concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company also has an accumulated deficit of $40,325,665 and a working capital deficit of $1,654,599 at September 30, 2012.

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

	For the Nine Months Ended
	September 30, 2012	September 30, 2011
SALES OUTSIDE OF THE U.S.	$6,643	$4,342

SERVICES PURCHASED OUTSIDE OF THE U.S.	$59,314	$99,005

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

Equipment written off was nil for the nine months ended September 30, 2012 and $110,890 for the nine months ended September 30, 2011. Gain on disposal of equipment was $66,506 and nil for the nine months ended September 30, 2012 and 2011 respectively, with net carrying value of nil as at September 30, 2012 and 2011 respectively.

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

2.11 Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("ASC 320"). Equity securities held for trading as of September 30, 2012 totaled $1,163,161, December 31, 2011 totaled $584,406. The changes relates to an unrealized gain of $860,100 and a loss of $189,324, for nine months ended September 30, 2012 and 2011, respectively.

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

	September 30, 2012		Note	December 31, 2011
	Carrying Amount	Fair Value		Carrying Amount	Fair Value
Cash and Cash Equivalents	$49,230	$49,230	2.4	$219,348	$219,348
Equity Securities Held for Trading	1,163,161	1,163,161	3	584,406	584,406
Other Current Assets	190,409	190,409	4	166,782	166,782
Investments Cost	2,718,749	1,843,076	8	2,718,749	1,843,076
Advances from related parties	100,403	100,403	12	100,465	100,465
Capital Lease Payable	–	–	9	27,934	27,934
Convertible Term Loan	2,199,090	2,199,090	15	2,500,000	2,500,000

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

2.14 Advances from Related Party

Advances from director and related party of $100,465 and $100,465 at September 30, 2012 and December 31, 2011, respectively, are unsecured, non-interest bearing and payable on demand.

2.15 Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the nine months ended September 30, 2012 and for the year ended December 31, 2011.

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

2.22 Advertising

The cost of advertising is expensed as incurred. For the nine months ended September 30, 2012 and 2011, the Company incurred advertising expenses of $5,562 and $6,908  respectively.

2.23 Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3.    EQUITY SECURITIES HELD FOR TRADING

	September 30, 2012	December 31, 2011
Quoted equity security, at fair value	$1,163,161	$584,406

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a gain of $860,100 for the nine months ended September 30, 2012 and loss of $189,324 for the nine months ended September 30, 2011.

The company earned a gain of $311,890 after disposal of partial investment shares for the nine months ended September 30, 2012.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

4.    OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2012	December 31, 2011
Prepayments	$33,699	$25,342
Deposits	38,105	29,808
Other receivables	118,605	111,632
	$190,409	$166,782

5.       PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011
Office equipment	$927,130	$925,910
Motor vehicle	11,000	91,190
Furniture, fixture and fittings	89,961	87,082
Pony set-top boxes	843,946	843,946
	1,872,037	1,948,128
Accumulated depreciation	(1,865,290)	(1,908,331)
	$6,747	$39,797

Depreciation expense was $37,148 and $158,641 for the nine months ended September 30, 2012 and 2011 respectively.

6.       FILM LIBRARY

Film library consist of the following:

	September 30, 2012	December 31, 2011
Acquired Film Library	$23,686,731	$23,686,731
Accumulated Amortization	(4,521,949)	(4,521,949)
	$19,164,782	$19,164,782
Impairment of Film Library	(19,164,782)	(19,164,782)
Film Library	$–	$–

No amortization expense was incurred for the nine months ended September 30, 2012 and 2011 respectively.

7.       INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011
FINITE-LIVED INTANGIBLE ASSETS
Gaming license	7,090,000	7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

No amortization expense was incurred for the nine months ended September 30,2012 and 2011, respectively. See Note 2.8 for impairment analysis.

8.       INVESTMENTS - NET

Investments held at cost consist of the following:

	September 30, 2012	December 31, 2011
Current:
Unquoted securities	$–	$–
	–	–
Non Current :

Unquoted securities	116,136	116,136

Unquoted securities	1,726,940	1,726,940
	$1,843,076	$1,843,076

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management reviews this investment on a quarterly basis and has noted no impairment for the nine months ended September 30, 2012 and 2011, respectively.

The Company's $1,726,940 investment operates in Cambodia. This investment is subject to numerous risks, including:

•	difficulty enforcing agreements through the Cambodia's legal system;
•	general economic and political conditions in Cambodia; and
•	the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has noted that no impairment loss was made for the nine months ended September 30, 2012 and 2011, respectively.

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

The following summarizes the Company's capital lease obligations:

	September 30, 2012	December 31, 2011
Future minimum lease payments	$–	$33,508

Less: amounts representing interest	–	(5,574)
Present value of net minimum lease payments	–	27,934

Less: current portion	–	(11,974)
	$–	$15,960

At September 30, 2012, total future minimum lease commitments under such lease are nil.

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2012. Total rental expense on operating leases for the nine months ended September 30 2012 and 2011 was $94,442 and $87,462, respectively. As of September 30, 2012, the future minimum lease payments are as follows:

For the Period Ended September 30,	Operating

2012	29,393
2013	117,570
2014	73,481

$220,444

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

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2012 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $9,900,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2012, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

14.  LOAN AND BORROWINGS

	September 30, 2012	December 31, 2011
Current

Convertible loan	$2,199,090	2,500,000
Less: Future interest charges	–	–
	$2,199,090	2,500,000

Term loans held by the Company at balance sheet date are as follows:

(a)  $2,500,000 represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allows the borrower the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The loan commenced in July 2008 and the due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. The loan was further granted extension to June 29, 2012 and an extension of the due date is being negotiated. Subsequent to June 30, 2012, the Company has made repayment to the convertible loan from the disposal of equity securities held for trading.

15.  SUBSEQUENT EVENTS

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

The Company's business model in the area of broadband entertainment includes focuses on e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and pay per view services.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allows the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two year period. The loan bears an interest rate of 5.0% per annum, and due date of the loan is July 7, 2010.. The note was obtained from a company in which a board of director is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. The loan was further granted extension to June 29, 2012 and an extension of the due date is being negotiated. Subsequent to June 30, 2012, the Company has made repayment to the convertible loan from the disposal of equity securities held for trading.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of September 30, 2012, this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the nine months ended September 30, 2012 was $6,643 compared with $4,342 for the same period in 2011.
•	The Company's cash balance was $49,230 at September 30, 2012 compared with $219,348 at December 31, 2011

Revenue

Revenue from entertainment for the nine months ended September 30, 2012 at $6,643 was higher than revenue of $4,342 for the nine months ended September 30, 2011 by $2,301 (53%). It was mainly due to increase in subscription received from new customers for the nine months ended September 30, 2012.

Cost of Services

Cost of services for the nine months ended September 30, 2012 was $59,314 which decreased by $39,691 (40%) from $99,005 for the nine months ended September 30, 2011. It was mainly due to decrease in cost spending on website movie production charges by $34,252 (62%) from $54,860 for the nine months ended September 30, 2011 to $20,608 for the nine months ended September 30, 2012.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2012 at $39,024 were lower by $3,326 (8%) as compared to the amount of $42,450 incurred for the nine months ended September 30, 2011.

The lower distribution expenses were attributed to decrease spending on traveling and transportation expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2012 at $616,789 were lowered by $199,028 (24%) as compared to the amount of $814,817 incurred for the nine months ended September 30, 2011.

The decrease in administrative expenses for the period ended September 30, 2012 was attributed mainly to the decrease in:

•	Depreciation and amortization. Equipment depreciation had decreased by $121,493 (77%), from $158,641 for the nine months ended September 30, 2012 to $37,148 for the same period ended September 30, 2012. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2010.

•	Legal and professional expenses had decreased by $59,909 (39%), from $153,122 for the nine months ended September 30, 2011 to $93,213 for the nine months ended September 30, 2012. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $708,484 for the nine months ended September 30, 2012 as compared to the loss from operations of $952,830 for the nine months ended September 30, 2011 due mainly due as a result of costs reduction measures to reduce operating costs.

NET INCOME (LOSS)

Net income for the nine months ended September 30, 2012, was $539,805 which increased by $1,789,993 (143%) from net loss of $1,250,188 for the nine months ended September 30, 2011. The significantly increase was partly due to a gain of $311,890 from disposal of investment, and fair value adjustment for equities held for trading from a gain of $860,100 was earned for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $49,230 at September 30, 2012 as compared to cash of $219,348 at December 31, 2011.

During the nine months ended September 30, 2012, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $1,163,161 and $584,406 in marketable securities as of September 30, 2012 and December 31, 2011 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $49,230 and $219,348 at September 30, 2012 and December 31, 2011, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended September 30, 2012 as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

None

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

WE GENERATED A NET INCOME OF $539,805 AND LOSS OF $1,250,188 BEFORE TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net income before taxes of $539,805 for the nine months ended September 30, 2012 compared to a consolidated net loss before taxes of $1,250,188 during 2011. We realized a negative cash flow from operating activities of $731,082 for the nine months ended September 30, 2012 compared to $800,518 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we had an accumulated deficit of $40,325,665 and a working capital deficiency of $1,654,599 compared to an accumulated deficit of $40,757,707 and a working capital deficiency of $2,445,659 for the year ended December 31, 2011. At at September 30, 2012, we had a stockholders' surplus of $195,261 compared to a stockholders' deficit of $578,709 as at December 31, 2011. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

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

Amaru, Inc. (Registrant)

November 14, 2012	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

