Form 10-K/A
period 2011-12-31
AMARU INC
filed 2013-05-16
CIK 1139822

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

         No cash dividends were declared in any of the years shown below:

                                                    Years Ended December 31,
                                                 ------------------------------
                                                       2011           2010
                                                 ------------------------------
STATEMENT OF OPERATIONS DATA:

Revenues (1)                                   $         4,462    $      48,382

Cost of Services                                       121,555          248,573

Gross Profit (Loss)                                   (117,093)        (200,191)

Operating income (loss)                             (1,283,298)      (1,504,063)

Net Income (loss)                                   (2,103,157)      (2,146,613)

Basic and diluted income (loss) per share               (0.011)          (0.013)

Shares used in computing basic and
  diluted income/loss per common share             194,151,682       171,361,807

BALANCE SHEET DATA:

Working Capital (Deficit)                           (2,744,354)      (2,308,861)

Total Assets                                         2,671,307        3,332,345

Long-term obligations                                   15,959            24,765

Stock holders' (Deficit) Equity                     (1,169,977)         (141,597)

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

         - Loss from operations was $1,283,298 in 2011 compared with loss of
           $1,504,063 in 2010.

         - Net loss was $2,103,157 in 2011 compared with loss of $2,146,613 in
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
         2011.

BAD DEBTS WRITTEN OFF

         The following table sets forth a year-over-year comparison of the
         Company's bad debts written off:

                   YEAR ENDED DECEMBER 31                      VARIANCE
                                                             2011 VS. 2010
                   2011              2010                $                %
                   ----              ----          ------------       --------
BAD DEBTS
WRITTEN OFF       $4,471            $--             $ 4,471             100%

         The  bad  debts  written  off in 2011 were primarily attributed to the write  off  of  the long outstanding balance of $4,471 from previous accounts receivable and other debtors.

         GENERAL AND ADMINISTRATIVE EXPENSES

         The following table sets forth a year-over-year comparison of the
         Company's general and administrative expenses:

                      YEAR ENDED DECEMBER 31                    VARIANCE
                                                              2011 VS. 2010
                      2011              2010                 $             %
                      ----              ----             ---------      -------
TOTAL GENERAL AND     $1,083,142       $1,263,422        $(180,280)     (14%)
ADMINISTRATIVE
EXPENSES

         ADMINISTRATION EXPENSES FOR THE YEAR ENDED DECEMBER 31, 2011 AT
         $1,083,142 WERE LOWER BY $(180,280) (14%) AS COMPARED TO THE AMOUNT OF
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
                  WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO
                  REDUCE OPERATING COSTS

         (LOSS) INCOME FROM OPERATIONS

         The following table sets forth a year-over-year comparison of the
         Company's income from operations:

                                                    Year Ended December 31
                                                 2011                  2010
                                                 ----                  ----
         (LOSS) INCOME FROM OPERATIONS        $(1,283,298)       $(1,504,063)

         THE COMPANY INCURRED A LOSS FROM OPERATIONS OF $1,283,298 OR THE YEAR
         ENDED DECEMBER 31, 2011 AS COMPARED TO THE LOSS FROM OPERATIONS OF
         $1,504,063 FOR THE YEAR ENDED DECEMBER 31, 2010. THE DECREASE
         WAS MAINLY DUE AS A RESULT OF COSTS REDUCTION MEASURES TO REDUCE
         OPERATING COSTS

         NET INCOME (LOSS)

         The following table sets forth a year-over-year comparison of the
         Company's net income (loss):

                                                    Year Ended December 31
                                                 2011                  2010
                                                 ----                  ----
         Net income (Loss)                   $(2,103,157)       $(2,146,613)

         NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2011, WAS $2,103,157 WHICH
         DECREASED BY $43,456 (2%) FROM NET LOSS OF $2,146,613 FOR THE
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

         In summary of the sources and use of cash, the Company had raised
         $1,074,777 through equity financings in fiscal year 2011. The cash generated from financing activities totaling $1,256,984 was used to cover the Company's operations for fiscal year 2011.

         There was net cash used in operating activities of $1,256,330 and
         $1,389,494, for each of the two years in 2011 and 2010, respectively.
         The decrease of $133,164 for net cash used in operating activities in
         2011 as compared to 2010 was mainly due to reduction of payments to the
         Company's suppliers.

         There was net cash used in investing activities of $2,489 and $13,567 for each of the two years in 2011 and 2010, respectively. The decrease of $11,131 for net cash used in investing activities in 2011 as compared to 2010 was mainly due to no acquisition of equipment and intangible assets.

         There was net cash provided by financing activities of $1,256,984 and
         $1,267,857 for each of the two years in 2011 and 2010, respectively.
         The decrease of $10,873 for net cash provided by financing activities in 2011 as compared to 2010 was mainly due to a lower sum of financing raised through related parties.

         The Company's intention in fiscal year 2012 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans. To date, the Company has raised $234,165.44 for 2012, and is expected to raise more new funding during the year. This new funding coupled with its cash as at December
         31, 2011 should be able to cover operating expenses for the fiscal year
         2012, and the Company believes that it should be able to raise additional funding for the next fiscal year.

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
           10.1             Sale and Purchase Agreement dated January 15, 2007.**
           14.1             Code of Ethics of the Company*
           14.2             Code of Ethics of Senior Officers of the Company*
           21.1             Company's Subsidiaries****
           23.1             Consent of MendozaBerger & Company****
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

         ****     Previously filed with the Securities and Exchange Commission on Form 10-K for the fiscal year ended December 31, 2011.

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
                              Date:  May 15, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leong Hin Chua      President, CEO, Interim CFO and Director    Date: May 15, 2013
----------------------  (Principal Executive Officer and
Leong Hin Chua          Principal Financial officer)

/s/ Sakae Torisawa      Director and Chairman of the                Date: May 15, 2013
----------------------  Board of Directors
Sakae Torisawa

/s/ Percy Chua Soo Lian Director                                    Date: May 15, 2013
-----------------------
Percy Chua Soo Lian

Amaru, Inc. and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended DECEMBER 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amaru, Inc.

We have audited the accompanying consolidated balance sheet of Amaru, Inc. and subsidiaries . (the "Company") as of December 31, 2011 and the related consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Amaru, Inc. and subsidiaries as of December 31, 2010 were audited by other auditors who have ceased operations. Those auditors expressed a going concern opinion on those financial statements in their report dated April 15, 2011.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. and Subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2011 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling $42,332,752 at December 31, 2011, the Company’s continued losses from operations and the difficulty it has had in raising adequate additional financing. These conditions and the Company's lack of significant revenue, raise substantial doubt about the Company’s ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

As discussed in Note 14 to the consolidated financial statements, the accompanying 2011 consolidated financial statements have been restated.

Wei, Wei & Co., LLP.

/s/ Wei, Wei & Co., LLP

Flushing, New York

May 15, 2013

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

As of DECEMBER 31, 2011 and 2010

ASSETS	December 31, 2011	December 31, 2010
	(Restated)
Current assets
Cash	$219,348	$221,183
Accounts receivable, net of allowance of $261,532 and $262,214 at December 31, 2011 and 2010, respectively	12,885	12,295
Equity securities held for trading	584,406	617,215
Other current assets	264,332	289,623

Total current assets	1,080,971	1,140,316

Non-current assets
Property, plant and equipment, net	39,796	348,916
Associate	37	37
Investments - net	1,550,503	1,843,076

Total non-current assets	1,590,336	2,192,029

TOTAL ASSETS	$2,671,307	$3,332,345

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)

DECEMBER 31, 2011 and 2010

LIABILITIES AND stockholders’ EQUITY	December 31, 2011	December 31, 2010
	(Restated)
Current liabilities
Accounts payable and accrued expenses	$1,012,886	$827,750
Advances from related parties	300,465	102,682
Capital lease payable – short term	11,974	18,745
Convertible term loan	2,500,000	2,500,000

Total current liabilities	3,825,325	3,449,177

Non-current liabilities
Capital lease payable – long term	15,959	24,765

Total liabilities	3,841,284	3,473,942

Stockholders’ equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 5,081,951 & 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	5,082	–
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 and 179,666,062 shares issued and outstanding at December 31, 2011 and 2010, respectively	194,657	179,666
Additional paid-in capital	42,565,234	41,510,530
Accumulated deficit	(41,322,752)	(39,425,386)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,410,627	3,233,216
Noncontrolling interests	(3,580,604)	(3,374,813)

Total stockholders’ (deficit)	(1,169,977)	(141,597)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,671,307	$3,332,345

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010
	(Restated)
Revenues	$4,462	$48,382
Cost of services	(121,555)	(248,573)

Gross (loss)	(117,093)	(200,191)

Operating expenses
Distribution costs	78,592	40,450
Bad debts written off	4,471	–
Administrative expenses	1,083,142	1,263,422

Total expenses	1,166,205	1,303,872

(Loss) from operations	(1,283,298)	(1,504,063)

Other income (expense)
Interest expenses	(187,396)	(69,534)
Interest income	104	46
Impairment loss on investment	(492,437)	(875,673)
Equipment written off	(113,635)	–
Net change in fair value of equities held for trading	(32,809)	290,235
Other	6,314	12,376

(Loss) before income taxes	(2,103,157)	(2,146,613)
(Provision) benefit for income taxes	–	–

Net (Loss)	(2,103,157)	(2,146,613)
Less: noncontrolling interest	(205,791)	(157,233)

Net (loss) attributable to common stockholders	(1,897,366)	(1,989,380)

Earnings per share, basic	(0.011)	(0.013)
Earnings per share, diluted	(0.011)	(0.013)
Weighted average shares outstanding , basic	194,151,682	171,361,807
Weighted average shares outstanding , diluted	194,151,682	171,361,807

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2009	–	$–	165,856,168	$165,856	$40,354,672	$(37,436,006)
Subscribed common stock issued	–	–	13,809,894	13,810	1,155,858	–
Subscribed preferred stock issued	–	–	–	–	–	–
Net loss	–		–			(1,989,380)

Balance at December 31, 2010	–	$–	179,666,062	$179,666	$41,510,530	$(39,425,386)

Subscribed common Stock issued	–	–	14,990,648	14,991	297,593	–
Subscribed preferred Stock issued	5,081,951	5,082	–	–	757,111	–
Net income	–		–			(1,897,366)

Balance at December 31, 2011 (Restated)	5,081,951	$5,082	194,656,710	$194,657	$42,565,234	$(41,322,752)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Accumulated other comprehensive income
	Currency translation reserve	Fair value reserve	Minority interest	Total shareholders’ equity
Balance at December 31, 2009	$12,927	$955,479	$(3,217,580)	$835,348
Subscribed common stock issued
Subscribed preferred stock Issued	–	–	–	1,169,668
Net loss	–		(157,233)	(2,146,613)

Balance at December 31, 2010	$12,927	$955,479	$(3,374,813)	$(141,597)

Subscribed common Stock issued	–	–	–	312,584
Subscribed preferred Stock issued	–	–	–	762,193
Net income	–		(205,791)	(2,103,157)

Balance at December 31, 2011 (Restated)	$12,927	$955,479	$(3,580,604)	$(1,169,977)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	2011	2010
	(Restated)
Cash flows from operating activities
Net (loss)	$(2,103,157)	$(2,146,613)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Amortization	–	70,301
Depreciation	200,718	304,567
Bad debts expense	4,471	–
Equipment written off	110,890	–
Impairment loss on investment	292,573	875,673
Net change in fair value of equities held for trading	32,809	(290,235)
Change in operating assets and liabilities
(Increase) in accounts receivable	(590)	(12,295)
Decrease (increase) in other current assets	20,820	(102,492)
Increase (decrease) in accounts payable	185,136	(88,400)

Net cash (used in) operating activities	(1,256,330)	(1,389,494)

Cash flows from investing activities
Acquisition of equipment	(2,489)	(10,523)
Acquisition of intangible assets	–	(3,097)
Acquisition of associate	–	(37)

Net cash (used in) investing activities	(2,489)	(13,657)

Cash flows from financing activities
Receipts from disposal of investment	197,783	102,682
Repayment of obligation under capital lease	(15,576)	(4,493)
Issuance of common stock for cash	312,584	1,169,668
Issuance of preferred stock for cash	762,193	–

Net cash provided by financing activities	1,256,984	1,267,857

See accompanying notes to the consolidated financial statements.

F-8

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011 and 2010

	DECEMBER 31, 2011	DECEMBER 31, 2010

Net cash used	(1,835)	(135,294)
Cash and cash equivalents at beginning of period	221,183	356,477

Cash and cash equivalents at end of period	$219,348	$221,183

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$2,330

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

1. ORGANIZATION

Amaru, Inc. and Subsidiaries (the "company") is in the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (personal digital assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and e-commerce.

The Company was also in the business of digit gaming (lottery). The license has been suspended.

The key business focus of the company is to establish itself as the provider and creator of a new generation of entertainment-on-demand and e-commerce channels on broadband, and 3G (third generation) devices.

The Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAS and 3G hand phones.

The Company's business model in the area of broadband entertainment includes e-services, which would provide the company with multiple streams of revenue. such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; on-line dealerships and pay per view services.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The consolidated financial statements include the financial statements of Amaru, inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810 consolidation of variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 860.

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. The Company has sustained. The Company has an accumulated deficit of $41,322,752 and $39,425,386 at December 31 2011 and 2010, respectively. The Company also has a working capital deficit of $2,744,354 and $2,308,861 at December 31, 2011 and 2010, respectively. The Company has had difficulty in rising adequate additional funding.

The items discussed above raise substantial doubt about the Company's to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and returning to profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less as of the date of purchase to be cash equivalents.

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company’s primary exposure to credit risk arises through its accounts receivable. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies.

Inventory

Inventories are carried at the lower of cost or and net realizable value. Cost is calculated using the first-in, first-out ("FIFO") method and comprises all costs of purchase, costs of conversion and other costs incurred in bringing the inventories to their present location and condition. Inventories comprised primarily of finished products used in the Company's IPTV service.

Property and equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the assets value or extend the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred. The estimated useful lives of the assets range from 3 to 5 years.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company most recently completed an impairment evaluation in the fourth quarter of fiscal year 2009. The film library was determined to be impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets. Based upon the analysis the Company determined that carrying amount of the film library exceeded its fair value by $19,166,406, as reflected Note 7.

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

The results and assets and liabilities of associates are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments in associates are carried in the consolidated balance sheets at cost as adjusted for post-acquisition changes in the Company's share of the net assets of the associate, less any impairment in the value of individual investments. Losses of an associate in excess of the group's interest in that associate (which includes any long-term interests that, in substance, form part of the Company's net investment in the associate) are not recognized, unless the group has incurred legal or constructive obligations or made payments on behalf of the associate.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the associate recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognized immediately in the consolidated profit and loss statement of operations, the Company currently has no goodwill related to associates.

Where a consolidated entity transacts with an associate, profits and losses are eliminated to the extent of the group's interest in the relevant associate.

Equity method investment

An Equity Method Investment is an entity over which the group has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies. In accordance with ASC Section 323, results and assets and liabilities of Equity Method Investments are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments are carried in the consolidated balance sheet at cost as adjusted for post-acquisition changes in the group's share of the net assets of the Equity Method Investment, less any impairment in the value of individual investments. Losses of an Equity Method Investment in excess of the group's interest in that Equity Method Investment (which includes any long-term interests that, in substance, form part of the Company's net investment in the Equity Method Investment) are not recognized, unless the group has incurred legal or constructive obligations or made payments on behalf of the Equity Method Investment.

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

Where a consolidated entity transacts with an Equity Method Investee of the group, profits and losses are eliminated to the extent of the consolidated interest in the relevant Equity Method Investments.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities". Equity securities held for trading as of December 31, 2011 and 2010 were $584,406, and $617,215, respectively. The changes relates to an unrealized loss of $32,809 and gain of $290,235, for December 31, 2011 and 2010, respectively.

Available-for-sale securities are carried at fair value with unrealized gains and losses, net of related tax, if any, reported as a component of other comprehensive income (loss) until realized. Realized gains and losses from the sale of available-for-sale securities are determined on a specific-identification basis. A decline in the market value of any available-for-sale security below cost that is deemed to be other than temporary will result in an impairment, which is charged to operations.

Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company's cost method investments include companies involved in the broadband and entertainment industry. The Company uses available qualitative and quantitative information to evaluate all cost method investments for impairments at least annually. An impairment is booked when there is an other-than-temporary difference between the carrying amount and the fair value of the investment that would result in a loss.

Valuation of long-lived assets

The Company accounts for long-lived assets under ASC 360,"Accounting for the Impairment or Disposal of Long-lived Assets". Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Level 1 Inputs – Unadjusted quoted market prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2 Inputs – Quoted prices in markets that not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2011:

	Total	Level 1	Level 2	Level 3	Level 4

Assets:
Equity securities held for trading	$584,406	$584,406	$–	$–	$–
	$584,406	$584,406	$–	$–	$–

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	2011		2012
	Cost	Fair value	Cost	Fair Value
Cash and cash equivalents	$219,348	$219,348	$221,183	$221,183
Equity securities held for trading	584,406	584,406	617,215	617,215
Other current assets	264,332	264,332	289,623	289,623
Investments	2,718,749	1,550,503	2,718,749	1,843,076
Advances from related parties	300,465	300,465	102,682	102,682
Capital lease payable	27,933	27,933	43,510	43,510
Convertible term loan	2,500,000	2,500,000	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value as of December 31 2011 and 2010 were $1,550,503 and $1,726,940, respectively, in the consolidated balance sheets. The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost as of December 31 2011 and 2010 were $0 and $116,136, respectively. In 2011, all investments were classified as long term with $1,550,503 as its fair value.

Advances from related party

Advances from a director and related party of $300,465 at December 31, 2011 are unsecured, non-interest bearing and payable on demand.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lesser of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the years ended December 31, 2011 and 2010.

Foreign currency translation

Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the statements of operations accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

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

Website advertising revenue is recognized on a cost per thousand impressions (CPM) or cost per click (CPC), and a flat-fee basis. The Company earns CPM or CPC revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period. Revenue from flat-fee services is based on a customer's period of contractual service and is recognized on a straight-line basis over the term of the contract. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Costs of services

The cost of services pertaining to advertising and sponsorship revenue and subscription and related services is the cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period they were incurred.

Income taxes

Deferred income taxes are determined using the liability method in accordance with ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Earnings (loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. No dilutive shares are included if there is a loss because their inclusion would be antidilutive. The Company has no common stock equivalents, which would dilute earnings per share.

Fair value of financial instruments

The carrying amounts for the Company's cash, other current assets, accounts payable, advances from related parties accrued expenses and other liabilities approximate their fair value due to their short term nature. Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. Trading securities are held at fair value based upon prices quoted on an exchange.

Advertising

The cost of advertising is expensed as incurred. For the year ended December 31, 2011 and 2010, the Company incurred advertising expenses of $9,341 and $7,011 respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2010, the FASB issued Accounting Standards Update 2010-10, Consolidation (Topic 10): Amendments for Certain Funds. ASU 2010-10 defers the effective date of certain amendments to the consolidation requirements of ASC Topic 810, Consolidation, resulting from the issuance of FAS 167, Amendments to FASB Interpretation No. 46(R). Specifically, the amendments to the consolidation requirements of Topic 810 resulting from the issuance of FAS 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company; or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The ASU does not defer the disclosure requirements in FAS 167 amendments to Topic810. The amendments in this ASU are effective as of the beginning of a reporting entity's first annual period that begins after November 15, 2009, and for interim for interim periods within that first annual reporting period. Early application did not permitted. The provisions of ASU 2010-10 is not expected to have an impact on the Company's financial statements.

In February 2010, the FASB issued Accounting Standards Update 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU 2010-09 removes the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose nboth the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. In addition, the amendments in the ASU requires an entity that is a conduit bond obligor for conduit debt securities that are traded in a public market to evaluate subsequent events through the date of issuance of its financial statements and must disclose such date. All of the amendments in the ASU were effective upon issuance (February 24, 2010) except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The provisions of ASU 2010-09 did not have a material impact on the Company's financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In January 2010, the FASB issued two ASU's that (1) codify SEC Observer comments made at the June 2009 EITF meeting and (2) make technical corrections to several SEC sections of the FASB Codification. In general, the two ASU's, do not change existing practice. ASU 2010-05, Compensation--Stock Compensation (Topic 718)--Escrowed Share Arrangements and the Presumption of Compensation, codifies EITF Topic D-110, Escrowed Share Arrangements and the Presumption of Compensation, which provides the SEC staff's view on when an escrowed share arrangement involving shareholders is presumed to be compensatory and the factors to consider when analyzing whether that presumption has been overcome. The SEC Observer announced the views captured in EITF Topic D-110 at the June 2009 EITF meeting. ASU 2010-04, Accounting for Various Topics--Technical Corrections to SEC Paragraphs, primarily includes technical corrections to various topics containing SEC guidance as a result of recently-issued authoritative guidance and updates for Codification references. These two ASU's did not have an impact on the Company's financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In January 2010, the FASB issued ASU No. 2010-02, Consolidation (Topic 810) - Accounting and Reporting for Decreases in Ownership of a Subsidiary - A Scope Clarification. This ASU clarifies that the scope of the decrease in ownership provisions of Subtopic 810-10 and related guidance applies to (1) a subsidiary or group of assets that is a business or nonprofit activity; (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). ASU 2010-02 also clarifies that the decrease in ownership guidance in Subtopic 810-10 does not apply to: (a) sales of in substance real estate; and (b) conveyances of oil and gas mineral rights, even if these transfers involve businesses. The amendments in this ASU expand the disclosure requirements about deconsolidation of a subsidiary or derecognition of a group of assets. ASU 2010-02 is effective beginning in the period that an entity adopts FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB 51 (now included in Subtopic 810-10). If an entity has previously adopted Statement 160, the amendments are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in ASU 2010-02 should be applied retrospectively to the first period that an entity adopts Statement 160. The provisions of ASU 2010-02 did not have an impact on the Company’s financial statements.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy. To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Company is currently assessing the impact that the adoption will have on its financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in

December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 did not have a material impact on the Company's financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

4. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	DECEMBER 31, 2011	DECEMBER 31, 2010

Quoted equity security, at fair value.	$584,406	$617,215

The fair value of the quoted security is based on the quoted closing market price as of December 31, 2011 and 2010. The investment in the quoted equity security at fair value includes a loss of $32,809 for the year ended December 31, 2011 and a gain of $290,235 for the year ended December 31, 2010.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Prepayments	$47,026	$59,454
Deposits	29,808	54,303
Other receivables	187,498	175,866
	$264,332	$289,623

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Office equipment	$925,910	$1,034,311
Motor vehicles	91,190	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,948,128	2,056,529
Accumulated depreciation	(1,908,332)	(1,707,613)
	$39,796	$348,916

Depreciation expense was $200,718 for the year ended December 31, 2011 and $304,567 for the year ended December 31 2010.

7. FILM LIBRARY

Film library consist of the following:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,521,949)
	19,166,406	19,164,782
Impairment of film library	(19,166,406)	(19,164,782)
Film library	$–	$–

Amortization expense was $0 for the year ended December 31, 2011 and $3,097 for the year ended December 31, 2010 respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

Amortization expense was $0 for the year ended December 31, 2011 and 2010, Respectively.

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Current:
Unquoted securities	$–	$–
	–	–
Non-current:
Unquoted securities	–	116,136
Unquoted securities	1,550,503	1,726,940
	$1,550,503	$1,843,076

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. Management review this investment and has totally impaired its investment for the years ended December 31, 2011.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

9. INVESTMENTS – NET (continued)

The Company's $2,602,613 investment at cost operates in Cambodia. During the year ended 2010, the Company decided to hold this investment for a period greater than one year and as such has reclassified it to long term. This investment is subject to numerous risks, including:

-difficulty enforcing agreements through the Cambodia's legal system;

-general economic and political conditions in Cambodia; and

-the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

The occurrence of any one of the above risks could harm equity method investment's business and results of operations. Management reviews this investment on a quarterly basis and has reported an impairment loss of $492,437 and $875,673 for the years ended December 31, 2011 and 2010,respectively.

10. COMMITMENTS

Capital Leases

The Company leases equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2011 and 2010. Interest rates on capitalized leases is fixed at 2.85%.

The following summarizes the Company's capital lease obligations at December 31, 2011:

	DECEMBER 31, 2011	DECEMBER 31, 2010

Future minimum lease payments	$33,508	$51,682
Less: amount representing interest	(5,575)	(8,172)

Present value of net minimum lease payments	27,933	43,510
Less: current potion	(11,974)	(18,745)
	$15,959	$24,765

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

10. COMMITMENTS (continued)

At December 31, 2011, total future minimum lease commitments under such leases are as follows:

Year Ending December 31,	Amount

2012	$11,974
2013	11,974
2014	3,986
$27,934

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2013. Total rental expense on operating leases for the year ended December 31, 2011 and 2010 was $106,554 and $185,391, respectively. The Company leases one of its offices at a monthly rental of approximately $9,200 under an operating lease which expired on August 14. As of December 31, 2011, the future minimum lease payments are as follows:

For the year ended
December 31,

2012	$110,837
2013	$110,837
2014	$69,273
$290,947

11. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately $4,575,000 in deferred tax assets as of December 31, 2011 and provided a valuation allowance of $4,575,000 as of December 31, 2011.

The Company had available approximately $8,200,000 of unused U.S. net operating loss carry-forwards at December 31, 2011, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

11. INCOME TAXES (continued)

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

12. LOAN AND BORROWINGS

	DECEMBER 31, 2011	DECEMBER 31, 2010

Current:
Convertible loan	$2,500,000	$2,500,000
	$2,500,000	$2,500,000

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

13. SUBSEQUENT EVENTS

The following subsequent events have occurred through the filing date of this report, May 15, 2013.

As of March 16, 2012, the Company issued a total of 424,968 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $63,745, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock

Management evaluated all activity of the Company and concluded that there were no other subsequent events to disclose.

14. Restatement of Consolidated Financial Statements

In May 2013, management become aware that prior auditor pull off their opinion of financial position of Amaru Inc. and subsidiaries as of December 31 2011.

The Company has restated the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income (loss), stockholders’ equity as of and for the December 31, 2011. The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the period noted, the increase (decrease)in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Consolidated Balance Sheet

	December 31, 2011
	(Unaudited)
	U.S.$
	As Previously Reported	Effect of Restatement	Restated

Current assets

Cash	$219,348	–	219,348
Accounts receivable, net of allowance of $261,532 and $262,214 at December 31, 2011 and 2010, respectively	12,885	–	12,885
Equity securities held for trading	584,406		584,406
Other current assets	166,782	97,550	264,332

Total current assets	983,421	97,550	1,080,971

Non-current assets
Property, plant and equipment, net	39,797	(1)	39,796
Associate	37	–	37
Investments - net	1,843,076	(292,573)	1,550,503
Total non-current assets	1,882,910	(292,574)	1,590,336

TOTAL ASSETS	2,866,331	(195,024)	2,671,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$816,641	$196,245	$1,012,886
Advances from related parties	100,465	200,000	300,465
Capital lease payable – short term	11,974	–	11,974
Convertible term loan	2,500,000	–	2,500,000
		–
Total current liabilities	3,429,080	396,245	3,825,325

Non-current liabilities		–
Capital lease payable – long term	15,960	(1)	15,959

Total liabilities	3,445,040	396,244	3,841,284

Stockholders’ equity		–
Preferred stock (par value $0.001) 25,000,000 shares authorized; 5,081,951 & 0 shares issued and outstanding at December 31, 2011 and 2010, respectively	5,082	–	5,082
Common stock (par value $0.001) 400,000,000 Shares authorized; 194,656,710 and 179,666,062 shares issued and outstanding at December 31, 2011 and 2010, respectively	194,657	–	194,657
Additional paid-in capital	42,565,234	–	42,565,234
Accumulated deficit	(40,757,707)	(565,045)	(41,322,752)
Accumulated other comprehensive income	968,406	–	968,406

Total Amaru Inc.’s stockholders’ equity	2,975,672	(565,045)	2,410,627
Noncontrolling interests	(3,554,381)	(26,223)	(3,580,604)
		–
Total stockholders’ (deficit)	(578,709)	(591,268)	(1,169,977)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,866,331	$(195,024)	$2,671,307

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Consolidated Statement of Income and Other Comprehensive Income (Loss)

	For the year ended December 31, 2011 (Unaudited)
	U.S.$
	As Previously Reported	Effect of Restatement	Restated

Revenues	$4,462	$–	$4,462
Cost of services	(121,555)	–	(121,555)
Gross (loss)	(117,093)	–	(117,093)

Operating expenses
Distribution costs	78,592		78,592
Bad debts written off	80,337	(75,866)	4,471
Administrative expenses	1,095,977	(12,835)	1,083,142

Total expenses	1,254,906	(88,701)	1,166,205

(Loss) from operations	(1,371,999)	88,701	(1,283,298)

Other income (expense)
Interest expenses	(2,609)	(184,787)	(187,396)
Interest income	104	–	104
Impairment loss on investment	–	(492,437)	(492,437)
Equipment written off	(110,890)	(2,745)	(113,635)
Net change in fair value of equities held for trading	(32,809)	–	(32,809)
Other	6,314	–	6,314

(Loss) before income taxes	(1,511,889)	(591,268)	(2,103,157)
(Provision) benefit for income taxes	–	–	–

Net (Loss)	$(1,511,889)	$(591,268)	$(2,103,157)
Less: noncontrolling interest	(179,568)	(26,223)	(205,791)

Net (loss) attributable to common stockholders	$(1,332,321)	$(565,045)	$(1,897,366)

Earnings per share, basic	(0.008)	(0.003)	(0.011)
Earnings per share, diluted	(0.008)	(0.003)	(0.011)
Weighted average shares outstanding , basic	194,151,682	–	194,151,682
Weighted average shares outstanding , diluted	194,151,682	–	194,151,682

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

Consolidated Statement of Cash Flows

	For the year ended 31, 2011 (Unaudited)
	U.S.$
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities
Net (loss)	$(1,511,889)	$(591,268)	$(2,103,157)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Amortization	–	–	–
Depreciation	200,718	–	200,718
Bad debts expense	80,337	(75,866)	4,471
Equipment written off	110,890	–	110,890
Impairment loss on investment	–	292,573	292,573
Net change in fair value of equities held for trading	32,809	–	32,809
Change in operating assets and liabilities
(Increase) in accounts receivable	(590)	–	(590)
Decrease (increase) in other current assets	42,504	(21,684)	20,820
Increase (decrease) in accounts payable	(11,109)	196,245	185,136

Net cash (used in) operating activities	(1,056,330)	(200,000)	(1,256,330)

Cash flows from investing activities
Acquisition of equipment	(2,489)	–	(2,489)
Acquisition of intangible assets	–	–	–
Acquisition of associate	–	–	–

Net cash (used in) investing activities	(2,489)	–	(2,489)

Cash flows from financing activities
Payable to related parties	(2,217)	2,217	–
Receipts from disposal of investment	–	197,783	197,783
Repayment of obligation under capital lease	(15,576)	–	(15,576)
Issuance of common stock for cash	312,584	–	312,584
Issuance of preferred stock for cash	762,193	–	762,193

Net cash provided by financing activities	1,056,984	200,000	1,256,984

Net cash used	(1,835)	–	(1,835)
Cash and cash equivalents at beginning of period	221,183	–	221,183

Cash and cash equivalents at end of period	$219,348	$–	$219,348

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–	$–

