Form 10-K
period 2012-12-31
AMARU INC
filed 2013-06-05
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ________

COMMISSION FILE NUMBER: 0-32695

AMARU, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0490089
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

62 CECIL STREET, #06-00 TPI BUILDING, SINGAPORE 049710

(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (65) 6332 9287

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of each exchange on which registered
NONE	NONE

Securities Registered Pursuant to Section 12(g) of the Act:

Title of class

COMMON STOCK

$0.001 Par Value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.      Yes |_|          No |X|

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes |_|          No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes |X|          No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |X|          No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|	Accelerated filer |_|	Non-accelerated filer |_|	Smaller reporting company |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes |_|           No |X|

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter. As of May 31, 2013, the aggregate market value of the voting common equity held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of May 31, 2013 at $0.01 per share as reported by the FINRA OTC BB was $1,761,653.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 199,990,043 as of May 31, 2013. The registrant has no outstanding non-voting common equity.

DOCUMENTS INCORPORATED BY REFERENCE

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

None

Amaru, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

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

Globally, Amaru, Inc. is expanding through several of its subsidiaries, including:

1. M2B World, Inc.	-	focuses on the US market

2. M2B World Asia Pacific Pte. Ltd.	-	oversees the Asia Pacific business and directs
the Asian markets through this office and
representative office in Chengdu, China

3. M2B Australia Pty. Ltd.	-	oversees Oceania markets

4. M2B Commerce Limited	-	focuses on digit games in Cambodia

5. Amaru Holdings Limited	-	focuses on content syndication and distribution
in areas other than Asia Pacific region

6. M2B World Holdings Limited	-	focuses on content syndication and distribution
in Asia Pacific region

7. M2B World Pte. Ltd.	-	provides management services to fellow
subsidiaries of the Company

8. Tremax International Limited	-	operates as an investment holding company

9. M2B World Travel Limited	-	oversees online travel and related business

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

3G devices globally.

COMPETITIVE STRENGTHS

The Company's competitive strengths are:

•	CONTENT LIBRARY

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

•	GLOBAL VIDEO STREAMING NETWORK

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

•	MULTIPLE REVENUE STRENGTHS

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

•	KEY ALLIANCES

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

GROWTH STRATEGIES

The Company's growth strategies consist of:

•	Continuing to build its library of content rights on the broadband to provide sustained high quality on-demand video-based entertainment and e-commerce that will maintain and grow its worldwide base of viewers.

•	Penetrating new markets to deliver M2B and WOWtv branded content to any screen including PC, 3G and TV, as well as wireless mobile devices like PDAs and to establish new delivery channels to meet the changing preferences of viewers and consumers, worldwide.

•	Capitalize on its growing worldwide viewer and consumer base by aggressively signing up subscribers, as well as advertisers onto its on-demand interactive broadband delivery channels for entertainment, online games and e-commerce.

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

The new enhanced site, WOWtv NEW is expected to customize user experience through expanded features. These features include:

High Definition streaming

•	New Community and User Generated Content

•	Live TV broadcast

•	Social Networking

All these features compliment the existing extensive VOD service available on WOWtv.

The service was also designed into two main tiers, namely:

•	Free Tier - Web TV channels are provided free to viewers without the need to register and are advertising supported.

•	Subscription Tier - Web TV channels are provided to registered subscribers for a pay-per-view fee.

The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to add value to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead. No such revenues were received yet in fiscal year ended December 31, 2012.

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

SERVICES: Broadband technology allows us to deliver the following services:

•	Video-on-demand (VOD) services that enable individuals to select videos from a Central Server, on-demand 24 hours a day, 7 days a week, for viewing on:

•	Television screens (Set top Box Technology), including connected TV

•	PCs (Digital Subscriber Line (DSL) Technology) and mobile internet devices

•	Personal Digital Assistants(PDA), 3G and 4G hand phones (Wireless Technology)

•	E-Commerce or online purchases - linked interactively to the VOD platforms on broadband. Consumers choose to buy products online as they watch the videos.

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

Products: We offer the following products on the VOD platform:

•	Entertainment - Consumers access movies, music, glamour and fashion, lifestyle (hobbies, cooking, and personalities), documentaries, sports, health and fitness and others. They can choose from a large number of different channels depending on their interests or lifestyle preferences.

•	E-Commerce - Consumers can purchase products online, view videos on a pay-per-view basis and make payments online.

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

ONGOING DEVELOPMENTS

Moving on from 2012's initiatives, the Company's target markets are all Telcos, TV Channels, and ISPs, Smart TV, Smart Phone and Tablet manufacturers :

A.	Selling Contents to local and regional Telcos. The Company has contracts with Singtel and Starhub in Singapore. It is currently in discussion with regional Telcos in Malaysia, Indonesia, India, Vietnam, Middle East and China for Content cooperation.

B.	Contents sales to TV Stations - Singapore Starhub TV Channel and Malaysia, Cambodia and Myanmar. The Company is working on developing content sales in the above countries, however, no sales have been made so far.

C.	Bulk Sales of Contents to ISPs in South East Asia. The Company is working on the above referenced bulk sales in South East Asia, however, no sales materialized so far.

D.	Value-added Services and Mobile TV for the telecom operators. The Company has partnered with Value-added Services operators to work together in Asia Pacific region.

E.	Creating Distribution Platforms for the Contents across various Smart TV, Smart Phones and Tablets.

F.	Working closely with iDA for various New Projects related to Content Hub and WOWtv services on various platforms

Specific Country Focus

A.          China

The Company is currently the only foreign listed Content Company for China Mobile (with 600 million subscribers). The Content censorship and approval process will take to the middle of 2012 in order to start providing contents to China.

B.          Vietnam

The Company signed agreement with Nokia to roll out WOWtv applications on Nokia smartphones. The Company is working with other Telecom operators and broadcasters for providing contents and over-the-top content solutions for the local market. The Company has also signed a non-exclusive agreement with a Vietnamese company for Vietnam market in exploring content business in the local market for both selling and procuring.

C.          Myanmar

The Company has worked on the ground to sell bulk contents to Myanmar TV Channels, however, no sales has been made yet.

D.          India/Sri Lanka/Maldives

As the Company sees the huge market in India, it is exploring integrating the Company's online contents for the Indian market.

The Company is planning to enter into the Indonesian, Sri Lankan, Malaysian and Maldives Media market in the 2nd Quarter of 2013. The Company is working with local partners for bundling the local contents with WOWtv's over-the-top content solutions

The Company is working towards partnering with various Indian Content Providers, Owners and distributors for Indian content targeted for expat channel under WOWtv.

E.          Singapore

The Company has signed a yearly renewable contract with Yahoo for providing content on daily basis.

The Company has signed an agreement with Google for providing WOWtv channel under YouTube for advertisement based revenue.

The Company has also signed an agreement with LG Electronics for providing WOWtv Smart TV Apps to their Smart TV for 9 countries in Asia Pacific.

The Company has also signed an agreement with Opera Software for providing WOWtv on SONY Smart TV Apps to their Smart TV for 9 countries in Asia Pacific.

The Company is working closely with various local content aggregators to bring some sports contents to its platforms.

The Company is working closely with M1, a local Telecom operator to provide contents including education for their Mobile TV and Value-added Services.

The Company is partnering with an education contents company on video-based learning program for children.

The Company has signed an agreement with Edgecast a US based company to provide CDN services for its ongoing smart TV and other smart devices under WOWtv platforms.

Other Media Co-operation for our Online Platform

The Company has kept its Contents relevant and at zero-cost, by securing choice Contents like i-Concerts (Geneva), Auto TV(Asia), and Mr. Paparazzi (UK) without any minimum guarantee. During the fiscal year 2012, the Company has also explored content collaboration with Singapore Mediacorp and China TV stations. The online Content business.

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

Other business developments.

- Connected TV

The Company intends to introduce WOWtv Expats Channel and education content onto Connected TV for Panasonic VIERA Cast TVs, Mobile Services and other similar Smart TV. The Company intends to introduce WOWtv education onto Connected TV for Samsung Smart TVs.

The Company is working with other Connected TV companies for WOWtv applications on their TV sets.

- Expats Channel

The Company is working closely with Chinese content aggregators and Broadcasters, to bringing some Chinese contents to its platforms on Expat Channel.

The Company is working closely with Indian content aggregators and Broadcasters, to bringing some Chinese contents to its platforms on Expat Channel.

The Company is working closely with Indonesian content aggregators and Broadcasters, to bringing some Chinese contents to its platforms on Expat Channel.

The Company is working closely with Japanese content aggregators and Broadcasters, to bringing some Chinese contents to its platforms on Expat Channel.

The Company is working closely with Vietnamese content aggregators and Broadcasters, to bringing some Chinese contents to its platforms on Expat Channel.

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

There can be no assurance that the above plans will materialize as planned and stated above.

MARKETS

The business operations and financial results of the Company are directly affected by the markets that the Company operates in.

•	RISING DISPOSABLE INCOME AND USAGE OF PC AND BROADBAND TECHNOLOGY

In many other parts of the world, especially emerging markets with growing use of PCs, Internet with fast growing number of broadband subscribers and rising disposable incomes, these markets offer significant growth potential.

•	THE ADVENT AND INCREASING ADOPTION OF BROADBAND TECHNOLOGY

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

•	THE BOOMING ONLINE ADVERTISING MARKET

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

•	THE GROWTH OF THE VIDEO ON DEMAND MARKET

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

EMPLOYEES

The Company had 14 full time employees based in Singapore as of December 31, 2012.

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

We generated a net gain of $155,833 and a loss of $2,103,157 before taxes for the year ended December 31, 2012 and 2011, respectively. We may be unable to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net gain before taxes of $155,833 for the year ended December 31, 2012 compared to a consolidated net loss before taxes of $2,103,157 during 2011. We realized a negative cash flow from operating activities of $900,540 during 2012 compared to $1,256,330 in 2011. At December 31, 2012, we had an accumulated deficit of $41,220,399 and a working capital deficiency of $2,337,776 compared to an accumulated deficit of $41,322,752 and a working capital deficiency of $2,744,354 at December 31, 2011. At December 31, 2012, we had a stockholders' deficit of $779,980 compared to a stockholders' equity of $1,169,977 at December 31, 2011. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

The headquarters for operations and management is located in Singapore in an office space of about 3,928 square feet. We entered into a two year operating lease paying a monthly rent of $9,834 (S$12,000). The headquarters is currently located at 62 Cecil Street, TPI Building, #06-00.

The Company's office in West Hollywood, California, was closed and the lease for the office space was not renewed on August 21, 2011 as a part of the Company's cost reduction measures. From January 1, 2011 until August 21, 2011, the office space in the U.S. was leased on a monthly basis and the rent was $10,530 per month. The Company currently does not maintain an office space in the US.

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

ITEM 4: MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on the Financial Industry Regulatory Authority ("FINRA") over-the-counter Bulletin Board market ("OTCBB") under the symbol “AMRU”. As of May 31, 2013, there were 396 holders of our common stock. The price of the Company's stock as of May 31, 2013 was $0.01.

The Company's high and low closing bid and close information for the fiscal years ended December 31, 2012 and 2011 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	Open	High	Low	Close/Last*
Year Ended December 31, 2012
First Quarter	$0.015	$0.015	$0.015	$0.015
Second Quarter	$0.009	$0.009	$0.009	$0.009
Third Quarter	$0.02	$0.02	$0.02	$0.02
Fourth Quarter	$0.01	$0.01	$0.01	$0.01

Year Ended December 31, 2011
First Quarter	$0.02	$0.02	$0.02	$0.02
Second Quarter	$0.015	$0.015	$0.015	$0.015
Third Quarter	$0.011	$0.011	$0.011	$0.011
Fourth Quarter	$0.015	$0.015	$0.015	$0.015

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

RECENT SALE OF UNREGISTERED SECURITIES

From January 19, 2012 to August 27, 2012, the Company issued a total of 1,561,103 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.15 per share for a total amount of $234,165.44, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

The total amount of funds raised through the private placement of shares of Preferred Stock for the year ended December 31, 2012 was $234,165.44. The proceeds of the private placement were used for working capital.

The shares of the Company's preferred stock in above private placements were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained from the investors.

EQUITY COMPENSATION PLAN

The Company's 2004 Equity Compensation Plan has 2,921,260 million shares remaining as of December 31, 2012. In 2007 and 2008, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the 2004 Equity Compensation Plan. There are no outstanding options under the 2004 Equity Compensation Plan.

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

No cash dividends were declared in any of the years shown below:

	Years Ended December 31,
	2012	2011
Statement of Operations Data:

Revenues (1)	$19,012	$4,462

Cost of Services	89,845	121,555

Gross Profit (Loss)	(70,833)	(117,093)

Operating income (loss)	(975,911)	(1,283,298)

Net Income (loss)	155,833	(2,103,157)

Basic and diluted income (loss) per share	0.00	(0.001)

Shares used in computing basic and diluted income/loss per common share	200,774,492	194,151,682

BALANCE SHEET DATA:

Working Capital (Deficit)	(2,337,776)	(2,744,354)

Total Assets	2,500,423	2,671,307

Long-term obligations	–	15,959

Stock holders' (Deficit) Equity	(779,980)	(1,169,977)

NOTES ON SELECTED FINANCIAL DATA

(1)	The digit gaming operations were suspended in March 2009 by the Cambodia Government, as part of the suspension of all lotteries in Cambodia, resulting in the removal of such revenues in 2008.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The convertible loan represents a two year convertible loan drawn by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain further extension on the convertible loan, until which interest is accrued on the outstanding loan balance at 5% per annum.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of December 31, 2012 this subsidiary is dormant.

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

The Company has adopted accounting pronouncements issued before December 31, 2012, that are applicable to the Company.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2012 compared with the fiscal year ended December 31, 2011.

FINANCIAL STATEMENT

•	Revenue for the year ended December 31, 2012 was $19,012 compared with $4,462 in 2011.

•	Loss from operations was $975,911 in 2012 compared with loss of $1,283,298 in 2011.

•	Net gain was $155,833 in 2012 compared with loss of $2,103,157 in 2011.

•	The Company's cash balance was $33,460 at December 31, 2012 compared with $219,348 at December 31 2011.

Revenue

The following table sets forth a year-over-year comparison of the key components of the Company's revenues :

	YEAR ENDED DECEMBER 31		VARIANCE
			2012 vs. 2011
	2012	2011	$	%
Entertainment	$19,012	$4,462	$14,550	326%
Digit Games	$–	$–	$–	--%
Other	$–	$–	$–	--%
Total Revenues	$19,012	$4,462	$14,550	326%

Entertainment revenue for the year ended December 31, 2012 at $19,012 was higher than entertainment revenue of $4,462 for year ended December 31, 2011 by $14,550 (326%). It was mainly due to the increase in subscription revenue and other relevant revenue from new customers during 2012.

COST OF SERVICES

The following table sets forth a year-over-year comparison of the Company's cost of services :

	Year Ended December 31		Variance
			2012 vs. 2011
	2012	2011	$ %
Cost of Services	$89,845	$121,555	$(31,710)	(26%)

Cost of services for the years ended December 31, 2012 was $89,845 which decreased by $31,710 (26%) from $121,555 for the year ended December 31, 2011. It was mainly due to decrease in cost spending on video movie production costs by $41,637 (62%) from $67,192 for the year ended December 31, 2011 to $25,555 for the year ended December 31, 2012.

DISTRIBUTION EXPENSES

The following table sets forth a year-over-year comparison of the Company's distribution expenses :

	Year Ended December 31		Variance
			2012 vs. 2011
	2012	2011	$ %
Total Distribution Expenses	$50,538	$78,592	$(28,054)	(36%)

Distribution expenses for the year ended December 31, 2012 at $50,538 were lower by $28,054 (36%) as compared to the amount of $78,592 incurred for the year ended December 31, 2011.

The higher distribution expenses were attributed to decrease spending on traveling expenses during year ended December 31,2012.

BAD DEBTS WRITTEN OFF

The following table sets forth a year-over-year comparison of the Company's bad debts written off:

	Year Ended December 31		Variance
			2012 vs. 2011
	2012	2011	$ %

Bad Debts Written Off	$–	$4,471	$(4,471)	(100%)

The bad debts written off in 2011 were primarily attributed to the write off of the long outstanding balance of $4,471 from previous accounts receivable and other debtors.

GENERAL AND ADMINISTRATIVE EXPENSES

The following table sets forth a year-over-year comparison of the Company's general and administrative expenses:

	Year Ended December 31		Variance
			2012 vs. 2011
	2012	2011	$ %
Total General and Administrative Expenses	$854,540	$1,083,142	$(228,602)	(21%)

Administration expenses for the year ended December 31, 2012 at $854,540 were lower by $228,602 (21%) as compared to the amount of $1,083,142 incurred for the year ended December 31, 2011.

The decrease in administrative expenses for the year ended December 31, 2012 was attributed mainly to the decrease in:

•

Depreciation. Equipment depreciation had decreased by $162,029 (81%), from $200,718 for the year ended December 31,2011 to $38,689 for the year ended December 31,2012. The decrease was mainly due to most of the equipment being fully depreciated during end of December 31, 2011.

•

Legal and Professional Fee. Costs had decreased by $117,494 (52%), from $224,804 for the year ended December 31, 2011 to $107,310 for the year ended December 31, 2012. The decrease was mainly due as a result of costs reduction measures to reduce operating costs.

(LOSS) INCOME FROM OPERATIONS

The following table sets forth a year-over-year comparison of the Company's income from operations:

	Year Ended December 31
	2012	2011
(Loss) Income from Operations	$(975,911)	$(1,283,298)

The company incurred a loss from operations of $919,910 for the year ended December 31, 2012 as compared to the loss from operations of $1,371,999 for the year ended December 31, 2011. The decrease was mainly due as a result of costs reduction measures to reduce operating costs.

NET INCOME (LOSS)

The following table sets forth a year-over-year comparison of the Company's net income (loss):

	Year Ended December 31
	2012	2011
Net income (Loss)	$155,833	$(2,103,157)

Net income for the year ended December 31, 2012, was $155,833 which increased by $2,258,990 (107%) from net loss of $2,103,157 for the year ended December 31, 2011. The significantly increase was partly due to a gain of $264,756 from disposal of investment, and fair value adjustment for securities held for trading from a gain of $865,429 was earned for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $33,460 at December 31, 2012 as compared to cash of $219,348 at December 31, 2011.

The Company does not finance its operations through short-term bank credit nor long-term bank loans.

During the year ended December 31, 2012, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

In summary of the sources and use of cash, the Company had raised $234,164 through equity financings in fiscal year 2012. It was used to cover the Company's operations and to reduce the Company's accounts payable and accrued expenses for fiscal year 2012.

There was net cash used in operating activities of $900,540 and $1,256,330, for each of the two years in 2012 and 2011, respectively. The decrease of $355,790 for net cash used in operating activities in 2012 as compared to 2011 was mainly due to reduction of payments to the Company's suppliers.

There was net cash used in investing activities of $1,110,013 and used in $2,489 for each of the two years in 2012 and 2011, respectively. The increase of $1,112,502 for net cash generated from investing activities in 2012 as compared to 2011 was mainly due to significant receipt from disposal of security.

There was net cash used in financing activities of $395,361 and provided by $1,256,984 for each of the two years in 2012 and 2011, respectively. The decrease of $1,256,984 for net cash provided by financing activities in 2012 as compared to 2011 was mainly due repayment of term loan.

The Company's intention in fiscal year 2013 is to raise additional funds through new equity placements with investors to fund its business, and the intended growth plans.

The Company has relinquished its old trade obligations and reduced the overall fixed overhead cost. On the operational side, where possible, IT work has been out-sourced to other countries with lower labor cost. In addition to the Company's content of I-Concerts, Mr. Paparazzi, Auto TV gained in 2010, the Company is seeking to acquire new Contents from Holland, Mid-East, Australia, Korea, Japan and China. Currently, the Company is finalizing a cooperation agreement with m1905, a fully owned subsidiary of CCTV6. The Company's goal is to keep contents current at 'zero-cost' acquisition, with revenue share model where possible. During the industry downturn, the Company has continued to push its key selling points of legal contents across various countries, It is rewarded by the newly enforced Intellectual Property Rights in China and globally. This puts the Company's content library in a favourable position in negotiating for new business ventures. The Company believes that being based in Singapore, at the crossroads of communication and commerce, it is ideally placed to develop the media industry. The Company's fully legal contents and various country rights, enables it to take advantage of the Internet and Mobile 3G/4G roll out regionally and globally. The Company has a self sufficient, complete and compact operation, cross-platforms abilities, and new product developments, and is nimble enough to adapt to the new media to realize revenue for the highly connected mobile marketplace. We expect that the broadband business segment would be able to generate sufficient cash to cover its operations in fiscal year 2013, however, no assurances can be made that such expectations will materialize. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

On October 14, 2011, the Company, through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Apalya Technologies Pvt. Ltd. ("Apalya"), is one of India's leading content aggregation, provisioning and distribution platform in the Mobile Video Delivery space. Pursuant to the terms of the Agreement, Apalya shall launch M2B's content and services on mobile platforms of telecommunication companies and mobile service providers in the territories of Indonesia, India and Sri Lanka. M2B and Apalya shall share net of total revenue collected in the ratio of 60%("M2B"):40%(" Apalya ")for B2B deployments and 40%("M2B"):60%("Apalya") for B2C deployments respectively on the basis of the viewership of such contents.

On October 25, 2011, the Company, through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with VASC Software and Media ("VASC"), is one of Vietnam's leading content aggregation, provisioning and distribution platform in the Mobile Video Delivery space. Pursuant to the terms of the Agreement, VASC shall launch M2B's content and services on mobile platforms of telecommunication companies and mobile service providers in the territory of Vietnam. M2B and VASC shall share 50% of the net revenue collected with VASC.

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

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $2,148,932 and $2,134,909 in marketable securities as of December 31, 2012 and 2011 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $33,460 and $219,348 at December 31, 2012 and 2011, respectively.

The Company has no material long-term obligations or hedging activities.

ABILITY TO EXPAND CUSTOMER BASE

The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals. An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, in the US, Europe and Asia. The degree of success of this depends on:

•	our efforts to establish independent broadband sites in countries where conditions are suitable.

•	our ability to expand our offerings of content in entertainment to include more niche channels and offerings.

•	our ability to provide content beyond just personal computers but to encompass television, wireless application devices and 3G hand phones.

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

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2011, the Registrant received a notice from its independent registered public accounting firm, Mendoza Berger & Company, LLP ("Mendoza Berger") , that they had resigned due to a change in the firm's organization structure, effective as of that date.

a)	Resignation of Current Independent Registered Public Accounting Firm.

i.	On February 3, 2012, Mendoza Berger resigned as the Company's current independent registered public accounting firm.

ii.	The Company's Board of Directors accepted such resignation on February 6, 2012.

iii.	Mendoza Berger's audit reports on the financial statements of the Company for the years ended December 31, 2010 and 2009 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company's ability to continue as a going concern.

iv.	Since July 21, 2008, the date the Company engaged Mendoza Berger as the Company's independent registered public accounting firm in connection with Mendoza Berger's audits of the Company's annual financial statements as of and for the fiscal years ended December 31, 2010, 2009 and 2008, respectively, and Mendoza Berger's reviews of the Company's quarterly interim unaudited financial information from September 30, 2008 through September 30, 2011 (last quarterly period under review by Mendoza Berger on Form 10-Q filed by the Company on November 14, 2011 prior to Mendoza Berger's resignation) through the date of resignation on February 3, 2012, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Mendoza Berger to make reference in connection with Mendoza Berger's opinion to the subject matter of the disagreement.

v.	In connection with the audited financial statements of the Company for the years ended December 31, 2010 and 2009 and quarterly interim unaudited financial information from March 31, 2010 through September 30, 2011 and through the date of Mendoza Berger's resignation on February 3, 2012, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

vi.	The Company provided Mendoza Berger with a copy of this Current Report on Form 8-K and requested that Mendoza Berger furnished it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from Mendoza Berger, and a copy of such letter was filed as Exhibit 16.1 to the Current Report on Form 8-K

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

As of January 25, 2013, the Registrant received a notice from its independent registered public accounting firm, Wilson Morgan, LLP (“Wilson Morgan”), that they had resigned due to the fact that they do not have any other audit partner to service our account, effective as of that date.

a) Resignation of Current Independent Registered Public Accounting Firm.

i.	On January 25, 2013, Wilson Morgan resigned as the Company’s current independent registered public accounting firm.

ii.	The Company’s Board of Directors accepted such resignation on January 28, 2013.

iii.	Wilson Morgan’s audit reports on the financial statements of the Company for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

iv.	Since February 8, 2012, the date the Company engaged Wilson Morgan as the Company’s independent registered public accounting firm in connection with Wilson Morgan’s audits of the Company’s annual financial statements as of and for the fiscal years ended December 31, 2011 and 2010, respectively, and Wilson Morgan’s reviews of the Company’s quarterly interim unaudited financial information from February 8, 2012 through September 30, 2012 (last quarterly period under review by Wilson Morgan on Form 10-Q filed by the Company on November 14, 2012 prior to Wilson Morgan’s resignation) through the date of resignation on January 25, 2013, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Wilson Morgan to make reference in connection with Wilson Morgan’s opinion to the subject matter of the disagreement.

v.	In connection with the audited financial statements of the Company for the years ended December 31, 2011 and 2010 and quarterly interim unaudited financial information from March 31, 2012 through September 30, 2012 and through the date of Wilson Morgan’s resignation on January 25, 2013, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

vi.	The Company provided Wilson Morgan with a copy of this Current Report on Form 8-K and requested that Wilson Morgan furnished it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from Wilson Morgan, and a copy of such letter was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K

(b) Engagement of New Independent Registered Public Accounting Firm.

On February 27, 2013, the Registrant retained Wei, Wei & Co LLP. as the Registrant's new independent registered public accounting firm. This engagement was approved by the Board of Directors. During the years ended December 31, 2012 and 2011 and any subsequent interim period through the date hereof, the Registrant has not consulted with Wei, Wei & Co LLP. regarding the application of accounting principles related to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 9A: CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

On May 28, 2010 on Form 8-K, the Company announced that its previously issued financial statements for the year ended December 31, 2009 included in the Company's Form 10-K, should no longer be relied upon. Management began a review of its reporting policies with respect to its film library and concluded that its film library should have been impaired at December 31, 2009 based upon a lack of historical revenue from which to calculate a fair value in accordance with ASC 926, "Entertainment - Films." This form 10-K/A includes the changes and restatement of the December 31, 2009 year ended financial statements.

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in pan upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected. At the time of our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements. In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2012, based on these criteria. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements. Management is also aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

Management's Remediation Initiatives

In addition to the re-evaluation discussed above, management has, subsequent to December 31, 2012, implemented the following procedures to address the material weakness noted above, including the following:

•	Enhanced the access to accounting literature, research materials and documents.

•	Identified third party professionals with whom to consult regarding complex accounting applications

•	Looking to additional staff to supplement our current accounting professionals with the requisite experience and

•	Training

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

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors, executive officers and key employees as of May 31, 2013 were as follows:

Name	Age	Position
Sakae Torisawa	67	Chairman of the Board of Directors

Chua Leong Hin	54	Chief Executive Officer, President, Interim Acting Chief Financial Officer and Director

Percy Chua Soo Lian	53	Director

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

Committees

The Board of Directors of the Company has established the following committees on April 30, 2007:

•	Audit Committee

The Audit Committee's responsibilities include:

•	appointing, retaining, approving the compensation of and assessing the independence of our independent registered public accounting firm, including pre-approval of all services performed by our independent registered public accounting firm;

•	overseeing the work of our independent registered public accounting firm, including the receipt and consideration of certain reports from the firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly consolidated financial statements and related disclosures;

•	monitoring our internal control over financial reporting, disclosure controls and procedures and code of business conduct and ethics;

•	establishing procedures for the receipt and retention of accounting related complaints and concerns;

•	meeting independently with our independent registered public accounting firm and management; and

•	preparing the audit committee report required by SEC rules.

The members of the Audit Committee were Ngiam Zee Moey and Colin Binny who resigned on April 02, 2010. Mr. Ngiam Zee Moey resigned on December 31, 2011, and has not been replaced yet.

•	Nominating and Governance Committee

The Nominating and Corporate Governance Committee's responsibilities include:

•	identifying individuals qualified to become directors;

•	reviewing with the board the standards to be applied in making determinations regarding independence of board members;

•	reviewing and making recommendations to the board with respect to size, composition and structure;

•	developing and recommending to the board our code of business conduct and ethics;

•	developing and recommending to the board Corporate Governance Guidelines;

•	overseeing an annual evaluation of the board; and

•	providing general advice to the board on corporate governance matters.

The members of the Nominating and Corporate Governance Committee in fiscal year 2011 were Sakae Torisawa and Ngiam Zee Moey, who resigned in December of 2011, and has not been replaced yet.

•	Compensation Committee

The Compensation Committee's responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to chief executive officer compensation and the compensation structure for our officers;

•	approving the chief executive officer's compensation;

•	reviewing and approving, or making recommendations to the board of directors with respect to, the compensation of our other executive officers;

•	overseeing and administering our equity incentive plans; and

•	preparing the annual executive compensation report

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2012 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2012, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2012 shown below.

Name and Principal	Year	Salary	Bonus	Stock	Options	Non-Equity	Change in	All Other	Total
Position	($)	($)	($)	Awards	Awards	Incentive	Pension	Compensation	($)
				($)	($)	Plan	Value and	(4)
						Compensation	Non-qualitative
						($)	Deferred
							Compensation
							Earnings
							($)
Chua Leong Hin, CEO and CFO	2012	–	–	–	–	–	–	–	–
Colin Binny, former	2011	–	–	–	–	–	–	–	–
CEO and CFO	2010	–	–	–	–	–	–	–	–

(1)	Bonus awarded based on performance.

(2)	No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2010, December 31, 2011 and December 31, 2012.

As of December 31, 2012, a total of 2,921,260 million shares of common stock remain unused in the Company's 2004 Equity Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2012.

Option Awards Stock Awards

Name	Number	Number	Equity	Option	Option	Number	Market	Equity	Equity
	of	of	Incentive	Exercise	Expiration	of	Value	Incentive	Incentive
	Securities	Securities	Plan	Price	Date	Shares	of	Plan	Plan
	Underlying	Underlying	Awards:	($)		or	Shares	Awards:	Awards:
	Unexercised	Unexercised	Number			Units	or	Number	Market
	Options	Options	of			of	Units	of	or
	(#)	(#)	Securities			Stock	of	Unearned	Payout
	Exercisable	Unexercisable	Underlying			That	Stock	Shares,	Value
	Unexercised		Unearned			Have	That	Units	of
			Options			Not	Have	or	Unearned
			(#)			Vested	Not	Other	Shares,
						(#)	Vested	Rights	Units
						($)	(#)	or
Other
Rights
That
Have
Not
Vested
($)
Chus Leong Hin, CEO and CFO	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Colin Binny Former CEO And CFO	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Equity Compensation Plan Information

The following table sets forth equity compensation plan information as of December 31, 2012:

	Number of Shares	Weighted Average	Number of
	to be Issued	Exercise Price	Shares Remaining
	Upon Exercise of	of Outstanding	Available for
Plan Category	Outstanding Options	Options	Future Issuance
2004 Equity Compensation Plan approved by stockholders	NIL	NIL	2,921,260

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

Director Compensation

The following table shows the overall compensation earned for the 2012 fiscal year with respect to each non-employee and non-executive director as of December 31, 2012.

DIRECTOR COMPENSATION

	Fees			Non-Equity
	Earned			Incentive	Nonqualified	All
Name and	or Paid	Stock	Option	Plan	Deferred	Other
Principal	in Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Position	($)	($)	(1)	($)(2)	Earnings($)	(3)	($)

Sakae Torisawa	Director	–	–	–		–

Chua Leong Hin	Director	–	–	–	–	–	–

Percy Chua Soo Lian	Director	–	–	–	–	32,435.00	–

_______

(1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As of May 31, 2013, a total of 199,990,043 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

•	Each of our directors

•	Each of our named executive officers

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Common Stock	Common Stock
Colin St.Gerard Binny
former CEO, CFO and Director	22,111,888 (1) & (2)	12.96%
62 Cecil Street #06-00	(Indirect)
TPI Building
Singapore 049710

Sakae Torisawa, Chairman	1,712,808	1.00%
62 Cecil Street #06-00	(Direct)
TPI Building
Singapore 049710

Zee Moey Ngiam, Former Director	0	0%
62 Cecil Street #06-00	(Direct)
TPI Building
Singapore 049710

Chua Leong Hin, CEO, CFO and Director	0
62 Cecil Street #06-00	(Direct) (3)	0%
TPI Building
Singapore 049710

Percy Chua Soo Lian, Director	0
62 Cecil Street #06-00	(Direct)	0%
TPI Building
Singapore 049710

All Directors and Officers As a Group (3 persons)	23,824,696	13.96%

____________________

1)	Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

2)	Based on a total of 22,111,888 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of B Media Pte Ltd (formerly known as M2B Media Pte Ltd).

3)	Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 2.15 and Note 11 to the Financial Statements of the Company.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2012 and December 31, 2011.

	2012	2011
Audit fees (1)	$52,857	$149,314
	–	–
Total	$52,857	$149,314

(1)	Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2012 and 2011 by Kelvin Wong & Co, Wilson Morgan, LLP and Mendoza, Berger & Co. LLP.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2012 and 2011, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2012 and 2011, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization with M2B World Pte. Ltd..**
3.1	Articles of Incorporation*
3.2	Amendment to the Articles of Incorporation***
3.3	Bylaws*
4.1	Form of Subscription Agreement executed by investors in the Private Placement*
10.1	Sale and Purchase Agreement dated January 15, 2007.**
14.1	Code of Ethics of the Company*
14.2	Code of Ethics of Senior Officers of the Company*
21	Company's Subsidiaries should be ex. 21.1
23.1	Consent of Mendoza Berger & Company.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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
Leong Hin Chua, President and CEO
Date: June 5, 2013

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leong Hin Chua	President, CEO, Interim CFO and Director	Date: June 5, 2013
Leong Hin Chua	(Principal Executive Officer and Principal Financial officer)

/s/ Sakae Torisawa	Director and Chairman of the Board of Directors	Date: June 5, 2013
Sakae Torisawa

/s/ Percy Chua Soo Lian	Director	Date: June 5, 2013
Percy Chua Soo Lian

Amaru, Inc. and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended DECEMBER 31, 2012 and 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amaru, Inc.

We have audited the accompanying consolidated balance sheet of Amaru, Inc. and Subsidiaries (the “Company”) as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' deficit and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2012 and 2011 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling $41,220,399 and $41,322,752 at December 31, 2012 and 2011, respectively, the Company’s continued losses from operations and the difficulty it has had in raising adequate additional financing. These conditions and the Company's lack of significant revenue, raise substantial doubt about the Company’s ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

Wei, Wei & Co., LLP

/s/ Wei, Wei & Co., LLP

Flushing, New York

June 5, 2013

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)
As of DECEMBER 31, 2012 and 2011

ASSETS	December 31, 2012	December 31, 2011

Current assets
Cash	$33,460	$219,348
Accounts receivable, net of allowance of $265,671 and $261,532 at December 31, 2012 and 2011 respectively	54,714	12,885
Equity securities held for trading	598,429	584,406
Other current assets	256,024	264,332

Total current assets	942,627	1,080,971

Non-current assets
Property, plant and equipment, net	7,256	39,796
Associate	37	37
Investments - net	1,550,503	1,550,503

Total non-current assets	1,557,796	1,590,336

TOTAL ASSETS	$2,500,423	$2,671,307

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)
DECEMBER 31, 2012 and 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY	December 31, 2012	December 31, 2011

Current liabilities
Accounts payable and accrued expenses	$1,081,530	$1,012,886
Advances from related parties	300,403	300,465
Capital lease payable – short term	–	11,974
Convertible term loan	1,898,470	2,500,000

Total current liabilities	3,280,403	3,825,325

Non-current liabilities
Capital lease payable – long term	–	15,959

Total non-current liabilities	–	15,959

Total liabilities	3,280,403	3,841,284

Stockholders’ equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,643,054 and 5,081,951 shares issued and outstanding at December 31, 2012 and 2011, respectively	6,643	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 200,774,492 and 194,656,710 shares issued and outstanding at December 31, 2012 and 2011, respectively	194,657	194,657
Additional paid-in capital	42,797,837	42,565,234
Accumulated deficit	(41,220,399)	(41,322,752)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,747,144	2,410,627
Noncontrolling interests	(3,527,124)	(3,580,604)

Total stockholders’ (deficit)	(779,980)	(1,169,977)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,500,423	$2,671,307

 See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011
Revenues	$19,012	$4,462
Cost of services	(89,845)	(121,555)

Gross (loss)	(70,833)	(117,093)

Operating expenses
Distribution costs	50,538	78,592
Bad debts written off	–	4,471
Administrative expenses	854,540	1,083,142

Total expenses	905,078	1,166,205

(Loss) from operations	(975,911)	(1,283,298)

Other income (expense)
Interest expenses	(135,358)	(187,396)
Interest income	13	104
Gain on disposal of equipment	66,506	–
Impairment loss on investments	–	(492,437)
Equipment written off	–	(113,635)
Gain on sales of securities	264,756	–
Net change in fair value of securities held for trading	865,429	(32,809)
Other	70,398	6,314

Income (loss) before income taxes	155,833	(2,103,157)
(Provision) benefit for income taxes	–	–

Net income (loss) before noncontrolling interests	155,833	(2,103,157)
Noncontrolling interests	53,480	(205,791)

Net (loss)	102,353	(1,897,366)

See accompanying notes to the consolidated financial statements.

F-5

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	2012	2011

Earnings per share, basic	0.00	(0.01)
Earnings per share, diluted	0.00	(0.01)

Weighted average shares outstanding , basic	200,774,492	194,151,682
Weighted average shares outstanding , diluted	200,774,492	194,151,682

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2010	–	$–	179,666,062	$179,666	$41,510,530	$(39,425,386)
Subscribed common stock issued	–	–	14,990,648	14,991	297,593	–
Subscribed preferred stock issued	5,081,951	5,082	–	–	757,111	–
Net loss	–	–	–	–	–	(1,897,366)

Balance at December 31, 2011	5,081,951	5,082	194,656,710	194,657	42,565,234	(41,322,752)

Subscribed preferred Stock issued	1,561,103	1,561		–	232,603	–
Net income	–	–	–	–	–	102,353

Balance at December 31, 2012	6,643,054	$6,643	194,656,710	$194,657	$42,797,837	$(41,220,399)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Accumulated other comprehensive income
	Currency translation reserve	Fair value reserve	Minority interest	Total shareholders’ equity

Balance at December 31, 2010	$12,927	$955,479	$(3,374,813)	$(141,597)
Subscribed common stock issued	–	–	–	312,584
Subscribed preferred stock Issued	–	–	–	762,193
Net loss	–	–	(205,791)	(2,103,157)

Balance at December 31, 2011	12,927	955,479	(3,580,604)	(1,169,977)

Subscribed preferred Stock issued	–	–	–	234,164
Net income	–	–	53,480	155,833

Balance at December 31, 2012	$12,927	$955,479	$(3,527,124)	$(779,980)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	2012	2011

Cash flows from operating activities
Net income (loss) before noncontrolling interests	$155,833	$(2,103,157)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	38,689	200,718
Bad debts written expense	–	4,471
Equipment written off	–	110,890
Impairment loss on investments	–	292,573
Net change in fair value of securities held for trading	(865,429)	32,809
Gain from sales of securities	(264,756)	–
Change in operating assets and liabilities
(Increase) in accounts receivable	(41,829)	(590)
Decrease in other current assets	8,308	20,820
Increase in accounts payable and accrued expenses	68,644	185,136

Net cash (used in) operating activities	(900,540)	(1,256,330)

Cash flows from investing activities
Acquisition of equipment	(6,147)	(2,489)
Cash proceeds from sales of securities	1,116,160	–

Net cash provided by (used in) investing activities	1,110,013	(2,489)

Cash flows from financing activities
Payable to related parties	(62)	197,783
Repayment of obligation under capital lease	(27,933)	(15,576)
Repayment of term loan	(601,530)	–
Issuance of common stock for cash	–	312,584
Issuance of preferred stock for cash	234,164	762,193

Net cash (used in) provided by financing activities	(395,361)	1,256,984

See accompanying notes to the consolidated financial statements.

F-9

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012 and 2011

	December 31, 2012	December 31, 2011

Net (decrease) in cash	(185,888)	(1,835)
Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$33,460	$219,348

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has sustained. The Company has an accumulated deficit of $41,220,399 and $41,322,752 at December 31, 2012 and 2011, respectively. The Company also has a working capital deficit of $2,337,776 and $2,744,354 at December 31, 2012 and 2011, respectively. The Company has had difficulty in rising adequate additional funding.

The items discussed above raise substantial doubts about the Company's to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities". Equity securities held for trading as of December 31, 2012 and 2011 were $598,429, and $584,406, respectively. The changes relates to an unrealized gain of $14,023 and a unrealized loss of $32,809, for December 31, 2012 and 2011, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2012:

	Total	Level 1	Level 2	Level 3	Level 4

Assets:
Equity securities held for trading	$598,429	$598,429	$–	$–	$–
	$598,429	$598,429	$–	$–	$–

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	2012		2011
	Carrying amount	Fair value	Carrying amount	Fair value

Cash and cash equivalents	$33,460	$33,460	$219,348	$219,348
Equity securities held for trading	598,429	598,429	584,406	584,406
Other current assets	256,024	256,024	264,332	264,332
Investments	2,487,591	1,550,503	2,718,749	1,550,503
Advances from related parties	300,403	300,403	300,465	300,465
Capital lease payable	–	–	27,933	27,933
Convertible term loan	1,898,470	1,898,470	2,500,000	2,500,000

The investment held at cost located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value as of December 31 2012 and 2011 were $1,550,503 and $1,550,503, respectively, in the consolidated balance sheet. The investment held at cost located in Singapore represents 8 percent of the issued common stock of an untraded company; the investment is carried at its original cost as of December 31, 2011 was fully impaired. In 2012, all investments were classified as long term with $1,550,503 as its fair value.

Advances from related party

Advances from a director and related party of $300,403 at December 31, 2012 are unsecured, non-interest bearing and payable on demand.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Amortization of assets under capital leases is included in depreciation expense for the year ended December 31, 2012 and 2011.

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

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

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

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The Company files income tax returns in the United States Federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. Federal and state income tax examinations by tax authorities for years before 2008 and 2007, respectively. No income tax returns are currently under examination by any tax authorities.

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

Advertising

The cost of advertising is expensed as incurred. For the year ended December 31, 2012 and 2011, the Company incurred advertising expenses of $8,859 and $9,341 respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The Company will adopt ASU 2012-04 on February 1, 2013. The Company does not expect the adoption of ASU 2012-04 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Unlike IFRS, U.S. GAAP allows companies the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

To address these differences between IFRS and U.S. GAAP, in January 2011 the FASB and the IASB (the Boards) issued an exposure draft that proposed new criteria for netting that were narrower than the current conditions currently in U.S. GAAP. Nevertheless, in response to feedback from their respective stakeholders, the Boards decided to retain their existing offsetting models. Instead, the Boards have issued common disclosure requirements related to offsetting arrangements to allow investors to better compare financial statements prepared in accordance with IFRS or U.S. GAAP. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted. The Company has adopted this guidance. The adoption did not have a material impact on the Company’s financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements.

4. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	December 31, 2012	December 31, 2011

Quoted equity security, at fair value.	$598,429	$584,406

The fair value of quoted security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in quoted equity security at fair value includes a unrealized gain of $865,428 for the year ended December 31, 2012 and loss of $32,809 for the year ended December 31, 2011.

The Company's equity securities held for trading investment is denominated in Indonesian Rupiah.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2012	December 31, 2011
Prepayments	$49,355	$47,026
Deposits	38,125	29,808
Other receivables	168,544	187,498
	$256,024	$264,332

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2012	December 31, 2011
Office equipment	$929,179	$925,910
Motor vehicle	11,000	91,190
Furniture, fixture and fittings	89,960	87,081
Pony set-top boxes	843,946	843,946
	1,874,085	1,948,127
Accumulated depreciation	(1,866,829)	(1,908,331)
	$7,256	$39,796

Depreciation expense was $38,689 for the year ended December 31, 2012 and $200,718 for the year ended December 31, 2011.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

7. FILM LIBRARY

Film library consist of the following:

	December 31, 2012	December 31, 2011

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

Amortization expense was $0 for the year ended December 31, 2012 and 2011, respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2012	December 31, 2011

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

Amortization expense was $0 for the year ended December 31, 2012 and 2011, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	December 31, 2012	December 31, 2011

Current:
Unquoted securities	$–	$–
	–	–
Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

The Company's $116,136 investment held at cost relates to its investment in M2B Game World Pte Ltd. The investment had been fully impaired in 2011.

The Company's $2,802,613 investment at cost operates in Cambodia. During the year ended 2010, the Company has decided to hold this investment for a period greater than one year and as such have reclassified it to long term. This investment is subject to numerous risks, including:

-difficulty enforcing agreements through the Cambodia's legal system;

-general economic and political conditions in Cambodia; and

-the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

The occurrence of any one of the above risks could harm the cost method investment's business and results of operations. Management reviews this investment on a quarterly basis. The impairment on the investment was nil and $492,437 for the years ended December 31, 2012 and 2011, respectively.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

10. COMMITMENTS (continued)

The following summarizes the Company's capital lease obligations at December 31, 2012:

	December 31, 2012	December 31, 2011

Future Minimum lease payments	$–	$33,508
Less: amount representing interest	–	(5,574)
Present value of net minimum lease payments	$–	$27,934
Less: current portion	–	(11,974)
	$–	$15,960

The Company sold the equipment and paid liability in full as the end of December 31, 2012. At December 31, 2012, total future minimum lease commitments under such lease are nil.

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2013. Total rental expense on operating leases for the year ended December 31, 2012 and 2011 was $114,074 and $106,554, respectively. The Company leases one of its offices at a monthly rental of approximately $9,834 under an operating lease which expired on August 14, 2012 and was renewed until April 14, 2014 at a monthly rental of approximately $9,834 As of December 31, 2012, the future minimum lease payments are as follows:

For the year ended
December 31,	Operating

2013	$118,008
2014	73,626
$191,634

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2012 AND 2011

11. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately $4,500,000 in deferred tax assets as of December 31, 2012. The Company provided an allowance of $4,500,000 as of December 31, 2012.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at December 31, 2012, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2012 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,200,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2012, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

12. LOAN AND BORROWINGS

	December 31, 2012	December 31, 2011

Current:
Convertible loan	$1,898,470	$2,500,000
	$1,898,470	$2,500,000

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain further extension on the convertible loan, until which interest is accrued on the outstanding loan balance at 5% per annum. The accrued interest was $130,600 and $187,300 as of December 31, 2012 and 2011, respectively.

