Form 10-Q/A
period 2012-03-31
AMARU INC
filed 2013-07-15
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A (Amendment No. 1)

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

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A (Amendment No. 1) for the Period Ended March 31, 2012

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

SIGNATURES

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2012 and DECEMBER 31, 2011

ASSETS	March 31, 2012	December 31, 2011
	(As Restated) (Unaudited)
Current assets
Cash	$67,758	$219,348
Accounts receivable, net of allowance of $245,810 and $261,532 at March 31, 2012 and December 31, 2011, respectively	41,432	12,885
Equity securities held for trading	633,171	584,406
Other current assets	238,529	264,332

Total current assets	980,890	1,080,971

Non-current assets
Property, plant and equipment, net	11,210	39,796
Associate	37	37
Investments, net	1,550,503	1,550,503

Total non-current assets	1,561,750	1,590,336

TOTAL ASSETS	$2,542,640	$2,671,307

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)

March 31, 2012 and December 31, 2011

LIABILITIES AND stockholders’ DEFICIT	March 31, 2012	December 31, 2011
	(As Restated) (Unaudited)
Current liabilities
Accounts payable and accrued expenses	$1,012,293	$1,012,886
Advances from related parties	300,403	300,465
Capital lease payable – short term	12,377	11,974
Convertible term loan	2,500,000	2,500,000

Total current liabilities	3,825,073	3,825,325

Non-current liabilities
Capital lease payable – long term	13,403	15,959

Total non-current liabilities	13,403	15,959

Total liabilities	3,838,476	3,841,284

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized; 5,506,919 and 5,081,951 shares issued and outstanding at March 31, 2012 and December 31, 2011, respectively	5,507	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at March 31, 2012 and December 31, 2011	194,657	194,657
Additional paid-in capital	42,628,555	42,565,234
Accumulated deficit	(41,469,107)	(41,322,752)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,328,018	2,410,627
Noncontrolling interests	(3,623,854)	(3,580,604)

Total stockholders’ (deficit)	(1,295,836)	(1,169,977)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,542,640	$2,671,307

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (Unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)

Revenues	$2,359	$3,143
Cost of services	(19,240)	(34,744)

Gross (loss)	(16,881)	(31,601)

Operating expenses
Distribution costs	6,369	7,372
Administrative expenses	183,144	278,822

Total expenses	189,513	286,194

(Loss) from operations	(206,394)	(317,795)

Other income (expense)
Interest expenses	(34,205)	(654)
Interest income	13	21
Written off of equipment	–	(110,890)
Net change in fair value of securities held for trading	48,765	(72,221)
Other	2,216	1,526

Income (loss) before income taxes	(189,605)	(500,013)
(Provision) benefit for income taxes	–	–

Net income (loss) before noncontrolling interests	(189,605)	(500,013)
Noncontrolling interests	(43,250)	(57,816)

Net (loss) attributable to common stockholders	$(146,355)	$(442,197)

See accompanying notes to the consolidated financial statements.

F-3

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2012 and 2011 (unaudited)

	Three Months Ended March 31,
	2012	2011
	(As Restated)

Loss per share, basic	(0.00)	(0.00)
Loss per share, diluted	(0.00)	(0.00)

Weighted average shares outstanding , basic and diluted	194,656,710	194,656,710

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE three months ENDED march 31, 2012 (unaudited)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2011	5,081,951	$5,082	194,656,710	$194,657	$42,565,234	$(41,322,752)
Subscribed preferred Stock issued	424,968	425	–	–	63,321	–
Net (loss)	–	–	–	–	–	(146,355)
Balance at March 31, 2012 (As Restated)	5,506,919	$5,507	194,656,710	$194,657	$42,628,555	$(41,469,107)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (LOSS)

FOR THE three months ENDED march 31, 2012 (unaudited)

	Accumulated other comprehensive income
	Foreign Currency translation reserve	Fair value reserve	Minority interest	Total stockholders’ deficit
Balance at December 31, 2011	$12,927	$955,479	$(3,580,604)	$(1,169,977)
Subscribed preferred Stock issued	–	–	–	63,746
Net (loss)	–	–	(43,250)	(189,605)
Balance at March 31, 2012 (As Restated)	$12,927	$955,479	$(3,623,854)	$(1,295,836)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

	Three Months Ended March 31
	2012	2011
	(As Restated)
Cash flows from operating activities
Net (loss) before	$(189,605)	$(500,013)
Adjustment to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation	28,586	55,530
Equipment written off	–	110,890
Net change in fair value of securities held for trading	(48,765)	72,221
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(28,547)	2,519
Decrease in other current assets	25,802	6,047
(Decrease) in accounts payable and accrued expenses	(592)	(31,023)

Net cash (used in) operating activities	(213,121)	(283,829)

Cash flows from investing activities
Acquisition of equipment	–	(2,489)

Net cash (used in) investing activities	–	(2,489)

Cash flows from financing activities
Payable to related parties	(62)	(2,279)
Repayment of obligation under capital lease	(2,153)	(3,419)
Issuance of common stock for cash	–	298,584
Issuance of preferred stock for cash	63,746	–

Net cash provided by financing activities	61,531	292,886

Net (decrease) in cash	(151,590)	6,568
Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$67,758	$227,751

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

1. ORGANIZATION

Amaru, Inc. and Subsidiaries (the "Company") hopes to develop the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (personal digital assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and e-commerce.

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

 AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $41,469,107 and $41,322,752 at March 31 2012 and December 31, 2011, respectively. The Company also has a working capital deficit of $2,844,183 and $2,744,354 at March 31, 2012 and December 31, 2011, respectively. The Company has had difficulty in raising adequate additional funding.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. The Company plans also to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and ultimately returning to profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and reclassification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Cash and cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Associate

An “Associate” is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The results of the Associate are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments in the Associate are carried in the consolidated balance sheet at cost and adjusted for post-acquisition changes in the Company's share of the net assets of the associate, less any impairment in the value of individual investments. Losses of an Associate in excess of the group's interest in that associate (which includes any long-term interests that, in substance, form part of the Company's net investment in the Associate) are not recognized, unless the group has incurred legal or constructive obligations or made payments on behalf of the Associate.

Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the Associate recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognized immediately in the consolidated profit and loss statement of operations. The Company currently has no goodwill related to the Associate. If the Company has transactions with the Associate, profits and losses are eliminated to the extent of the Company's interest in the relevant associate.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities." Equity securities held for trading as of March 31, 2012 and December 31, 2011 were $633,171, and $584,406, respectively. The changes relates to an unrealized gain of $48,765 and an unrealized loss of $72,221 were recognized for three months ended March 31, 2012 and, 2011, respectively.

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

Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company's cost method investments include companies involved in the broadband and entertainment industry. The Company uses available qualitative and quantitative information to evaluate all cost method investments for impairment at least annually. An impairment is booked when there is an other-than-temporary difference between the carrying amount and fair value of the investment that would result in a loss.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The following table sets forth the Company's financial assets and liabilities measured at fair value by level within the fair value hierarchy. As required by ASC 820, assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The table below sets forth a summary of the fair values of the Company's unaudited financial assets and liabilities as of March 31, 2012:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$633,171	$633,171	$–	$–
	$633,171	$633,171	$–	$–

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2011:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$584,406	$584,406	$–	$–
	$584,406	$584,406	$–	$–

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

	March 31, 2012		December 31, 2011
	(Unaudited)
	Carrying amount	Fair value	Carrying amount	Fair value
Cash and cash equivalents	$67,758	$67,758	$219,348	$219,348
Equity securities held for trading	633,171	633,171	584,406	584,406
Other current assets	236,529	238,529	264,332	264,332
Investments	2,802,613	1,550,503	2,718,749	1,550,503
Advances from related parties	300,403	300,403	300,465	300,465
Capital lease payable	25,780	25,780	27,933	27,933
Convertible term loan	2,500,000	2,500,000	2,500,000	2,500,000

The investment located in Cambodia represents 10 percent of the issued common stock of a non-publicly traded company; that investment is carried at its fair value as of March 31 2012 and December 31, 2011 of $1,550,503 in the consolidated balance sheets. Another investment located in Singapore represents 8 percent of the issued common stock of a non-publicly traded company; the original investment of $116,136 as of December 31, 2011 was fully impaired.

Advances from related party

Advances from a director and related party of $300,403 at March 31, 2012 are unsecured, non-interest bearing and payable on demand.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense for the three months ended March 31, 2012 and 2011.

Foreign currency translation

Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the operations statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations.

Revenues

The Company's primary sources of revenue are from the sales of advertising space on interactive websites owned by the Company; distribution and licensing of content to our partners, broadband consulting services, and gaming revenue from our digital games.

The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10 Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service or product is performed or delivered and collectability of the resulting receivable is reasonably assured.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company enters into contractual arrangements with customers to license and distribute content; revenue is earned from content licenses, and content syndication, Agreements with these customers are typically for multi-year periods. For each arrangement, revenue is recognized when both parties have signed an agreement, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, the delivery of the service has occurred, and no other significant obligations on the part of the Company remain. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by the customer, pursuant to the terms of the license agreement.

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

Cost of services

The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are the cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. The cost of services pertaining to gaming is for managing and operating the operations and gaming centers. All these costs are accounted for in the period its was incurred.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred income taxes are determined using the assets and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company files income tax returns in the United States Federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. Federal and state income tax examinations by tax authorities for years before 2008. No income tax returns are currently under examination by any tax authorities.

Income (loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The cost of advertising is expensed as incurred. For the three months ended March 31, 2012 and 2011, the Company incurred advertising expenses of $1,447 and $2,994, respectively.

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

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet Topic 210): Disclosures about Offsetting Assets and Liabilities. Offsetting, otherwise known as netting, is the presentation of assets and liabilities as a single net amount in the statement of financial position (balance sheet). Companies have the option to present net in their balance sheets derivatives that are subject to a legally enforceable netting arrangement with the same party where rights of set-off are only available in the event of default or bankruptcy.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term "fair value." The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRS. The amendments to the FASB Accounting Standards Codification (Codification) in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

4. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	March 31,2012	December 31, 2011
	(Unaudited)

Equity security, at fair value.	$633,171	$584,406

The fair value of the security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in the equity security at fair value includes a unrealized gain of $48,765 and a unrealized loss of $72,221 for the three months ended March 31, 2012 and 2011, respectively.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2012	December 31, 2011
	(As Restated) (Unaudited)

Prepayments	$48,740	$47,026
Deposits	29,881	29,808
Other receivables	159,908	187,498
	$238,529	$264,332

Other receivables consist of receivable of $59,908 and $87,498 as of December 31, 2012 and 2011, respectively. The remaining $100,000 as of December 31, 2012 and 2011 was a non-interest bearing loan that was made to a third party

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Office equipment	$925,910	$925,910
Motor vehicle	91,190	91,190
Furniture, fixture and fittings	87,081	87,081
Pony set-top boxes	843,946	843,946
	1,948,127	1,948,127
Accumulated depreciation	(1,936,917)	(1,908,331)
	$11,210	$39,796

Depreciation expense was $28,586 and $55,530 for the three months ended March 31, 2012 and 2011, respectively.

7. FILM LIBRARY

Film library consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

No amortization expense was incurred for the three months ended March 31, 2012 and 2011, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

No amortization expense was incurred for the three months ended March 31, 2012 and 2011, respectively.

9. INVESTMENTS

Investments held at cost consist of the following:

	March 31, 2012	December 31, 2011
	(As Restated) (Unaudited)

Current:
Unquoted securities	$–	$–
	–	–
Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

9. INVESTMENTS (continued)

The Company's $2,802,613 investment at cost, operates a casino in Cambodia. During the year ended 2010, the Company decided to hold this investment for a period greater than one year and reclassified it to long term. This investment is subject to numerous risks, including:

-	difficulty enforcing agreements through the Cambodia's legal system;
-	general economic and political conditions in Cambodia; and
-	the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the investment's business and growth strategy.

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. The impairment on the investment was nil for the three months ended March 31, 2012 and $492,437 for the year ended December 31, 2011.

10. COMMITMENTS

Capital leases

The Company is the lessee of equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense for 2012 and 2011. The interest rate on the capitalized leases is fixed at 2.85%.

The following summarizes the Company's capital lease obligations:

	March 31, 2012	December 31,2011

Future Minimum lease payments	$30,924	$33,508
Less: amount representing interest	(5,144)	(5,575)
Present value of net minimum lease payments	$25,780	27,933
Less: current portion	(12,377)	(11,974)
	$13,403	$15,959

10. COMMITMENTS (continued)

Operating leases

The Company leases facilities and equipment under operating leases expiring through 2013. Total rental expense on operating leases for the three months ended March 31, 2012 and 2011 was $30,003 and $28,121, respectively. The Company leases one of its offices at a monthly rental of approximately $9,547 under an operating lease which expired on August 14, 2012 and was renewed until August 14, 2014 at a monthly rental of approximately $9,547. As of March 31, 2012, the future minimum lease payments are as follows:

For the year ending
December 31,	Operating

2012	$85,923
2013	114,564
2014	76,380
$276,867

11. INCOME TAXES

The Company files separate tax returns in Singapore and the United States of America.

The Company had approximately 4,651,000 in deferred tax assets as of March 31, 2012 and provided a valuation allowance of $4,651,000 as of March 31, 2012.

The Company had available approximately $8,640,000 of unused U.S. net operating loss carry-forwards at March 31, 2012, carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2012 the Company maintained a valuation allowance for the U.S. deferred tax asset related to net operating loss carry forward due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

11. INCOME TAXES (continued)

The Company had available approximately $9,600,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2012, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

12. CONVERTIBLE TERM LOAN

	March, 31, 2012	December 31, 2011

Current:
Convertible loan	$2,500,000	$2,500,000
	$2,500,000	$2,500,000

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. The accrued interest was $33,593 and $187,396 as of March 31, 2012 and December 31, 2011, respectively.

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income (loss), stockholders’ equity as of March 31, 2012 and the three months then ended. The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the period noted, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

Consolidated Balance Sheet

	March 31, 2012 (Unaudited)
	As Previously Reported	Effect of Restatement	Restated

Current assets

Cash	$67,758	$–	$67,758
Accounts receivable, net of allowance of $245,810 and $261,532 at March 31, 2012 and December 31, 2011	23,493	17,939	41,432
Equity securities held for trading	633,171	–	633,171
Other current assets	167,769	70,760	238,529

Total current assets	892,191	88,699	980,890

Non-current assets
Property, plant and equipment, net	11,210		11,210
Associate	37	–	37
Investments, net	1,843,076	(292,573)	1,550,503
Total non-current assets	1,854,323	(292,573)	1,561,750

TOTAL ASSETS	$2,746,514	$(203,874)	$2,542,640

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$791,243	$221,050	$1,012,293
Advances from related parties	100,465	199,938	300,403
Capital lease payable – short term	12,377	–	12,377
Convertible term loan	2,500,000	–	2,500,000

Total current liabilities	3,404,085	420,988	3,825,073

Non-current liabilities
Capital lease payable – long term	13,403	–	13,403

Total liabilities	3,417,488	420,988	3,838,476

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

	March 31, 2012 (Unaudited)
	As Previously Reported	Effect of Restatement	Restated
Stockholders’ equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 5,506,879 shares issued and outstanding at March 31, 2012	5,507	–	5,507
Common stock (par value $0.001) 400,000,000 Shares authorized; 194,656,710 shares issued and outstanding at March 31, 2012	194,657	–	194,657
Additional paid-in capital	42,628,555		42,628,555
Accumulated deficit	(40,876,876)	(592,231)	(41,469,107)
Accumulated other comprehensive income	968,406	–	968,406

Total Amaru Inc.’s stockholders’ equity	2,920,248	(592,230)	2,328,018
Noncontrolling interests	(3,591,223)	(32,631)	(3,623,854)

Total stockholders’ (deficit)	(670,975)	(624,861)	(1,295,836)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,746,514	$(203,873)	$2,542,640

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

Consolidated Statement of Income and Other Comprehensive Income (Loss)

	For the three months ended March 31, 2012
	(Unaudited)
	As Previously Reported	Effect of Restatement	Restated

Revenues	$2,359	$–	$2,359
Cost of services	(19,240)	–	(19,240)
Gross (loss)	(16,881)		(16,881)

Operating expenses
Distribution costs	6,369	–	6,369
Administrative expenses	183,144	–	183,144

Total expenses	189,513	–	189,513

(Loss) from operations	(206,394)		(206,394)

Other income (expense)
Interest expenses	(612)	(33,593)	(34,205)
Interest income	13	–	13
Net change in fair value of equities held for trading	48,765	–	48,765
Other	2,216	–	2,216

(Loss) before income taxes	(156,012)	(33,593)	(189,605)
(Provision) benefit for income taxes	–	–	–

Net (Loss)	(156,012)	(33,593)	(189,605)
Less: noncontrolling interest	(36,842)	(6,408)	(43,250)

Net (loss) attributable to common stockholders	$(119,170)	$(27,185)	$(146,355)

Earnings per share, basic	$(0.00)	$–	$(0.00)
Earnings per share, diluted	$(0.00)	$–	$(0.00)
Weighted average shares outstanding , basic	194,656,710	–	194,656,710
Weighted average shares outstanding , diluted	194,656,710	–	194,656,710

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (U.S. $)

FOR THE three months ENDED march 31, 2012 AND 2011 (unaudited)

Consolidated Statement of Cash Flows

	For the three months ended March 31, 2012 (Unaudited)
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities
Net (loss)	$(156,011)	$(33,594)	$(189,605)
Adjustment to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation	28,586	–	28,586
Net change in fair value of equities held for trading	(48,765)	–	(48,765)
Change in operating assets and liabilities
(Increase) in accounts receivable	(10,608)	(17,939)	(28,547)
Decrease (increase) in other current assets	(987)	26,789	25,802
Increase (decrease) in accounts payable	(25,398)	24,806	(592)

Net cash (used in) operating activities	(213,183)	62	(213,121)

Cash flows from financing activities
Payable to related parties	–	(62)	(62)
Repayment of obligation under capital lease	(2,153)	–	(2,153)
Issuance of preferred stock for cash	63,746	–	63,746

Net cash provided by financing activities	61,593	(62)	61,531

Net cash used	(151,590)	–	(151,590)
Cash and cash equivalents at beginning of period	219,348	–	219,348

Cash and cash equivalents at end of period	$67,758	$–	$67,758

Supplemental disclosure of cash flow information

Cash paid for interest	–	–	–
Cash paid for income taxes	$–	$–	$–

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

·	Revenue for the three months ended March 31, 2012 was $2,359 compared with $3,143 for the same period in 2011.

·	The Company's cash balance was $67,758 at March 31, 2012 compared with $219,348 at December 31, 2011.

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

The decrease in administrative expenses for the period ended March 31, 2011 was attributed mainly to the decrease in:

·	Depreciation and amortization. Equipment depreciation had decreased by $26,942 (49%), from $55,530 for the three months ended March 31, 2011 to $28,588 for the period ended March 31, 2012. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2011.

·	Legal and professional expenses had decreased by $30,676 (64%), from $48,985 for the three months ended March 31, 2011 to $18,309 for the three months ended March 31, 2012. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

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

·	our efforts to establish independent broadband sites in countries where conditions are suitable.

·	our ability to expand our offerings of content in entertainment and education, to include more niche channels and offerings.

·	our ability to provide content beyond just personal computers but to encompass television, wireless application devices and 3G hand phones.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to March 31, 2012, implemented the following procedures to address the material weakness noted above, including the following:

·	Enhanced the access to accounting literature, research materials and documents.

·	Identified third party professionals with whom to consult regarding complex accounting applications

·	Looking to additional staff to supplement our current accounting professionals with the requisite experience and training

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

Amaru, Inc. (Registrant)

July 12, 2013	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

