Form 10-Q/A
period 2012-06-30
AMARU INC
filed 2013-08-16
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A-1 (Amendment No. 1)

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

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A-1 (Amendment No. 1) For Period Ended June 30, 2012

i

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

June 30, 2012 and DECEMBER 31, 2011

ASSETS	June 30, 2012	December 31, 2011
	(As Restated) (Unaudited)

Current assets
Cash	$34,225	$219,348
Accounts receivable, net of allowance of $244,644 and $261,532 at June 30, 2012 and December 31, 2011, respectively	42,440	12,885
Equity securities held for trading	820,261	584,406
Other current assets	239,546	264,332

Total current assets	1,136,472	1,080,971

Non-current assets
Property, plant and equipment, net	6,796	39,796
Associate	37	37
Investments, net	1,550,503	1,550,503

Total non-current assets	1,557,336	1,590,336

TOTAL ASSETS	$2,693,808	$2,671,307

See accompanying notes to the consolidated financial statements

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

June 30, 2012 and December 31, 2011

LIABILITIES AND STOCKHOLDERS’ EQUITY	June 30, 2012	December 31, 2011
	(Unaudited, Restated)
Current liabilities
Accounts payable and accrued expenses	$1,050,395	$1,012,886
Advances from related parties	300,403	300,465
Capital lease payable – short term	–	11,974
Convertible term loan	2,500,000	2,500,000

Total current liabilities	3,850,798	3,825,325

Non-current liabilities
Capital lease payable – long term	–	15,959

Total non-current liabilities	–	15,959

Total liabilities	3,850,798	3,841,284

Stockholders’ equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,464,035 and 5,081,951 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	6,464	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at June 30, 2012 and December 31, 2011	194,657	194,657
Additional paid-in capital	42,771,166	42,565,234
Subscribed preferred stock	16,535	–
Accumulated deficit	(41,504,478)	(41,322,752)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,452,750	2,410,627
Noncontrolling interests	(3,609,740)	(3,580,604)

Total stockholders’ (deficit)	(1,156,990)	(1,169,977)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,693,808	$2,671,307

See accompanying notes to the consolidated financial statements amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2012 and 2011 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)

Revenues	$754	$1,096	$3,113	$4,239
Cost of services	(17,825)	(37,560)	(37,065)	(72,304)

Gross (loss)	(17,071)	(36,464)	(33,952)	(68,065)

Operating expenses
Distribution costs	24,357	13,166	30,726	20,538
Administrative expenses	201,160	314,113	384,291	592,935

Total expenses	225,517	327,279	415,017	613,473

(Loss) from operations	(242,588)	(363,743)	(448,969)	(681,538)

Other income (expense)
Interest expenses	(38,016)	(675)	(72,361)	(1,329)
Interest income	13	29	13	50
Gain on disposal of equipment	66,506	–	66,506	–
Equipment written off	–	–	–	(110,890)
Net change in fair value of securities held for trading	187,090	(45,460)	235,855	(117,681)
Others	5,878	1,651	8,094	3,177

AMARU, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $) FOR THE THREE AND SIX MONTHS ENDED JUND 30, 2012 AND 2011 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Restated)		(Restated)

Income (loss) before income taxes	(21,117)	(408,198)	(210,862)	(908,211)
(Provision) benefit for income taxes	–	–	–	–

Net income (loss) before noncontrolling interests	(21,117)	(408,198)	(210,862)	(908,211)
Noncontrolling interests	14,114	(54,793)	(29,136)	(112,609)

Net (loss)	$(35,231)	$(353,405)	$(181,726)	$(795,602)

Earnings per share, basic and diluted	$0.0001	$(0.002)	$(0.001)	$(0.005)

Weighted average shares outstanding , basic and diluted	194,656,710	194,472,095	194,656,710	190,475,504

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE six months ENDED JUNE 30, 2012 (unaudited)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Subscribed preferred stock

Balance at December 31, 2010	–	$–	179,666,062	$179,666	$41,510,530	$–
Subscribed common stock issued	–	–	14,990,648	14,991	297,593	–
Subscribed preferred stock issued	5,081,951	5,082	–	–	757,111	–
Net loss	–	–	–	–	–	–

Balance at December 31, 2011	5,081,951	5,082	194,656,710	194,657	42,565,234	–
Subscribed preferred Stock issued	1,382,084	1,382	–	–	205,932	–
Preferred stock subscribed (110,236 shares)	–	–	–	–	–	16,535
Net loss	–	–	–	–	–	–

Balance at June 30, 2012 (As Restated)	6,464,035	$6,464	194,656,710	$194,657	$42,771,166	$16,535

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE six months ENDED june 30, 2012 (unaudited)

		Accumulated other comprehensive income
	Accumulated deficit	Currency translation reserve	Fair value reserve	Minority interest	Total shareholders’ equity

Balance at December 31, 2010	$(39,425,386)	$12,927	$955,479	$(3,374,813)	$(141,597)
Subscribed common stock issued	–	–	–	–	312,584
Subscribed preferred stock Issued	–	–	–	–	762,193
Net loss	(1,897,366)	–	–	(205,791)	(2,103,157)

Balance at December 31, 2011	(41,322,752)	12,927	955,479	(3,580,604)	(1,169,977)
Subscribed preferred Stock issued	–	–	–	–	207,314
Preferred stock subscribed (110,236 shares)	–	–	–	–	16,535
Net loss	(181,726)	–	–	(29,136)	(210,862)

Balance at June 30, 2012 (As Restated)	$(41,504,478)	$12,927	$955,479	$(3,609,740)	$(1,156,990)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE six months ENDED June 30, 2012 AND 2011 (unaudited)

	Six Months Ended June 30,
	2012	2011
	(As Restated)

Cash flows from operating activities
Net income (loss)	$(210,862)	$(908,211)
Adjustment to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation	32,882	109,826
Equipment written off	–	110,890
Net change in fair value of securities held for trading	(235,855)	117,681
Gain from disposal of equipment	(66,506)	–
Change in operating assets and liabilities:
(Increase) in accounts receivable	(29,555)	(1,120)
Decrease in other current assets	24,786	13,230
Increase in accounts payable and accrued expenses	37,509	18,402

Net cash (used in) operating activities	(447,601)	(539,302)

Cash flows from investing activities
Acquisition of equipment	(1,219)	(2,489)
Cash proceeds from disposal of equipment	67,843	–

Net cash provided by (used in) investing activities	66,624	(2,489)

Cash flows from financing activities
Payable to related parties	(62)	(2,279)
Repayment of obligation under capital lease	(27,933)	(6,808)
Issuance of common stock for cash	–	312,584
Issuance of preferred stock for cash	207,314	250,000
Receipts from subscribed preferred stock	16,535	–

Net cash provided by financing activities	195,854	553,497

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE six months ENDED june 30, 2012 and 2011 (UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(As Restated)

Net (decrease) in cash	(185,123)	(11,706)
Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$34,225	$232,889

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 860.

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $41,504,478 and $41,322,752 at June 30, 2012 and December 31, 2011, respectively. The Company also has a working capital deficit of $2,714,326 and $2,744,354 at June 30, 2012 and December 31, 2011, respectively. The Company has had difficulty in rising adequate additional funding.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

The valuation of investment in films is reviewed on an overall basis, when an event or change in circumstances indicates that the fair value of the film library is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities". Equity securities held for trading as of June 30, 2012 and December 31, 2011 were $820,261 and $584,406, respectively. The changes relates to an unrealized gain of $235,855 and a unrealized loss of $117,681, for the six months ended June 30, 2012 and 2011, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of June 30, 2012:

	Total	Level 1	Level 2	Level 3	Level 4

Assets:
Equity securities held for trading	$820,261	$820,261	$–	$–	$–
	$820,261	$820,261	$–	$–	$–

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

	June 30,2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(Restated)	(Restated)
Cash and cash equivalents	$34,225	$34,225	$219,348	$219,348
Equity securities held for trading	820,261	820,261	584,406	584,406
Other current assets	239,546	239,546	264,332	264,332
Investments	2,802,613	1,550,503	2,718,749	1,550,503
Advances from related parties	300,403	300,403	300,465	300,465
Capital lease payable	–	–	27,933	27,933
Convertible term loan	2,500,000	2,500,000	2,500,000	2,500,000

The investment located in Cambodia represents 10 percent of the issued common stock of a non-publicly traded company; that investment is carried at its fair value as of June 30, 2012 and December 31, 2011 of $1,550,503 in the consolidated balance sheet. Another investment located in Singapore represents 8 percent of the issued common stock of a non-publicly traded company; the original investment of $116,136 as of December 31, 2011 was fully impaired.

Advances from related party

Advances from a director and related party of $300,403 at June 30, 2012 are unsecured, non-interest bearing and payable on demand.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated useful lives. Amortization of assets under capital leases is included in depreciation expense for the six months ended June 30, 2012 and 2011.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

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

The Company enters into contractual arrangements with customers on broadband consulting services and on-line turnkey solutions. Revenue is earned over the period in which the services are rendered. For each arrangement, revenue is recognized when a written agreement between both parties exist, the fees to be paid by the customer are fixed or determinable, collection of the fees is probable, and fulfillment of the obligations under the agreement has occurred. Revenue from broadband consulting services and on-line turnkey solutions is recognized over the period in which the services are rendered, by reference to completion of the specific transaction assessed on the basis of the actual services provided as a proportion of the total services to be performed. It is generally recognized from the date of acceptance and fulfillment of obligations under the sale and purchase agreement.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

3.     RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

4.     EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	June 30, 2012	December 31, 2011
	(Unaudited)

Quoted equity security, at fair value.	$820,261	$584,406

The fair value of the security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in equity security at fair value includes a unrealized gain of $235,855 for the six months ended June 30, 2012 and unrealized loss of $117,681 for the six months ended June 30, 2011.

5.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2012	December 31, 2011
	(As Restated) (Unaudited)

Prepayments	$39,154	$47,026
Deposits	29,843	29,808
Other receivables	170,549	187,498
	$239,546	$264,332

The $100,000 non-interest bearing loan that was made to a third party was included in other receivable as of June 30, 2012 and December 31, 2011.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

6.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Office equipment	$927,130	$925,910
Motor vehicle	11,000	91,190
Furniture, fixture and fittings	87,082	87,082
Pony set-top boxes	843,946	843,946
	1,869,158	1,948,128
Accumulated depreciation	(1,862,362)	(1,908,332)

	$6,796	$39,796

Depreciation expense was $32,882 and $109,826 for the six months ended June 30, 2012 and 2011, respectively.

7.     FILM LIBRARY

Film library consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)

Film library	$–	$–

No amortization expense was incurred for the six months ended June 30, 2012 and 2011.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

8.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2012	December 31, 2011
	(Unaudited)

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)

	$–	$–

No amortization expense was incurred for the six months ended June 30, 2012 and 2011.

9.     INVESTMENTS

Investments held at cost consist of the following:

	June 30, 2012	December 31, 2011
	(As Restated (Unaudited))

Current:
Unquoted securities	$–	$–

Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

9.     INVESTMENTS (continued)

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

-general economic and political conditions in Cambodia; and

-the Cambodian government may adopt regulations or take other actions that could-directly or indirectly harm the equity method investment's business and growth strategy.

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. The impairment on the investment was nil for the six months ended June 30, 2012 and $492,437 for the year ended December 31, 2011, respectively.

10.     COMMITMENTS

Capital leases

The Company is the lessee of equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2012 and 2011. The interest rates on capitalized leases is fixed at 2.85%.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

10.     COMMITMENTS (continued)

Capital leases (continued)

The following summarizes the Company's capital lease obligations:

	June 30, 2012	December 31, 2011
	(Unaudited)

Future Minimum lease payments	$–	$33,508
Less: amount representing interest	–	(5,575)
Present value of net minimum lease payments	$–	$27,933
Less: current portion	–	(11,974)
	$–	$15,959

The Company sold the equipment and paid liability in full as the end of June 30, 2012. At June 30, 2012, total future minimum lease commitments under such lease are nil.

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2013. Total rental expense on operating leases for the six months ended June 30, 2012 and 2011 was $60,537 and $57,575, respectively. The Company leases one of its offices at a monthly rental of approximately $9,834 under an operating lease which expired on August 14, 2012 and was renewed until August 14, 2014 at a monthly rental of approximately $9,834 As of June 30, 2012, the future minimum lease payments are as follows:

For the year ended
December 31,	Operating
(Restated)
2012	$59,004
2013	118,008
2014	78,672
$255,684

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

11.     INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately $4,659,000 in deferred tax assets as of June 30, 2012. The Company provided an allowance of $4,659,000 as of June 30, 2012.

The Company had available approximately $8,411,000 of unused U.S. net operating loss carry-forwards at June 30, 2012, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2012, the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $9,741,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2012, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

12.     CONVERTIBLE TERM LOAN

	June 30, 2012	December 31, 2011

Current:
Convertible loan	$2,500,000	$2,500,000
	$2,500,000	$2,500,000

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. The Company is negotiating to obtain a further extension of the convertible loan, with interest being accrued on the outstanding loan balance at 5% per annum. The accrued interest was $67,604 and $187,300 as of June 30, 2012 and December 31, 2011, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

13.     RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying consolidated balance sheet and the related consolidated statements of income and other comprehensive income (loss), stockholders’ equity as of and for the six months ended June 30, 2012. The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the period noted, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

Consolidated Balance Sheet

	June 30, 2012 (Unaudited)

	As Previously Reported	Effect of Restatement	Restated

Current assets

Cash	$34,225	$–	$34,225
Accounts receivable, net of allowance of $244,644 at June 30, 2012	24,501	17,939	42,440
Equity securities held for trading	820,261	–	820,261
Other current assets	168,784	70,762	239,546

Total current assets	1,047,771	88,701	1,136,472

Non-current assets
Property, plant and equipment, net	6,796	–	6,796
Associate	37	–	37
Investments - net	1,843,076	(292,573)	1,550,503
Total non-current assets	1,849,909	(292,573)	1,557,336

TOTAL ASSETS	2,897,680	(203,872)	2,693,808

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

	June 30, 2012 (Unaudited)

	As Previously Reported	Effect of Restatement	Restated

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$795,333	$255,062	$1,050,395
Advances from related parties	100,465	199,938	300,403
Capital lease payable – short term	–		–
Convertible term loan	2,500,000	–	2,500,000

Total current liabilities	3,395,798	455,000	3,850,798

Non-current liabilities
Capital lease payable – long term	–	–	–

Total liabilities	3,395,798	455,000	3,850,798

Stockholders’ equity
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,464,035 shares issued and outstanding at June 30, 2012	6,464	–	6,464
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at June 30, 2012	194,657	–	194,657
Additional paid-in capital	42,771,165	–	42,771,166
Subscribed preferred stock	16,535	–	16,535
Accumulated deficit	(40,884,358)	(620,120)	(41,504,478)
Accumulated other comprehensive income	968,406	–	968,406

Total Amaru Inc.’s stockholders’ equity	3,072,869	(620,119)	2,452,750
Noncontrolling interests	(3,570,987)	(38,753)	(3,609,740)

Total stockholders’ (deficit)	(498,118)	(658,872)	(1,156,990)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,897,680	$(203,872)	$2,693,808

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income and Other Comprehensive Income (Loss)

	For the three months ended June 30, 2012 (Unaudited)

	As Previously Reported	Effect of Restatement	Restated

Revenues	$754	$–	$754
Cost of services	(17,826)	1	(17,825)
Gross (loss)	(17,072)	–	(17,071)

Operating expenses
Distribution costs	24,357	–	24,357
Administrative expenses	201,147	13	201,160

Total expenses	225,504	13	225,517

(Loss) from operations	(242,576)	(12)	(242,588)

Other income (expense)
Interest expenses	(4,144)	(33,872)	(38,016)
Interest income	–	13	13
Gain on disposal of equipment	66,506	–	66,506
Net change in fair value of equities held for trading	187,090	–	187,090
Other	5,878	–	5,878

Income (loss) before income taxes	12,754	(33,871)	(21,117)
(Provision) benefit for income taxes	–		–

Net income (loss)	$12,754	$(33,871)	$(21,117)
Less: noncontrolling interest	20,236	(6,122)	14,114

Net (loss) attributable to common stockholders	$(7,482)	$(27,749)	$(35,231)

Earnings per share, basic and diluted	$0.0001	$–	$0.0001
Weighted average shares outstanding , basic and diluted	200,689,853	(6,033,143)	194,656,710

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income and Other Comprehensive Income (Loss)

	For the six months ended June 30, 2012 (Unaudited)

	As Previously Reported	Effect of Restatement	Restated

Revenues	$3,113	$–	$3,113
Cost of services	(37,065)	–	(37,065)
Gross (loss)	(33,952)	–	(33,952)

Operating expenses
Distribution costs	30,726	–	30,726
Administrative expenses	384,291	–	384,291

Total expenses	415,017	–	415,017

(Loss) from operations	(448,969)	–	(448,969)

Other income (expense)
Interest expenses	(4,756)	(67,605)	(72,361)
Interest income	13	–	13
Gain on disposal of equipment	66,506	–	66,506
Net change in fair value of equities held for trading	235,855	–	235,855
Other	8,094	–	8,094

Income (loss) before income taxes	(143,257)	(67,605)	(210,862)
(Provision) benefit for income taxes	–		–

Net income (loss)	$(143,257)	$(67,605)	$(210,862)
Less: noncontrolling interest	(16,606)	(12,530)	(29,136)

Net (loss) attributable to common stockholders	$(126,651)	$(55,075)	$(181,726)

Earnings per share, basic and diluted	$(0.001)	$–	$(0.001)
Weighted average shares outstanding , basic and diluted	200,251,617	(6,033,143)	194,656,710

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (IN U.S. $)

FOR THE three and six months ENDED JUNE 30, 2012 AND 2011 (unaudited)

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows

	For the six months ended June 30, 2012 (Unaudited)

	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities
Net (loss)	$(143,257)	$(67,605)	$(210,862)
Adjustment to reconcile net income to net cash Provided by (used in) operating activities:
Depreciation	34,221	(1,339)	32,882
Gain on disposal of equipment	(66,506)	–	(66,506)
Net change in fair value of equities held for trading	(235,855)	–	(235,855)
Change in operating assets and liabilities
(Increase) in accounts receivable	(11,616)	(17,939)	(29,555)
Decrease (increase) in other current assets	(2,002)	26,788	24,786
Increase (decrease) in accounts payable	(21,308)	58,817	37,509

Net cash (used in) operating activities	(446,323)	(1,278)	(447,601)

Cash flows from investing activities
Acquisition of equipment	(1,220)	–	(1,219)
Receipts from disposal of equipment	66,506	1,337	67,843

Net cash provided by investing activities	65,286	1,338	66,624

Cash flows from financing activities
Payable to related parties	–	(62)	(62)
Repayment of obligation under capital lease	(27,934)	–	(27,933)
Issuance of preferred stock for cash	207,313	–	207,314
Receipts from subscribed preferred stock	16,535	–	16,535

Net cash provided by financing activities	195,914	(60)	195,854

Net cash used	(185,123)	–	(185,123)
Cash and cash equivalents at beginning of period	219,348	–	219,348

Cash and cash equivalents at end of period	$34,225	$–	$34,225

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

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

Amaru, Inc. (Registrant)

August 15, 2013	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

