Form 10-Q
period 2013-03-31
AMARU INC
filed 2013-08-16
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013

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

Large accelerated reporting filer |_|	Accelerated filer |_|
Non-accelerated filer |_|	Smaller company |X|
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes [_]    No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	199,990,043 shares
(Class)	(Outstanding at April 30, 2013)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended March 31, 2013

Table of Contents

PAGE
PART I: FINANCIAL INFORMATION	F-1

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	F-1
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statement of Stockholders' Equity and Comprehensive Income	F-4
Consolidated Statements of Cash Flows	F-6
Notes to Consolidated Financial Statements	F-5 to F-17

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4: CONTROLS AND PROCEDURES	6

PART II: OTHER INFORMATION	7

ITEM 1: LEGAL PROCEEDINGS	7
ITEM 1A: RISK FACTORS	7
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3: DEFAULTS UPON SENIOR SECURITIES	28
ITEM 4: MINE SAFETY DISCLOSURES	12
ITEM 5: OTHER INFORMATION	12
ITEM 6: EXHIBITS	12

SIGNATURES	13

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2013 AND DECEMBER 31, 2012

ASSETS	March 31, 2013 (Unaudited)	December 31, 2012

Current assets
Cash	$185,384	$33,460
Accounts receivable, net of allowance of $264,583 and $265,671 at March 31, 2013 and December 31, 2012, respectively	35,316	54,714
Equity securities held for trading	398,695	598,429
Other current assets	178,405	256,061

Total current assets	797,800	942,664

Non-current assets
Property, plant and equipment, net	5,490	7,256
Investments, net	1,550,503	1,550,503

Total non-current assets	1,555,993	1,557,759

TOTAL ASSETS	$2,353,793	$2,500,423

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2013 AND DECEMBER 31, 2012

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2013 (Unaudited)	December 31, 2012

Current liabilities
Accounts payable and accrued expenses	$1,540,395	$1,081,530
Advances from related parties	300,403	300,403
Convertible term loan	1,699,890	1,898,470

Total current liabilities	3,540,688	3,280,403

Total liabilities	3,540,688	3,280,403

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,643,054 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	6,643	6,643
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at March 31, 2013 and December 31, 2012	194,657	194,657
Additional paid-in capital	42,797,837	42,797,837
Accumulated deficit	(41,581,185)	(41,220,399)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,386,358	2,747,144
Noncontrolling interests	(3,573,253)	(3,527,124)

Total stockholders’ (deficit)	(1,186,895)	(779,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$2,353,793	$2,500,423

See accompanying notes to consolidated financial statements

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012

Revenues	$6,910	$2,359
Cost of services	(25,223)	(19,240)

Gross (loss)	(18,313)	(16,881)

Operating expenses
Distribution costs	4,455	6,369
Bad debts written off	88,700	–
Administrative expenses	259,457	183,144

Total expenses	352,612	189,513

(Loss) from operations	(370,925)	(206,394)

Other income (expense)
Interest expenses	(26,582)	(34,205)
Interest income	–	13
(Loss) from sales of investment	(10,101)	–
Net change in fair value of securities held for trading	(25,718)	48,765
Other	26,411	2,216

Income (loss) before income taxes	(406,915)	(189,605)
(Provision) benefit for income taxes	–	–

Net income (loss) before noncontrolling interests	(406,915)	(189,605)
Noncontrolling interests	(46,129)	(43,250)

Net (loss) attributable to common stockholders	$(360,786)	$(146,355)

See accompanying notes to consolidated financial statements

F-3

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 and 2012 (Unaudited)

	Three Months Ended March 31,
	2013	2012

Loss per share, basic	(0.00)	(0.00)
Loss per share, diluted	(0.00)	(0.00)

Weighted average shares outstanding , basic and diluted	194,656,710	194,656,710

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit

Balance at December 31, 2012	6,643,054	$6,643	194,656,710	$194,657	$42,797,837	$(41,220,399)
Subscribed common stock issued	–	–	–	–	–	–
Subscribed preferred Stock issued	–	–	–	–	–	–
Net income	–	–	–	–	–	(360,786)
Balance at March 31, 2013	6,643,054	$6,643	194,656,710	$194,657	$42,797,837	$(41,581,185)

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED)

	Accumulated other comprehensive income
	Currency translation reserve	Fair value reserve	Minority interest	Total shareholders’ equity

Balance at December 31, 2012	$12,927	$955,479	$(3,527,124)	$(779,980)
Subscribed common stock issued	–	–	–	–
Subscribed preferred Stock issued	–	–	–	–
Net income	–	–	(46,129)	(406,915)
Balance at March 31, 2013	$12,927	$955,479	$(3,573,253)	$(1,186,895)

See accompanying notes to consolidated financial statements

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE three months ENDED march 31, 2013 AND 2012 (unaudited)

	Three Months Ended March 31
	2013	2012
Cash flows from operating activities
Net (loss)	$(406,915)	$(189,605)
Adjustment to reconcile net loss to net cash Provided by (used in) operating activities:
Depreciation	1,766	28,586
Net change in fair value of securities held for trading	25,718	(48,765)
Loss from sales of securities	10,102
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	19,398	(28,547)
Decrease in other current assets	77,656	25,802
Increase (decrease) in accounts payable and accrued expenses	458,865	(592)

Net cash provided by (used in) operating activities	186,590	(213,121)

Cash flows from investing activities
Cash proceeds from sales of securities	163,914	–

Net cash provided by investing activities	163,914	–

Cash flows from financing activities
Payable to related parties	–	(62)
Repayment of obligation under capital lease	–	(2,153)
Repayment of term loan	(198,580)	–
Issuance of preferred stock for cash	–	63,746

Net cash (used in) provided by financing activities	(198,580)	61,531

Net (decrease) in cash	151,924	(151,590)
Cash and cash equivalents at beginning of period	33,460	219,348

Cash and cash equivalents at end of period	$185,384	$67,758

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to consolidated financial statements

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $41,581,185 and $41,220,399 at March 31 2013 and December 31, 2012, respectively. The Company also has a working capital deficit of $2,742,888 and $2,337,739 at March 31, 2013 and December 31, 2012, respectively. The Company has had difficulty in rising adequate additional funding.

The items discussed above raise substantial doubts about the Company's ability to continue as a going concern. The Company will require additional equity or debt financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary equity or debt on a timely basis, on acceptable terms, or at all. The Company plans also to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities." Equity securities held for trading as of March 31, 2013 and December 31, 2012 were $398,695, and $598,429, respectively. The changes relates to an unrealized loss of $21,906 and an unrealized gain of $48,765, were recognized for March 31, 2013 and 2012, respectively.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of March 31, 2013:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$398,695	$398,695	$-	$-
	$398,695	$398,695	$-	$-

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2012:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$598,429	$598,429	$-	$-
	$598,429	$598,429	$-	$-

The investment located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value as of March 31 2013 and December 31, 2012 of $1,550,503, in the consolidated balance sheets. Another investment located in Singapore represents 8 percent of the issued common stock of an untraded company. The original investment of $116,136 as of December 31, 2011 was fully impaired. In 2013, all investments were classified as long term with $1,550,503 as its fair value.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at March 31, 2013 are unsecured, non-interest bearing and payable on demand.

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The Company sold the equipment and paid liability in full during the second quarter of 2012. The assets are amortized over the lesser of their related lease terms or their estimated useful lives for the three months ended March 31, 2012. At March 31, 2013, total future minimum lease commitments under such lease are nil.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues (continued)

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of operations in of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

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

Advertising

The cost of advertising is expensed as incurred. For the three months ended March 31, 2013 and 2012, the Company incurred advertising expenses of $1,698 and $1,447, respectively.

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments (“CTA”) upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, “Consolidation-Overall,” or ASC 830-30, “Foreign Currency Matters-Translation of Financial Statements,” applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement is not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. This ASU allows an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments to the Codification in the ASU do not change the items that must be reported in

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

3. RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

other comprehensive income or when an item of other comprehensive income must be reclassified to net income. ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company has adopted this guidance. The adoption did not have a material impact on the Company’s financial statements.

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

4. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	March 31, 2013	December 31, 2012

Equity security, at fair value.	$398,695	$598,429

The fair value of the security is based on the quoted closing market price on the date of Sale and Purchase agreement. The investment in the equity security at fair value includes a unrealized loss of $21,906 and a unrealized gain of $48,765 for the three months ended March 31, 2013 and 2012, respectively

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2013	December 31, 2012

Prepayments	$38,094	$49,355
Deposits	36,646	38,162
Other receivables	103,665	168,544
	$178,405	$256,061

The $100,000 non-interest bearing loan that was made to a third party was included in other receivable as of March 31, 2013 and December 31, 2012.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2013	December 31, 2012

Office equipment	$929,179	$929,179
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	89,960	89,960
Pony set-top boxes	843,946	843,946
	1,874,085	1,874,085
Accumulated depreciation	(1,868,595)	(1,866,829)
	$5,490	$7,256

Depreciation expense was $1,768 and $28,586 for the three months ended March 31, 2013 and 2012, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

7. FILM LIBRARY

Film library consist of the following:

	March 31, 2013	December 31, 2012

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

No amortization expense was incurred for the three months ended March 31, 2013 and 2012.

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2013	December 31, 2012

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

No amortization expense was incurred for the three months ended March 31, 2013 and 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	March 31, 2013	December 31, 2012

Current:
Unquoted securities	$-	$-
	–	–
Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

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

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. The impairment on the investment was nil for the three months ended March 31, 2013 and year ended December 31, 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

10. COMMITMENTS

Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. Depreciation of assets under capital leases is included in depreciation expense for 2013 and 2012. Interest rates on capitalized leases is fixed at 2.85%. The Company sold the equipment and paid liability in full in the second quarter of 2012. At March 31, 2013 and December 31, 2012, total future minimum lease commitments under such lease is nil.

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2013. Total rental expense on operating leases for the three months ended March 31, 2013 and 2012 was $ 29,226 and $30,003, respectively. The Company leases one of its offices at a monthly rental of approximately $9,676 under an operating lease which expired on August 14, 2012 and was renewed until August 14, 2014 at a monthly rental of approximately $9,676. As of March 31, 2013, the future minimum lease payments are as follows:

For the year ended
December 31,	Operating

2013	87,084
2014	77,408
$164,492

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

11. INCOME TAXES

The Company files separate tax returns in Singapore and the United States of America.

The Company had approximately 4,700,000 in deferred tax assets as of March 31, 2013 and provided a valuation allowance of $4,700,000 as of March 31, 2012.

The Company had available approximately $8,400,000 of unused U.S. net operating loss carry-forwards at March 31, 2013, carry-forwards expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2013 the Company maintained a valuation allowance for the U.S. deferred tax asset related to net operating loss carry forward due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,500,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2013, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

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

12. CONVERTIBLE TERM LOAN

	March 31, 2013	December 31, 2012

Current:
Convertible loan	$1,699,890	$1,898,470
	$1,699,890	$1,898,470

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012 (UNAUDITED)

12. CONVERTIBLE TERM LOAN (continued)

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. The Company is negotiating to obtain a further extension of the convertible loan, with interest being accrued on the outstanding loan balance at 5% per annum. The accrued interest was $26,582 and $130,600 as of March 31, 2013 and December 31, 2012, respectively.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of March 31, 2013, this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the three months ended March 31, 2013 was $6,910 compared with $2,359 for the same period in 2012.

•	The Company's cash balance was $185,384 at March 31, 2013 compared with $33,460 at December 31, 2012.

Revenue

Revenue from entertainment for the three months ended March 31, 2013 at $6,910 was higher than revenue of $2,359 for the three months ended March 31, 2012 by $4,551 (193%). It was mainly due to increase in content distribution and licensing revenue from new customers for the three months ended March 31, 2013.

Cost of Services

Cost of services for the three months ended March 31, 2013 was $25,223 which increased by $5,984 (31%) from $19,240 for the three months ended March 31, 2012. It was mainly due to increase in cost spending on bandwidths and other related production costs by $8,461 (322%) from $2,629 for the three months ended March 31, 2012 to $11,090 for the three months ended March 31, 2013.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2013 at $4,455 were lower by $1,914 (30%) as compared to the amount of $6,369 incurred for the three months ended March 31, 2012.

The lower distribution expenses were attributed to decrease spending on transportation expenses which decreased by $1,842 (91%) from $2,023 for the three months ended March 31, 2012 to $181 for the three months ended March 31, 2013.

BAD DEBTS WRITTEN OFF

The bad debts written off in 2013 were primarily attributed to the write off of the long outstanding balance of $88,700 from previous accounts receivable and other current assets. There was no bad debts written off for the three months ended March 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2013 at $259,457 were higher by $76,313 (42%) as compared to the amount of $183,144 incurred for the three months ended March 31, 2012.

The increase in administrative expenses for the period ended March 31, 2013 was attributed mainly to the increase in:

•	Total staff costs had increased by $24,701 (30%), from $81,167 for the three months ended March 31, 2012 to $105,868 for the period ended March 31, 2013. .

•	Legal and professional expenses had increased by $25,523 (139%), from $18,309 for the three months ended March 31, 2012 to $43,832 for the three months ended March 31, 2013.

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $370,925 for the three months ended March 31, 2013 as compared to the loss from operations of $206,394 for the three months ended March 31, 2012 mainly due to increase in general and administrative expenses during 2013.

NET LOSS

Net loss for the three months ended March 31, 2013, was $406,915 which increased by $217,310 (115%) from net loss of $189,605 for the three months ended March 31, 2012. The increase was mainly due to bad debts written off of $88,700 and increase in general and administrative expenses for the for the three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $185,384 at March 31, 2013 as compared to cash of $33,460 at December 31, 2012.

The Company does not finance its operations through short-term bank credit nor long-term bank loans as it believes that cash generated from its operations will be able to cover its daily running cost and overheads.

During the three months ended March 31, 2013, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2013 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $562,864 and $598,429 in marketable securities as of March 31, 2013 and December 31, 2012 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $185,384 and $33,460 at March 31, 2013 and December 31, 2012, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended March 31, 2013 as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to March 31, 2013, implemented the following procedures to address the material weakness noted above, including the following:

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates.. Where the media industry was concerned, major corporations reduced their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the latter half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

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

WE GENERATED A NET LOSS OF $384,373 AND $189,605 BEFORE TAXES FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND MARCH 31, 2012, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $384,373 for the three months ended March 31, 2013 compared to a consolidated net loss before taxes of $189,605 during 2012. We realized a gain cash flow from operating activities of $190,942 for the three months ended March 31, 2013 compared to deficits of $213,181 for the three months ended March 31, 2012. For the three months ended 31 March 2013, we had an accumulated deficit of $41,562,765 and a working capital deficiency of $2,720,344 compared to an accumulated deficit of $41,220,399 and a working capital deficiency of $2,337,739 for the year ended December 31, 2012. At at March 31, 2013, we had a stockholders' deficit of $1,164,353 compared to a stockholders' deficit of $779,980 as at December 31, 2012. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 11, 2013, the Company issued a total of 226,667 shares of  preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.15 per share for a total amount of $34,000, to an “accredited investor”, as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

