Form 10-Q
period 2013-06-30
AMARU INC
filed 2013-08-19
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013

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

Large accelerated reporting filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller company [X]
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	199,990,043 shares of Common Stock
(Class)	(Outstanding as of July 31, 2013)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q For Period Ended June 30, 2013

i

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

JUNE 30, 2013 and DECEMBER 31, 2012

ASSETS	June 30, 2013 (Unaudited)	December 31, 2012

Current assets
Cash	$56,894	$33,460
Accounts receivable, net of allowance of $254,992 and $265,671 at June 30, 2013 and December 31, 2012, respectively	–	54,714
Equity securities held for trading	80,440	598,429
Other current assets	169,937	256,061

Total current assets	307,271	942,664

Non-current assets
Property, plant and equipment, net	4,625	7,256
Investments, net	1,550,503	1,550,503

Total non-current assets	1,555,128	1,557,759

TOTAL ASSETS	$1,862,399	$2,500,423

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)

JUNE 30, 2013 and december 31, 2012

LIABILITIES AND stockholders’ (DEFICIT)	June 30, 2013 (Unaudited)	December 31, 2012

Current liabilities
Accounts payable and accrued expenses	$1,485,662	$1,081,530
Advances from related parties	300,403	300,403
Convertible term loan	1,499,750	1,898,470

Total current liabilities	3,285,815	3,280,403

Total liabilities	3,285,815	3,280,403

Stockholders’ (deficit)
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,643,054 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	6,643	6,643
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at June 30, 2013 and December 31, 2012	194,657	194,657
Additional paid-in capital	42,797,837	42,797,837
Accumulated deficit	(41,778,254)	(41,220,399)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,189,289	2,747,144
Noncontrolling interests	(3,612,705)	(3,527,124)

Total stockholders’ (deficit)	(1,423,416)	(779,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,862,399	$2,500,423

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenues	$7,040	$754	$13,950	$3,113
Cost of services	(35,664)	(17,825)	(60,887)	(37,065)

Gross (loss)	(28,624)	(17,071)	(46,937)	(33,952)

Operating expenses
Distribution costs	8,740	24,357	13,195	30,726
Allowance for doubtful accounts	–	–	88,700	–
Administrative expenses	138,502	201,160	397,960	384,291

Total expenses	147,242	225,517	499,855	415,017

(Loss) from operations	(175,866)	(242,588)	(546,792)	(448,969)

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 and 2012 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other income (expense)
Interest expenses	(22,306)	(38,016)	(48,888)	(72,361)
Interest income	–	13	–	13
Gain from sale of equipment	–	66,506	–	66,506
Gain from sale of investment	(30,855)		(40,956)
Net change in fair value of securities held for trading	(14,633)	187,090	(40,351)	235,855
Other	7,140	5,878	33,551	8,094

(Loss) before income taxes	(236,520)	(21,117)	(643,436)	(210,862)
Provision for income taxes	–	–	–	–

Net (loss) before noncontrolling interests	(236,520)	(21,117)	(643,436)	(210,862)
Noncontrolling interests	(39,452)	14,114	(85,581)	(29,136)

Net (loss) attributable to common stockholders	$(197,068)	$35,231	$(557,855)	$(181,726)

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2013 and 2012 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding , basic and diluted	194,656,710	194,656,710	194,656,710	194,656,710

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE six months ENDED june 30, 2013 (unaudited)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit

Balance at December 31, 2012	6,643,054	$6,643	194,656,710	$194,657	$42,797,837	$(41,220,399)
Net income	–	–	–	–	–	(557,855)

Balance at June 30, 2013	6,643,054	$6,643	194,656,710	$194,657	$42,797,837	$(41,778,254)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME

FOR THE Six months ENDED june 30, 2013 (unaudited)

	Accumulated other comprehensive income
	Currency translation reserve	Fair value reserve	Noncontrolling interest	Total shareholders’ equity

Balance at December 31, 2012	$12,927	$955,479	$(3,527,124)	$(779,980)
Net income	–	–	(85,581)	(643,436)

Balance at June 30, 2013	$12,927	$955,479	$(3,612,705)	$(1,423,416)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE six months ENDED June 30, 2013 AND 2012 (unaudited)

	Six Months Ended June 30
	2013	2012

Cash flows from operating activities
Net (loss)	$(643,436)	$(210,862)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,631	32,882
Net change in fair value of securities held for trading	40,351	(235,855)
Loss (Gain) from sales of securities	40,956	(66,506)
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	54,714	(29,555)
Decrease in other current assets	86,124	24,786
Increase in accounts payable and accrued expenses	404,132	37,509

Net cash provided by (used in) operating activities	(14,528)	(447,601)

Cash flows from investing activities
Acquisition of equipment	–	(1,219)
Cash proceeds from disposal of equipment	–	67,843
Cash proceeds from sale of securities	436,682	–

Net cash provided by investing activities	436,682	66,624

Cash flows from financing activities
Prepayment of advances from related parties	–	(62)
Repayment of obligation under capital lease	–	(27,933)
Repayment of term loan	(398,720)	–
Issuance of common stock for cash	–	207,314
Issuance of preferred stock for cash	–	16,635

Net cash (used in) provided by financing activities	(398,720)	195,854

Net increase (decrease) in cash	23,434	(185,123)
Cash at beginning of period	33,460	219,348

Cash at end of period	$56,894	$34,225

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

The Company's business model in the area of broadband entertainment includes e-services, which it hopes will provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; on-line dealerships and pay per view services.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The consolidated financial statements include the financial statements of Amaru, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810, consolidation of variable interest entities and to assess whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 860.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $41,778,254 and $41,220,399 at June 30, 2013 and December 31, 2012, respectively. The Company also has a working capital deficit of $2,978,544 and $2,337,739 at June 30, 2013 and December 31, 2012, respectively. The Company has had difficulty in a rising adequate additional funding.

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

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and ultimately achieving to profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with ACS Section 320 "Accounting for Certain Investments in Debt and Equity Securities." Equity securities held for trading as of June 30, 2013 and December 31, 2012 were $80,440, and $598,429, respectively. The changes relates to an unrealized loss of $14,633, and an unrealized gain of $187,090, were recognized for June 30, 2013 and 2012, respectively.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

Level 2 Inputs – Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3 Inputs – Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of June 30, 2013:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$80,440	$80,440	$–	$–
	$80,440	$80,440	$–	$–

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2012:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$598,429	$598,429	$–	$–
	$598,429	$598,429	$–	$–

The investment located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value as of June 30, 2013 and December 31, 2012 of $1,550,503, in the consolidated balance sheets. Another investment located in Singapore, represents 8 percent of the issued common stock of an untraded company. The original investment of $116,136 as of December 31, 2011 was fully impaired.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at June 30, 2013 are unsecured, non-interest bearing and payable on demand.

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The Company sold the equipment and paid liability in full during the second quarter of 2012. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. At June 30, 2013, total future minimum lease commitments under such lease are nil.

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

Revenues

The Company's primary sources of revenue are from the sales of advertising space on interactive websites owned by the Company; distribution and licensing of content to our partners and broadband consulting services.

The Company recognizes revenue in accordance with Accounting Standard Codification (ASC) 605-10. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service or product is performed or delivered and collectability of the resulting receivable is reasonably assured.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

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

Advertising

The cost of advertising is expensed as incurred. For the three months ended June 30, 2013 and 2012, the Company incurred advertising expenses of $2,086 and $2,515, respectively, and $3,784 and $3,962 for the six months ended June 30, 2013 and 2012, respectively.

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

In October 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-04 (“ASU 2012-04”), Technical Corrections and Improvements. The amendments in this update cover a wide range of topics and include technical corrections and improvements to the Accounting Standards Codification. The amendments in ASU 2012-04 will be effective for interim and annual reporting periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not expected to have a significant impact on the Company’s consolidated financial condition or results of operations.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

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

4.     EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	June 30, 2013	December 31, 2012

Equity security, at fair value.	$80,440	$598,429

The fair value of the security is based on the quoted closing market price on the balance sheet date. The investment in the equity security at fair value includes a unrealized loss of $14,633 and a unrealized gain of $187,090 for the three months ended June 30, 2013 and 2012, respectively, and a unrealized loss of $40,351, and a unrealized gain of $235,855 for the six months ended June 30, 2013 and 2012, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

5.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2013	December 31, 2012

Prepayments	$33,466	$49,355
Deposits	36,471	38,162
Other receivables	100,000	168,544
	$169,937	$256,061

The $100,000 non-interest bearing loan that was made to a third party was included in other receivables as of June 30, 2013 and December 31, 2012.

6.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2013	December 31, 2012

Office equipment	$930,031	$929,179
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	89,960	89,960
Pony set-top boxes	843,946	843,946
	1,874,937	1,874,085
Accumulated depreciation	(1,870,312)	(1,866,829)
	$4,625	$7,256

Depreciation expense was $865 and $5,161 for the three months ended June 30, 2013 and 2012, respectively, and $2,631 and $32,882 for the six months ended June 30, 2013 and 2012, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

7.     FILM LIBRARY

Film library consist of the following:

	June 30, 2013	December 31, 2012

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

No amortization expense was incurred for the three and six months ended June 30, 2013 and 2012.

8.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2013	December 31, 2012

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

No amortization expense was incurred for the three and six months ended June 30, 2013 and 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

9.     INVESTMENTS - NET

Investments held at cost consist of the following:

	June 30, 2013	December 31, 2012

Current:
Unquoted securities	$–	$–
	–	–
Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

The Company's $2,802,613 investment at cost, operates a casino in Cambodia. During the year ended 2010, the Company decided to hold this investment for a period greater than one year and reclassified it to long term. This investment is subject to numerous risks, including:

-difficulty enforcing agreements through Cambodia's legal system;

-general economic and political conditions in Cambodia; and

-the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the investment's business and growth strategy.

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. Additional impairment on the investment was nil for the six months ended June 30, 2013 and year ended December 31, 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

10.     COMMITMENTS

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2014. Total rental expense on operating leases for the three months ended June 30, 2013 and 2012 was $28,898 and $30,534, respectively, and $58,124 and $60,537 for the six months ended June 30, 2013 and 2012, respectively. The Company leases one of its offices at a monthly rental of approximately $9,472 under an operating lease which expired on August 14, 2012 and was renewed until August 14, 2014 at a monthly rental of approximately $9,472. As of June 30, 2013, the future minimum lease payments are as follows:

For the year ended
December 31,	Operating

2013	56,832
2014	75,776
$132,608

11.     INCOME TAXES

The Company files separate tax returns in Singapore and the United States of America.

The Company had available approximately $8,400,000 of unused U.S. net operating loss carry-forwards at June 30, 2013, which expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2013 the Company maintained a valuation allowance for the U.S. deferred tax asset related to net operating loss carry-forwards due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $14,400,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2013, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and six months ENDED June 30, 2013 AND 2012

11.     INCOME TAXES (continued)

The Company files Federal income tax returns in the U.S. and in various state jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. Federal and State income tax examinations by tax authorities for years before 2008. The Company is not currently subject to any income tax examinations by any tax authority. Should a tax examination be opened, management does not anticipate any tax adjustments, if accepted, that would result in a material change to its financial position.

12.     CONVERTIBLE TERM LOAN

	June 30, 2013	December 31, 2012

Current:
Convertible loan	$1,499,750	$1,898,470
	$1,499,750	$1,898,470

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. The Company is negotiating to obtain a further extension of the convertible loan, with interest being accrued on the outstanding loan balance at 5% per annum. The accrued interest was $48,888 and $130,600 as of June 30, 2013 and December 31, 2012, respectively.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the six months ended June, 2013 was $13,949 compared with $3,113 for the same period in 2012.
•	The Company's cash balance was $56,894 at June 30, 2013 compared with $33,460 at December 31, 2012.

Revenue

Revenue from entertainment for the six months ended June 30, 2013 at $13,950 was higher than revenue of $3,113 for the six months ended June 30, 2012 by $10,837 (348%). It was mainly due to increase in content distribution and licensing revenue from new customers for the six months ended June 30, 2013.

Cost of Services

Cost of services for the six months ended June 30, 2013 was $60,887 which increased by $23,822 (64%) from $37,065 for the six months ended June 30, 2012. It was mainly due to increase in cost spending on co-location and bandwidth charges by $6,132 (62%) from $9,874 for the six months ended June 30, 2012 to $16,006 for the six months ended June 30, 2013.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2013 at $13,194 were lower by $17,532 (57%) as compared to the amount of $30,726 incurred for the six months ended June 30, 2012.

The insignificant lower distribution expenses were attributed to decrease spending on entertainment where decreased by $11,272 (88%) from $12,798 for the six months ended June 30, 2012 to $1,526 for the six months ended June 30, 2013.

BAD DEBTS WRITTEN OFF

The bad debts written off in 2013 were primarily attributed to the write off of the long outstanding balance of $88,700 from previous accounts receivable and other current assets. There was no bad debts written off for the six months ended June 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June, 2013 at $397,960 where increased by $13,669 (4%) as compared to the amount of $384,291 incurred for the six months ended June 30, 2012.

The insignificant increase in administrative expenses for the period ended June 30, 2013 was attributed mainly to the increase in:

•	Staff salaries were increased by $50,932 (41%), from $123,541 for the six months ended June 30, 2012 to $174,584 for the same period ended June 30, 2013. The increase was mainly due to increase of labor cost.

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $546,792 for the six months ended June 30, 2013 as compared to the loss from operations of $448,969 for the six months ended June 30, 2012 mainly due as previous uncollectable trade and other receivables of $88,700 were written off into six months ended June 30, 2013.

NET LOSS

Net loss for the six months ended June 30, 2013, was $643,436 which increased by $432,574 (205%) from net loss of $210,862 for the six months ended June 30, 2012. The increase was partly due to loss on disposal of equity securities held for trade of $40,956 was earned for the six months ended June 30, 2013, and fair value adjustment for equities held for trading for a loss of $40,351 for the six months ended June 30, 2013 compared to a gain of $235,855 for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $56,894 at June 30, 2013 as compared to cash of $33,460 at December 31, 2012.

During the six months ended June 30, 2013, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rates risk is not material.

The Company believes that it's operation strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by Year 2013.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. However, no assurances can  be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held $80,440 and $598,429 in marketable securities as of June 30, 2013 and December 31, 2012 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $56,894 and $33,460 at June 30, 2013 and December 31, 2012, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended June 30, 2013, as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to June 30, 2013, implemented the following procedures to address the material weakness noted above, including the following:

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

WE GENERATED A NET LOSS OF $643,436 AND $210,862 BEFORE TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND JUNE 30, 2012, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $643,436 for the six months ended June 30, 2013 compared to a consolidated net loss before taxes of $210,862 during the same period in 2012. We realized a positive cash flow provided by operating activities of $422,154 for the six months ended June 30, 2013 compared to a cash flow used in operating activities of $447,601 for the six months ended June 30, 2012. For the six months ended June 30, 2013, we had an accumulated deficit of $41,778,254 and a working capital deficiency of $2,987,544 compared to an accumulated deficit of $41,220,399 and a working capital deficiency of $2,337,739 for the year ended December 31, 2012. At June 30, 2013, we had a stockholders' deficit of $1,432,416 compared to a stockholders' deficit of $779,980 as at December 31, 2012. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time. The financial statements do not contain any adjustments relating to the outcome of this uncertainty.

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

Amaru, Inc. (Registrant)

August 19, 2013	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

