Form 10-Q/A
period 2012-09-30
AMARU INC
filed 2013-11-19
CIK 1139822

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	194,656,710 shares of Common Stock
(Class)	(Outstanding as of September 30, 2012)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q/A (Amendment No. 1) for the Period Ended September 30, 2012

i

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2012 and DECEMBER 31, 2011

ASSETS	September 30, 2012	December 31, 2011
	(As Restated) (Unaudited)
Current assets
Cash	$49,230	$219,348
Accounts receivable, net of allowance of $247,594 and $261,532 at September 30, 2012 and December 31, 2011, respectively	45,299	12,885
Equity securities held for trading	1,163,161	584,406
Other current assets	261,172	264,332

Total current assets	1,518,862	1,080,971

Non-current assets
Property, plant and equipment, net	6,747	39,796
Associate	37	37
Investments - net	1,550,503	1,550,503

Total non-current assets	1,557,287	1,590,336

TOTAL ASSETS	$3,076,149	$2,671,307

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2012 and december 31, 2011

LIABILITIES AND stockholders’ DEFICIT	September 30, 2012	December 31, 2011
	(As Restated) (Unaudited)
Current liabilities
Accounts payable and accrued expenses	$1,073,594	$1,012,886
Advances from related parties	300,403	300,465
Capital lease payable – short term	–	11,974
Convertible term loan	2,199,090	2,500,000

Total current liabilities	3,573,087	3,825,325

Non-current liabilities
Capital lease payable – long term	–	15,959

Total liabilities	3,573,087	3,841,284

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,643,054 and 5,081,951 shares issued and outstanding at September 30, 2012 and December 31, 2011, respectively	6,643	5,082
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at September 30, 2012 and December 31, 2011	194,657	194,657
Additional paid-in capital	42,797,838	42,565,234
Accumulated (deficit)	(40,973,659)	(41,322,752)
Accumulated other comprehensive income	968,406	968,406

Total stockholders’ equity	2,993,885	2,410,627
Noncontrolling interests	(3,490,823)	(3,580,604)

Total stockholders’ (deficit)	(496,938)	(1,169,977)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$3,076,149	$2,671,307

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(As Restated)		(As Restated)

Revenues	$3,530	$103	$6,643	$4,342
Cost of services	(22,249)	(26,701)	(59,314)	(99,005)

Gross (loss)	(18,719)	(26,598)	(52,671)	(94,663)

Operating expenses
Distribution costs	8,298	21,812	39,024	42,350
Administrative expenses	232,498	222,882	616,789	815,817

Total operating expenses	240,796	244,694	655,813	858,167

(Loss) from operations	(259,515)	(271,292)	(708,484)	(952,830)

Other income (expense)
Interest expenses	(33,326)	(654)	(105,688)	(1,933)
Interest income			13
Gain on disposal of equipment	–	–	66,506	–
Equipment written off	–	–	–	(110,890)
Gain on disposal of investment	311,890	–	311,890	–
Net change in fair value of securities held for trading	624,245	(71,643)	860,100	(189,324)
Other	6,442	1,612	14,536	4,789

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 and 2011 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Income (loss) before income taxes	649,736	(341,977)	438,873	(1,250,188)
(Provision) benefit for income taxes	–	–	–	–

Net income (loss) before noncontrolling interests	649,736	(341,977)	438,873	(1,250,188)
Noncontrolling interests	118,917	(38,484)	89,780	(151,093)

Net income (loss) attribute to controlling interests	$530,819	$(303,493)	$349,093	$(1,099,095)

Earnings (loss) per share, basic and diluted	0.00	(0.00)	0.00	(0.00)

Weighted average shares outstanding, basic and diluted	194,656,710	192,553,763	194,656,710	192,553,763

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2012 (unaudited)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2011	5,081,951	$5,082	194,656,710	$194,657	$42,565,234	$(41,322,752)

Preferred Stock issued	1,561,103	1,561	–	–	232,604	–
Net income	–	–	–	–	–	349,093

Balance at September 30, 2012 (As Restated)	6,643,054	$6,643	194,656,710	$194,657	$42,797,838	$(40,973,659)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2012 (unaudited)

	Accumulated other comprehensive income
	Currency translation	Fair value reserve		Minority interest	Total stockholders’ (deficit)
Balance at December 31, 2011	$12,927	$955,479		$(3,580,604)	$(1,169,977)

Preferred Stock issued	–	–		–	234,165
Net income	–	–		89,781	438,874

Balance at September 30, 2012	$12,927	$955,479	4	(3,490,823)	$(496,938)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2012 AND 2011 (unaudited)

	Nine Months Ended September 30,
	2012	2011
	(As Restated)
Cash flows from operating activities
Net income (loss)	$438,873	$(1,250,188)
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,148	158,641
Equipment written off	–	110,890
Net change in fair value of securities held for trading	(860,100)	189,324
(Gain) from disposal of equipment	(66,506)	–
(Gain) from disposal of investment	(311,890)	–
Change in operating assets and liabilities:
(Increase) decrease in accounts receivable	(32,414)	885
(Increase) decrease in other current assets	(3,160)	20,191
Increase (decrease) in accounts payable and accrued expenses	60,708	(30,261)

Net cash (used in) operating activities	(737,341)	(800,518)

Cash flows from investing activities
Acquisition of equipment	(4,098)	(2,489)
Receipts form disposal of investment	593,235	–
Cash proceeds from disposal of equipment	72,826	–

Net cash provided by (used in) investing activities	661,963	(2,489)

Cash flows from financing activities
Payable to related parties	(62)	(2,279)
Repayment of obligation under capital lease	(27,933)	(12,520)
Repayment of convertible loan	(300,910)	–
Issuance of common stock for cash	–	513,000
Issuance of preferred stock for cash	234,165	312,584

Net cash provided by financing activities	(94,740)	810,785

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2012 and 2011 (UNAUDITED)

	Nine Months Ended September 30,
	2012	2011

Net increase (decrease) in cash	(170,118)	7,778
Cash and cash equivalents at beginning of period	219,348	221,183

Cash and cash equivalents at end of period	$49,230	$228,961

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–
Cash Paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $40,973,659 and $41,322,752 at September 30, 2012 and December 31, 2011, respectively. The Company also has a working capital deficit of $2,054,225 and $2,744,354 at September 30, 2012 and December 31, 2011, respectively. The Company has had difficulty in raising adequate additional funding.

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

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and ultimately achieving profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

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

Property and equipment

Property, plant and equipment are recorded at cost, less accumulated depreciation. Cost includes the price paid to acquire or construct the asset, including capitalized interest during the construction period, and any expenditures that substantially increase the asset’s value or extends the useful life of an existing asset. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the periods benefited. Maintenance and repairs are generally expensed as incurred. The estimated useful lives of the assets range from 3 to 5 years.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Associate

An “Associate” is an entity over which the Company has significant influence and that is neither a subsidiary nor an interest in a joint venture. Significant influence is the power to participate in the financial and operating policy decisions of the investee but is not control or joint control over those policies.

The results of the “Associate” are incorporated in these financial statements using the equity method of accounting. Under the equity method, investments in the Associates are carried in the consolidated balance sheet at cost and adjusted for post-acquisition changes in the Company's share of the net assets of the Associate, less any impairment in the value of individual investments. Losses of an Associate in excess of the group's interest in that Associate (which includes any long-term interests that, in substance, form part of the Company's net investment in the Associate) are not recognized, unless the group has incurred legal or constructive obligations or made payments on behalf of the Associate.

Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the Associate recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, after reassessment, is recognized immediately in the consolidated statement of operations. The Company currently has no goodwill related to any of the Associates. If the Company has transactions with the Associate, profits and losses are eliminated to the extent of the Company’s interest in the relevant Associate.

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with ACS Section 320 "Accounting for Certain Investments in Debt and Equity Securities". Equity securities held for trading as of September 30, 2012 and December 31, 2011 were $1,163,161 and $584,406, respectively. The changes relate to an unrealized gain of $860,100 and a unrealized loss of $32,809, for September 30, 2012 and December 31, 2011, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments (continued)

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of September 30, 2012:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$1,163,161	$1,163,161	$–	$–
	$1,163,161	$1,163,161	$–	$–

The Company's equity securities held for trading are classified within the Level 1 of the fair value hierarchy and are valued using quoted market prices reported on the active market on which the securities are traded.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair value of financial instruments (continued)

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of December 31, 2011:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$584,406	$584,406	$–	$–
	$584,406	$584,406	$–	$–

The investment located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value as of September 30, 2012 and December 31, 2011 of $1,550,503 in the consolidated balance sheets. Another investment located in Singapore, represents 8 percent of the issued common stock of an untraded company. The original investment of $116,136 as of December 31, 2011 was fully impaired.

The carrying amounts for the Company's cash, other current assets, accounts payable, advances from related parties, accrued expenses and other liabilities approximate their fair value due to their short term nature. Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. Trading securities are held at fair value based upon prices quoted on an exchange.

Advances from related party

Advances from a director and related party of $300,403 at September 30, 2012 and $300,465 at December 31, 2011 are unsecured, non-interest bearing and payable on demand.

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The Company sold the equipment and paid the liability in full during the second quarter of 2012. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. At September 30, 2012, total future minimum lease commitments under such lease are nil.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Website advertising revenue is recognized on a cost per thousand impressions (CPM) or cost per click (CPC), or a flat-fee basis. The Company earns CPM or CPC revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears on-line in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period. Revenue from flat-fee services is based on a customer's period of contractual service and is recognized on a straight-line basis over the term of the contract. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Income taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC 740, “Accounting for Income Taxes”. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that all or some portion of the deferred tax asset will not be realized.

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, “Earnings Per Share” (“ASC 260”) and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding during the period plus the effect of any dilutive shares outstanding during the period. The Company has no common stock equivalents, which would be dilutive.

Advertising

The cost of advertising is expensed as incurred. For the three months ended September 30, 2012 and 2011, the Company incurred advertising expenses of $1,600 and $3,178 respectively, and $5,562 and $6,908 for the nine months ended September 30, 2012 and 2011, respectively.

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

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

4. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	September 30, 2012	December 31, 2011

Quoted equity security, at fair value.	$1,163,161	$584,406

The fair value of the security is based on the quoted closing market price on the balance sheet date. The investment in the equity security at fair value includes a unrealized gain of $624,245 and a unrealized loss of $71,643 for the three months ended September 30, 2012 and 2011, respectively, and a unrealized gain of $860,100, and a unrealized loss of $189,324 for the nine months ended September 30, 2012 and 2011, respectively.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2012	December 31, 2011

Prepayments	$46,533	$47,026
Deposits	38,105	29,808
Other receivables	176,534	187,498
	$261,172	$264,332

The $100,000 non-interest bearing loan that was made to a third party was included in other receivables as of September 30, 2012 and December 31, 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2012	December 31, 2011

Office equipment	$927,130	$925,910
Motor vehicle	11,000	91,190
Furniture, fixture and fittings	89,961	87,082
Pony set-top boxes	843,946	843,946
	1,872,037	1,948,128
Accumulated depreciation	(1,865,290)	(1,908,332)

	$6,747	$39,796

Depreciation expense was $2,927 and $48,815 for the three months ended September 30, 2012 and 2011, respectively, and $37,148 and $158,641 for the nine months ended September 30, 2012 and 2011, respectively.

7. FILM LIBRARY

Film library consist of the following:

	September 30, 2012	December 31, 2011

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)

Film library	$–	$–

No amortization expense was incurred for the three and nine months ended September 30, 2012 and 2011.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2012	December 31, 2011

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)

	$–	$–

No amortization expense was incurred for the three and nine months ended September 30, 2012 and 2011.

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	September 30, 2012	December 31, 2011

Current:
Unquoted securities	$–	$–

Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment of unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

9. INVESTMENTS – NET

The Company's $2,802,613 investment at cost, operates a casino in Cambodia. This investment is subject to numerous risks, including:

-difficulty enforcing agreements through Cambodia's legal system;

-general economic and political conditions in Cambodia; and

-the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the investment’s business and growth strategy.

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. Additional impairment on the investment was nil and nil for the three months ended September 30, 2012 and 2011, respectively, and nil and $492,437 for the nine months ended September 30, 2012 and 2011 respectively.

10. COMMITMENTS

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2014. Total rental expense on leases for the three months ended September 30, 2012 and 2011 was $33,905 and $29,887, respectively, and $94,442 and $87,462 for the nine months ended September 30, 2012 and 2011, respectively. The Company leased one of its offices at a monthly rental of approximately $9,774 under an operating lease which expired on August 14, 2012 and was renewed until April 14, 2014. As of September 30, 2012, the future minimum lease payments under this lease are as follows:

For the year ended
December 31,

2012	$29,322
2013	117,288
2014	78,192
$224,802

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

10. COMMITMENTS (continued)

Capital Leases

The Company is the lessee of equipment under capital leases expiring in various years through 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the lower of their related lease terms or their estimated productive lives. Depreciation of assets under capital leases is included in depreciation expense for 2012 and 2011. Interest rates on capitalized leases is fixed at 2.85%. The Company sold the equipment and paid liability in full in the second quarter of 2012. At September 30, 2012 and December 31, 2011, total future minimum lease commitments under such leases is nil.

11. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $8,200,000 of unused U.S. net operating loss carry-forwards at September 30, 2012, which expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2012 and December 31, 2011, the Company maintained a valuation allowance for the U.S. deferred tax asset related to net operating loss carry-forwards due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,000,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2012, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

11. INCOME TAXES (continued)

The Company files Federal income tax returns in the U.S. and in various state jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2008. The Company is not currently subject to any income tax examinations by any tax authority.

12. CONVERTIBLE TERM LOAN

	September 30, 2012	December 31, 2011

Current:
Convertible loan	$2,199,090	$2,500,000
	$2,199,090	$2,500,000

The convertible loan represents a two year convertible loan taken by a subsidiary of the Company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary of the Company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. The Company is negotiating to obtain a further extension of the convertible loan, with interest being accrued on the outstanding loan balance at 5% per annum. The accrued interest was $100,932 and $187,396 as of September 30, 2012 and December 31, 2011, respectively.

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated the accompanying consolidated balance sheet and the related consolidated statements of operations and other comprehensive income (loss), stockholders’ equity as of September 30, 2012 and for the nine months then ended. The following discloses each line item on the Company’s consolidated financial statements, as previously reported, as of and for the period noted, the increase (decrease) in each line item on the Company’s consolidated financial statements as a result of the restatement, and each line item on the Company’s consolidated financial statements as restated.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Balance Sheet

	September 30, 2012
	(Unaudited)
	As Previously Reported	Effect of Restatement	As Restated

Current assets
Cash	$49,230	$–	$49,230
Accounts receivable, net of allowance of $247,594 and $261,532 at September 30, 2012 and December 31, 2011,respectively	27,360	17,939	45,299
Equity securities held for trading	1,163,161	–	1,163,161
Other current assets	190,409	70,763	261,172

Total current assets	$1,430,160	$88,702	$1,518,862

Non-current assets
Property, plant and equipment, net	6,747	–	6,747
Associate	37	–	37
Investments - net	1,843,076	(292,573)	1,550,503
Total non-current assets	1,849,860	(292,573)	1,557,287

TOTAL ASSETS	3,280,020	(203,871)	3,076,149

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$785,204	$288,390	$1,073,594
Advances from related parties	100,465	199,938	300,403
Capital lease payable – short term	–	–	–
Convertible term loan	2,199,090	–	2,199,090

Total current liabilities	3,084,759	488,328	3,573,087

Total liabilities	3,084,759	488,328	3,573,087

Stockholders’ equity (deficit)
Preferred stock (par value $0.001) 25,000,000 shares authorized; 6,464,035 issued and outstanding at September 30, 2012	6,643	–	6,643
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at September 30, 2012	194,657	–	194,657
Additional paid-in capital	42,797,838	–	42,797,838
Accumulated deficit	(40,325,665)	(647,994)	(40,973,659)
Accumulated other comprehensive income	968,406	–	968,406

Total Amaru Inc.’s stockholders’ equity	3,641,879	(647,994)	2,993,885
Noncontrolling interests	(3,446,618)	(44,205)	(3,490,823)

Total stockholders’ equity (deficit)	195,261	(692,199)	(496,938)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,280,020	$(203,871)	$3,076,149

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Operations and Other Comprehensive Income (Loss)

	For the three months ended September 30, 2012
	(Unaudited)
	As Previously Reported	Effect of Restatement	As Restated

Revenues	$3,530	$–	$3,530
Cost of services	(22,249)	–	(22,249)
Gross (loss)	(18,719)	–	(18,719)

Operating expenses
Distribution costs	8,298	–	8,298
Administrative expenses	232,498	–	232,498

Total expenses	240,796	–	240,796

(Loss) from operations	(259,515)	–	(259,515)

Other income (expense)
Interest expense	–	(33,326)	(33,326)
Gain on disposal of investment	311,890	–	311,890
Net change in fair value of equities held for trading	624,245	–	624,245
Other	6,442	–	6,442

Income (loss) before income taxes	683,062	(33,326)	649,736
(Provision) benefit for income taxes	–	–	–

Net income (loss)	683,062	(33,326)	649,736
Less: noncontrolling interest	124,369	(5,452)	118,917

Net (loss) attributable to common stockholders	$558,693	$(27,874)	$530,819

Earnings per share, basic and diluted	$0.00	$–	$0.00

Weighted average shares outstanding , basic and diluted	194,656,710	–	194,656,710

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Income and Other Comprehensive Income (Loss)

	For the nine months ended September 30, 2012
	(Unaudited)
	As Previously Reported	Effect of Restatement	As Restated

Revenues	$6,643	$–	$6,643
Cost of services	(59,314)	–	(59,314)
Gross (loss)	(52,671)	–	(52,671)

Operating expenses
Distribution costs	39,024	–	39,024
Administrative expenses	616,789	–	616,789

Total expenses	655,813	–	655,813

(Loss) from operations	(708,484)	–	(708,484)

Other income (expense)
Interest expenses	(4,756)	(100,932)	(105,688)
Interest income	13	–	13
Gain on disposal of equipment	66,506	–	66,506
Gain on disposal of investment	311,890	–	311,890
Net change in fair value of equities held for trading	860,100	–	860,100
Other	14,536	–	14,536

Income (loss) before income taxes	539,805	(100,932)	438,873
(Provision) benefit for income taxes	–	–	–

Net income (loss)	539,805	(100,932)	438,873
Less: noncontrolling interest	(107,763)	17,982	(89,781)

Net (loss) attributable to common stockholders	$432,042	$(82,950)	$349,092

Earnings per share, basic and diluted	$0.00	$–	$0.00

Weighted average shares outstanding , basic and diluted	194,656,710	–	194,656,710

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2012 AND 2011

13. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (continued)

Consolidated Statement of Cash Flows

	For the nine months ended September 30, 2012
	(Unaudited)
	As Previously Reported	Effect of Restatement	Restated

Cash flows from operating activities
Net Income	$539,805	$(100,932)	$438,873
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	37,148	–	37,148
Gain on disposal of equipment	(66,506)	–	(66,506)
Gain from disposal of investment	(311,890)	–	(311,890)
Net change in fair value of equities held for trading	(860,100)	–	(860,100)
Change in operating assets and liabilities:
(Increase) in accounts receivable	(14,475)	(17,939)	(32,414)
(Increase) decrease in other current assets	(23,627)	(20,467)	(3,160)
(Decrease) increase in accounts payable	(31,437)	92,145	60,708

Net cash (used in) operating activities	(731,082)	(6,259)	(737,341)

Cash flows from investing activities
Acquisition of equipment	(4,098)	–	(4,098)
Receipts from disposal of investment	593,235		593,235
Receipts from disposal of equipment	66,506	6,320	72,826

Net cash provided by investing activities	655,643	6,320	661,963

Cash flows from financing activities
Payable to related parties	–	(62)	(62)
Repayment of obligation under capital lease	(27,934)	1	(27,933)
Repayment of convertible loan	(300,910)	–	(300,910)
Receipts from preferred stock issued	234,165	–	234,165

Net cash provided by financing activities	(94,679)	(61)	(94,740)

Net cash used	(170,118)	–	(170,118)
Cash and cash equivalents at beginning of period	219,348	–	219,348

Cash and cash equivalents at end of period	$49,230	$–	$49,230

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–	$–
Cash paid for income taxes	$–	$–	$–

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

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2012 at $39,024 were lower by $3,326 (8%) as compared to the amount of $42,350 incurred for the nine months ended September 30, 2011.

The lower distribution expenses were attributed to decrease spending on traveling and transportation expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2012 at $616,789 were lowered by $199,028 (24%) as compared to the amount of $815,817 incurred for the nine months ended September 30, 2011.

The decrease in administrative expenses for the period ended September 30, 2012 was attributed mainly to the decrease in:

•	Depreciation and amortization. Equipment depreciation had decreased by $121,493 (77%), from $158,641 for the nine months ended September 30, 2011 to $37,148 for the same period ended September 30, 2012. The decrease was mainly due to most of the intangible assets and equipment being fully amortized and allowed for during the year ended December 31, 2010.

•	Legal and professional expenses had decreased by $119,643 (56%), from $212,857 for the nine months ended September 30, 2011 to $93,214 for the nine months ended September 30, 2012. The decrease was mainly due as a result of costs reduction measures to reduce operating costs

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $708,484 for the nine months ended September 30, 2012 as compared to the loss from operations of $952,830 for the nine months ended September 30, 2011 due mainly due as a result of costs reduction measures to reduce operating costs.

NET INCOME (LOSS)

Net income for the nine months ended September 30, 2012, was $438,873 which increased by $1,689,061 (135%) from net loss of $1,250,188 for the nine months ended September 30, 2011. The significantly increase was partly due to a gain of $311,890 from disposal of investment, and fair value adjustment for equities held for trading from a gain of $860,100 was earned for the nine months ended September 30, 2012.

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

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net income before taxes of $438,873 for the nine months ended September 30, 2012 compared to a consolidated net loss before taxes of $1,250,188 during 2011. We realized a negative cash flow from operating activities of $632,326 for the nine months ended September 30, 2012 compared to $800,518 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we had an accumulated deficit of $40,973,659 and a working capital deficiency of $2,054,225 compared to an accumulated deficit of $41,322,752 and a working capital deficiency of $2,744,354 for the year ended December 31, 2011. At September 30, 2012, we had a stockholders' deficit of $496,938 compared to a stockholders' deficit of $1,169,977 as at December 31, 2011. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

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

Amaru, Inc. (Registrant)

November 19, 2013	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

