Form 10-Q
period 2013-09-30
AMARU INC
filed 2013-11-19
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2013

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

Large accelerated reporting filer [_]	Accelerated filer [_]
Non-accelerated filer [_]	Smaller company [X]
(Do not check if a smaller reporting

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	194,656,710 shares of Common Stock
(Class)	(Outstanding as of October 31, 2013)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q For Period Ended September 30, 2013

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2013 and DECEMBER 31, 2012

ASSETS	September 30, 2013 (Unaudited)	December 31, 2012

Current assets
Cash	$82,213	$33,460
Accounts receivable, net of allowance of $252,491 and $265,671 at September 30, 2013 and December 31, 2012, respectively	–	54,714
Equity securities held for trading	–	598,429
Other current assets	177,010	256,061

Total current assets	259,223	942,664

Non-current assets
Property, plant and equipment, net	3,222	7,256
Investments, net	1,550,503	1,550,503

Total non-current assets	1,553,725	1,557,759

TOTAL ASSETS	$1,812,948	$2,500,423

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)

SEPTEMBER 30, 2013 and December 31, 2012

LIABILITIES AND stockholders’ (DEFICIT)	September 30, 2013 (Unaudited)	December 31, 2012

Current liabilities
Accounts payable and accrued expenses	$1,525,630	$1,081,530
Advances from related parties	300,403	300,403
Convertible term loan	1,499,750	1,898,470

Total current liabilities	3,325,783	3,280,403

Total liabilities	3,325,783	3,280,403

Stockholders’ (deficit)
Preferred stock (par value $0.001) 25,000,000 shares authorized; 7,853,038 and 6,643,054 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	7,853	6,643
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	194,657	194,657
Additional paid-in capital	42,917,625	42,797,837
Accumulated (deficit)	(41,956,156)	(41,220,399)
Accumulated other comprehensive income	968,406	968,406

Total Amaru Inc.’s stockholders’ equity	2,132,385	2,747,144
Noncontrolling interests	(3,645,220)	(3,527,124)

Total stockholders’ (deficit)	(1,512,835)	(779,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$1,812,948	$2,500,423

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenues	$6,800	$3,530	$20,750	$6,643
Cost of services	(32,730)	(22,249)	(93,617)	(59,314)

Gross (loss)	(25,930)	(18,719)	(72,867)	(52,671)

Operating expenses
Distribution costs	7,304	8,298	20,499	39,024
Allowance for doubtful accounts	–	–	88,700	–
Administrative expenses	219,236	232,498	617,196	616,789

Total expenses	226,540	240,796	726,395	655,813

(Loss) from operations	(252,470)	(259,515)	(799,262)	(708,484)

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other income (expense)
Interest expenses	(23,430)	(33,326)	(72,318)	(105,688)
Interest income	–	–	–	13
Gain from sale of equipment	–	–	–	66,506
(Loss) gain from sale of investment	(6,880)	311,890	(88,187)	311,890
Net change in fair value of securities held for trading	–	624,245	–	860,100
Other	72,363	6,442	105,914	14,536

(Loss) income before income taxes	(210,417)	649,736	(853,853)	438,873
Provision for income taxes	–	–	–	–

Net (loss) income before noncontrolling interests	(210,417)	649,736	(853,853)	438,873
Noncontrolling interests	(32,515)	118,917	(118,096)	89,780

Net (loss) income attributable to common stockholders	$(177,902)	$530,819	$(735,757)	$349,093

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 and 2012 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

(Loss) earnings per share, basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average shares outstanding , basic and diluted	194,656,710	194,656,710	194,656,710	194,656,710

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2013 (unaudited)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit

Balance at December 31, 2012	6,643,054	$6,643	194,656,710	$194,657	$42,797,837	$(41,220,399)
Subscribed preference stock issued	1,209,984	1,210	–	–	119,788	–
Net (loss)	–	–	–	–	–	(735,757)

Balance at September 30, 2013	7,853,038	$7,853	194,656,710	$194,657	$42,917,625	$(41,956,156)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT AND COMPREHENSIVE INCOME

FOR THE nine months ENDED SEPTEMBER 30, 2013 (unaudited)

	Accumulated other comprehensive income
	Currency translation reserve	Fair value reserve	Noncontrolling interest	Total shareholders’ equity

Balance at December 31, 2012	$12,927	$955,479	$(3,527,124)	$(779,980)
Subscribed preference stock issued	–	–	–	120,998
Net (loss)	–	–	(118,096)	(853,853)

Balance at September 30, 2013	$12,927	$955,479	$(3,645,220)	$(1,512,835)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2013 AND 2012 (unaudited)

	Nine Months Ended September 30
	2013	2012

Cash flows from operating activities
Net (loss) income	$(853,853)	$438,873
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	4,885	37,148
Net change in fair value of securities held for trading	–	(860,100)
Loss (gain) from sales of securities	88,187	(311,890)
(Gain) from sale of equipment	–	(66,506)
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	54,714	(32,414)
Decrease (increase) in other current assets	79,051	(3,160)
Increase in accounts payable and accrued expenses	444,100	60,708

Net cash (used in) operating activities	(182,916)	(737,341)

Cash flows from investing activities
Acquisition of equipment	(851)	(4,098)
Cash proceeds from disposal of equipment	–	72,826
Cash proceeds from sale of securities	510,242	593,235

Net cash provided by investing activities	509,391	661,963

Cash flows from financing activities
Prepayment of advances from related parties	–	(62)
Repayment of obligation under capital lease	–	(27,933)
Repayment of term loan	(398,720)	(300,910)
Issuance of preferred stock for cash	120,998	234,165

Net cash (used in) provided by financing activities	(277,722)	(94,740)

Net increase (decrease) in cash	48,753	(170,118)
Cash at beginning of period	33,460	219,348

Cash at end of period	$82,213	$49,230

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

1.     ORGANIZATION

Amaru, Inc. and Subsidiaries (the "Company") is developing the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (personal digital assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and e-commerce.

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

The Company's business model in the area of broadband entertainment includes e-services, which the Company believes will provide it with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; on-line dealerships and pay per view services.

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

The unaudited interim consolidated financial statements of the Company as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements.

Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K for the fiscal year ended December 31, 2012, previously filed with the SEC. In the opinion of management, the interim information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2013.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $41,956,156 and $41,220,399 at September 30, 2013 and December 31, 2012, respectively. The Company also has a working capital deficit of $3,066,560 and $2,337,739 at September 30, 2013 and December 31, 2012, respectively. The Company has had difficulty in raising adequate additional funding.

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with ACS Section 320 "Accounting for Certain Investments in Debt and Equity Securities." Equity securities held for trading as of September 30, 2013 and December 31, 2012 were NIL, and $598,429, respectively. No unrealized gain or loss was recognized for September 30, 2013 and an unrealized gain of $860,100 was recognized for September 30, 2012, respectively.

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

The table below sets forth a summary of the fair values of the Company's financial assets and liabilities as of September 30, 2013:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$–	$–	$–	$–

	$–	$–	$–	$–

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

The investment located in Cambodia represents 10 percent of the issued common stock of an untraded company; that investment is carried at its fair value as of September 30, 2013 and December 31, 2012 of $1,550,503, in the consolidated balance sheets. Another investment located in Singapore, represents 8 percent of the issued common stock of an untraded company. The original investment of $116,136 as of December 31, 2011 was fully impaired.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at September 30, 2013 and December 31, 2012 are unsecured, non-interest bearing and payable on demand.

Leases

The Company is the lessee of equipment under a capital lease expiring in 2014. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The Company sold the equipment and paid liability in full during the second quarter of 2012. The assets are amortized over the lesser of their related lease terms or their estimated useful lives. At September 30, 2013, total future minimum lease commitments under such lease are nil.

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

Revenues

The Company's primary sources of revenue are from the sales of advertising space on interactive websites owned by the Company; distribution and licensing of content to partners and broadband consulting services.

The Company recognizes revenue in accordance with ASC 605-10. Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service or product is performed or delivered and collectability of the resulting receivable is reasonably assured.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

Advertising

The cost of advertising is expensed as incurred. For the three months ended September 30, 2013 and 2012, the Company incurred advertising expenses of $1,007 and $1,600, respectively, and $4,791 and $5,562 for the nine months ended June 30, 2013 and 2012, respectively.

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a significant impact on the Company’s consolidated financial condition or results of operations.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

4.     EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	September 30, 2013	December 31, 2012

Equity security, at fair value.	$–	$598,429

The fair value of the security is based on the quoted closing market price on the balance sheet date. All investment was sold as of September 30, 2013. Unrealized gain were NIL for the three and nine months ended September 30, 2013 and $624,245 and $860,100 for the three months and nine months ended September 30, 2012, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

5.     OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2013	December 31, 2012

Prepayments	$26,559	$49,355
Deposits	36,525	38,162
Other receivables	113,926	168,544

	$177,010	$256,061

A $100,000 non-interest bearing loan that was made to a third party was included in other receivables as of September 30, 2013 and December 31, 2012.

6.     PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2013	December 31, 2012

Office equipment	$930,031	$929,179
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	89,960	89,960
Pony set-top boxes	843,946	843,946

	1,874,937	1,874,085
Accumulated depreciation	(1,871,715)	(1,866,829)

	$3,222	$7,256

Depreciation expense was $2,254 and $4,266 for the three months ended September 30, 2013 and 2012, respectively, and $4,885 and $37,148 for the nine months ended September 30, 2013 and 2012, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

7.     FILM LIBRARY

Film library consist of the following:

	September 30, 2013	December 31, 2012

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)

	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)

Film library	$–	$–

No amortization expense was incurred for the three and nine months ended September 30, 2013 and 2012.

8.     INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2013	December 31, 2012

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649

	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)

	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)

	$–	$–

No amortization expense was incurred for the three and nine months ended September 30, 2013 and 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

9.     INVESTMENTS - NET

Investments held at cost consist of the following:

	September 30, 2013	December 31, 2012

Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(1,252,110)	(1,252,110)

	$1,550,503	$1,550,503

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

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. Additional impairment on the investment was NIL for the nine months ended September 30, 2013 and for the year ended December 31, 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

10.     COMMITMENTS

Operating Leases

The Company leases facilities and equipment under operating leases expiring through 2014. Total rental expense on operating leases for the three months ended September 30, 2013 and 2012 was $28,360 and $33,905, respectively, and $86,484 and $94,442 for the nine months ended September 30, 2013 and 2012, respectively. The Company leases one of its offices at a monthly rental of approximately $9,550 under an operating lease which expired on August 14, 2012 and was renewed until August 14, 2014 at a monthly rental of approximately $9,550. As of September 30, 2013, the future minimum lease payments are as follows:

For the year ended December 31,	Operating

2013	$28,651
2014	71,628

$100,279

11.     INCOME TAXES

The Company files separate tax returns in Singapore and the United States of America.

The Company had available approximately $8,700,000 of unused U.S. net operating loss carry-forwards at September 30, 2013, which expire for U.S. income tax purposes beginning in 2026. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2013 the Company maintained a valuation allowance for the U.S. deferred tax asset related to net operating loss carry-forwards due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $14,600,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2013, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

FOR THE three and NINE months ENDED SEPTEMBER 30, 2013 AND 2012

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

12.     CONVERTIBLE TERM LOAN

	September 30, 2013	December 31, 2012

Current:
Convertible loan	$1,499,750	$1,898,470

	$1,499,750	$1,898,470

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two years period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. The Company is negotiating to obtain a further extension of the convertible loan, with interest being accrued on the outstanding loan balance at 5% per annum. The accrued interest was $72,318 and $130,600 as of September 30, 2013 and December 31, 2012, respectively.

13.     SUBSEQUENT EVENTS

As of October 29, 2013, the Company issued a total of 1,167,773 shares of  preferred stock through its private placement of  shares of Series B Convertible Preferred Stock at a purchase price of $0.10 per share for a total amount of $116,777.30, to an "accredited investor", as that term  is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the nine months ended September, 2013 was $20,750 compared with $6,643 for the same period in 2012.
•	The Company's cash balance was $82,213 at September 30, 2013 compared with $33,460 at December 31, 2012.

Revenue

Revenue from entertainment for the nine months ended September 30, 2013 at $20,750 was higher than revenue of $6,643 for the nine months ended September 30, 2012 by $14,107 (212%). It was mainly due to increase in content distribution and licensing revenue from new customers for the nine months ended September 30, 2013.

Cost of Services

Cost of services for the nine months ended September 30, 2013 was $93,617 which increased by $34,303 (58%) from $59,314 for the nine months ended September 30, 2012. It was mainly due to increase in cost spending on sundries direct maintenance charges by $20,903 (302%) from $6,922 for the nine months ended September 30, 2012 to $27,825 for the nine months ended September 30, 2013.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2013 at $20,499 were lower by $18,525 (47%) as compared to the amount of $39,024 incurred for the nine months ended September 30, 2012.

The insignificant lower distribution expenses were attributed to decrease spending on entertainment where decreased by $11,036 (80%) from $13,724 for the nine months ended September 30, 2012 to $2,688 for the nine months ended September 30, 2013.

BAD DEBTS WRITTEN OFF

The bad debts written off in 2013 were primarily attributed to the write off of the long outstanding balance of $84,379 from previous accounts receivable and other current assets. There were no bad debts written off for the nine months ended September 30, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September, 2013 at $617,196 where increased by $407 (0%) as compared to the amount of $616,789 incurred for the nine months ended September 30, 2012.

The insignificant increase in administrative expenses for the period ended September 30, 2013 was attributed mainly to the increase in:

•	Staff salaries were increased by $36,115 (16%) from $220,291 for the nine months ended September 30, 2012 to $256,406 for the same period ended September 30, 2013. The increase was mainly due to increase of labor cost.

(LOSS) INCOME FROM OPERATIONS

The Company incurred a loss from operations of $799,262 for the nine months ended September 30, 2013 as compared to the loss from operations of $708,484 for the nine months ended September 30, 2012 mainly due as previous uncollectable trade and other receivables of $88,700 were written off into nine months ended September 30, 2013.

NET LOSS

Net loss for the nine months ended September 30, 2013, was $853,853 as compared to the income earned $438,873 for the nine months ended September 30, 2012. The decrease was partly due to loss on disposal of equity securities held for trade of $88,187 was earned for the nine months ended September 30, 2013, compared to a gain of $860,100 for the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $82,213 at September 30, 2013 as compared to cash of $33,460 at December 31, 2012.

During the nine months ended September 30, 2013, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rates risk is not material.

The Company believes that its operations strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by year 2013.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. However, no assurances can  be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non-government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held NIL and $598,429 in marketable securities as of September 30, 2013 and December 31, 2012 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $82,213 and $33,460 at September 30, 2013 and December 31, 2012, respectively.

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

At the time of our Quarterly Report on Form 10-Q for the period ended September 30, 2013, as of the date hereof, our Chief Executive officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013. Subsequent to that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, have re-evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will correct this weakness by hiring a consultant who is knowledgeable in US GAAP and by providing continuing professional education for the existing staff. It is the Company's intent to have a professional US GAAP consultant available on as needed basis in connection with the preparation of the Company's financial reports. The Company intends to have its senior accounting staff attend classes in US GAAP for a minimum of forty hours per calendar year. The Company believes that such corrective actions should eliminate this material weakness.

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

MANAGEMENT'S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to September 30, 2013, implemented the following procedures to address the material weakness noted above, including the following:

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

WE GENERATED A NET LOSS OF $853,853 AND NET INCOME OF $438,873 BEFORE TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND SEPTEMBER 30, 2012, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $853,853 for the nine months ended September 30, 2013 compared to a consolidated net income before taxes of $438,873 during the same period in 2012. We realized a positive cash flow used in operating activities of $182,916 for the nine months ended September 30, 2013 compared to a cash flow used in operating activities of $737,341 for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, we had an accumulated deficit of $41,956,156 and a working capital deficiency of $3,066,560 compared to an accumulated deficit of $41,220,399 and a working capital deficiency of $2,337,739 for the year ended December 31, 2012. At September 30, 2013, we had a stockholders' deficit of $1,512,835 compared to a stockholders' deficit of $779,980 as at December 31, 2012. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time. The financial statements do not contain any adjustments relating to the outcome of this uncertainty.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 29, 2013, the Company issued a total of 1,167,773 shares of  preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.10 per share for a total amount of $116,777.30, to an "accredited investor", as that term  is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.   The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

