Form 10-K
period 2013-12-31
AMARU INC
filed 2014-04-15
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Title of class

COMMON STOCK

$0.001 Par Value

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 8, 2014, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of April 8, 2014 at $0.01 per share as reported by the FINRA OTC BB was $1,790,863. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 202,911,033 as of April 8, 2014. The registrant has no outstanding non-voting common equity.

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

None

Amaru, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

i

FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K for Amaru, Inc. (“Amaru” or the “Company”) and the exhibits attached hereto contain “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements concern the Company’s anticipated results and developments in the Company’s operations in future periods, planned development of the Company’s technology, plans related to its business and other matters that may occur in the future. These statements relate to analyses and other information that are based on forecasts of future results, estimates of amounts not yet determinable and assumptions of management. Such forward-looking statements include, among others, those statements including the words “expects”, “anticipates”, “intends”, “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this report.

The list in the section "Risk Factors" is not exhaustive of the factors that may affect our forward-looking statements. Some of the important risks and uncertainties that could affect forward-looking statements are described further under the sections titled “Description of the Business” and “Management’s Discussion and Analysis”. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

We qualify all the forward-looking statements contained in this annual report on Form 10-K by the foregoing cautionary statements.

ii

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

The Company's business model in the area of broadband entertainment includes e-services, which provide the Company with multiple streams of revenue. Such revenues are then derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and pay per view services.

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

The Company owns a library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries, thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G, 4G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers. Upon the Company's most recently completed impairment evaluation (fourth quarter of fiscal year 2009), however, the film library was determined to be fully impaired during the year ended December 31, 2009. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets.

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

The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to add value to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead. No such revenues were received in fiscal year ended December 31, 2013.

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

(d)      Direct Marketing

The Company maintains a database which includes customers’ profiles and preferences and other key customer attributes. This data enables us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we regularly communicate with our customers through targeted e-mail.

The Company intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This strategy should enable us to provide our products to customers on a cost competitive basis.

BUSINESS SEGMENTS

The Company now has only one active segment, and the principal operations are carried out through the following services of our business:

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

MARKETING STRATEGY OF WOWTV

WOWtv's marketing strategy is to offer viewers a plethora of video on-demand entertainment over two subsides on its website, where consumers will get a chance to sample its products and services in different tiers - Free and Subscription (Pay-Per-View).

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

ONGOING DEVELOPMENTS

Currently, the Company's target markets are all Telcos, TV Stations and Broadcasters, ISPs, Smart TV, Smart Phone and Tablet manufacturers:

A.	Creating Distribution Platforms for contents across various Smart TV, OTT, Smart Phones and Tablets.

B.	The Company was awarded with an exciting project from iDA (Infocomm Development Authority) of Singapore for Developing a Content Hub for buying and selling content globally and revamping WOWtv services.

C.	Value-added Services and Mobile TV solutions for the telecom operators. The Company has partnered with Value-added Services operators to work together in Asia Pacific region.

D.	Selling Contents to local and regional Telcos and Broadcasters. The Company has contracts with Singtel and Starhub in Singapore. It is currently in discussion with regional Telcos in Malaysia, Indonesia, India, Vietnam, Middle East and China for Content cooperation.

Specific Country Focus

A.          China

The Company is currently the only foreign listed Content Company for China Mobile (with 600 million subscribers). The Content censorship and approval process will take time in order to start providing contents to China.

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

D.          India

As the Company sees the huge market in India, it is exploring integrating the Company's online contents for the Indian market.

The Company is working towards partnering with various Indian Content Providers, owners and distributors for Indian content targeted for expat channel under WOWtv. It has securely signed with couple of companies already in 2013 and is further seeking similar cooperation from other companies.

E.          Singapore

The Company has signed a yearly renewable contract with Yahoo for providing content on daily basis.

The Company has signed an agreement with Google for providing WOWtv channel under YouTube for advertisement based revenue.

The Company has also signed an agreement with LG Electronics for providing WOWtv Smart TV Apps to their Smart TV for 9 countries in Asia Pacific.

The Company has also signed an agreement with Opera Software for providing M2B's WOWtv Apps on SONY and other similar Smart TVs globally.

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

The Company has signed an agreement with The Dive Channel, a leading company in filming underwater related contents, and trader of diving equipment and accessories. Both parties agreed to work together to jointly develop, promote, own, operate and manage both Parties’ Intellectual Properties, technologies, solutions, Content, and Services.

The Company has been awarded by Info-communications Development Authority of Singapore a grant for the project M2B World Regional Video Services Hub under the Inforcomm Enterprises Scheme.

F          Indonesia

The Company has signed an agreement with ARJUNA TV for providing both VOD and Live Content to M2B's Expat Channel platforms for targeting Indonesians across globe.

Other Media Co-operation for our Online Platform

The Company has kept its Contents relevant and at minimal cost, by securing choice Contents AutoMoto TV(Europe), FCCE (The Netherlands), Monarch Films (USA), ANTARA (Asia), Splash News & Picture (UK), Shortman Films (Asia), Arjuna TV, and Everymedia (Asia). During the fiscal year 2013, the Company also explored content collaboration with Singapore Mediacorp, Korean, Japanese, Malaysian, and China TV stations..

The content business is evolving very fast, with vast contents flooding the market. The Company has identified key market participants and plans to move forward to secure more subscribers and viewership.

Other business developments.

- Smart TV / Connected TV

The Company intends to introduce WOWtv Expats Channel, Lifestyle, Entertainment, and education content onto Connected TV for Samsung, Panasonic, SONY, LG, Skyworth, Hisense, SmartTVs and, Mobile devices.

The Company is working with other Connected TV companies for WOWtv applications on their TV sets.

- Expats Channel

The Company is working closely with Korean, Chinese, Indian, Japanese, Indonesian, and Malaysian content aggregators and broadcasters, to bring some Korean, Chinese, Indian, Japanese, Indonesian, and Malaysian contents to its platforms on Expat Channel.

- Satellite Teleport

Partnering with a Teleport facility in Japan which will provide uplink to 5 major Satellite and downlink services to 20 major Satellites. M2B will act as partner to this operator from Japan and initiate the business of providing such services to its current and future clients in the broadcast, cable and content business.

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

Internet ad revenues surged to $20.1 billion, according to the IAB Internet Advertising Revenue Report (1) released in October, 2013 by the Interactive Advertising Bureau (IAB) and prepared by PwC US. This represents an 18 percent increase over last year’s first-half ad revenues of $17 billion. Maintaining the trend, second quarter 2013 internet ad revenues also saw an 18 percent year-over-year increase, reaching $10.3 billion, up from $8.7 billion in Q2 2012. According to the IAB Report:

•	Mobile revenues soared to $3 billion in the first half of 2013, representing triple-digit growth at 145 percent, from $1.2 billion in the same period last year
•	Digital video, a component of display-related advertising, took in $1.3 billion in revenue during the first six months of 2013, an uptick of 24 percent over the first half of 2012 at $1.1 billion
•	Search revenues in the first half of 2013 totaled $8.7 billion, up 7 percent from $8.1 billion in the first half of 2012
•	Display-related advertising revenues in the first half of 2013 totaled $6.1 billion, accounting for 30 percent of revenues in the time period, up 9 percent from $5.6 billion in the first half of 2012

According to Magna Global Advertising Forecast ("MG") for 2014 (December 9, 2013), Asia Pacific advertising revenues grew by an average of +6.3% in 2013, to $148.7bn, and MG anticipates acceleration to +8.7% in 2014. This is up from our previous growth forecast of +7.4% in 2014. Television is the largest media category in APAC, and will grow by +5.1% in 2013, up from +4.3% in 2012 to reach market share of 42.3% of total spend in the region. Digital is the fastest growing category and will grow by +22.4% in 2013 to reach $33.6bn. Digital media CAGR of 17.3% through 2018 means its share of total spend will increase from 22.6% in 2013 to 34.0% in 2018. Taken as a whole, the APAC region now represents approximately 30% of total global spend. Within APAC, China and Japan represent nearly two thirds of the total APAC advertising revenues. China is growing more quickly, however, and will pass Japan for the top spot in APAC as soon as 2015. The development of the markets within APAC varies significantly, however, with some very advanced markets such as Australia and some much underdeveloped markets such as India. The strongest growth markets in APAC are Vietnam (+27% growth in 2013), Indonesia (+16% growth in 2013) and the Philippines (+13% growth in 2013). Slower growth rates were recorded in Japan, Singapore, South Korea and Thailand (all around +2% growth in 2013).

(1) IAB sponsors the IAB Internet Advertising Revenue Report, which is conducted independently by the New Media Group of PwC. The results are considered the most accurate measurement of interactive advertising revenues because the data is compiled directly from information supplied by companies selling advertisements on the internet.

•	THE GROWTH OF THE VIDEO ON DEMAND MARKET

In a new report, MarketsandMarkets anticipates that the  Video On Demand (VOD) market will be worth $45.25 Billion by 2018. The VOD providers are consolidating their grounds in the highly competitive market through mergers and acquisitions to build feature-rich solutions and attain better market visibility.

MarketsandMarkets forecasts the video on demand market to grow from $21.08 billion in 2013 to $45.25 billion in 2018, at a CAGR of 16.5% during the forecast period. In terms of regions, North America is expected to be the biggest market in terms of revenue contribution, while Asia-Pacific (APAC) and Latin America (LA) are expected to experience increased market traction, during the forecast period.

COMPETITION

The Company faces intense competition in every aspect of our business, and particularly in the acquisition of content.

In the entertainment services business, we compete with free-to-air channels, cable operators as well as other broadband entertainment providers for distribution rights of programs in terms of price, quality and variety.

Traditional TV networks and cable TV operators today provide alternate sources of entertainment in a broadcast mode. In the future, it is expected that these networks may also extend their reach to the video-on-demand broadband service. This may put them in direct competition with us, although their entry costs will likely be higher and both the technical and manpower capabilities existing in these traditional companies will make it somewhat difficult for them to transit into new broadband media.

In our multi-player online gaming business, we face competition from the various gaming offerings on the market as well as the various gaming portals and platforms. In the subscription based multi-player online gaming business, the Company faces vigorous competition from the numerous games that are distributed free over the Internet. More generically, it also competes with console based games made for products like Playstation and X-box.

The Company also competes within the industry for advertising revenue and viewers. More generically, the Company faces competition from other leisure entertainment activities from Video CDs (especially in Asia), DVDs to cinemas, home theatres and emerging mobile multi-media kiosks and display panels.

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

EMPLOYEES

The Company had 12 full time employees based in Singapore as of December 31, 2013.

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

INTERRUPTIONS TO THE DATA CENTERS AND BROADBAND NETWORKS COULD DISRUPT BUSINESS, AND NEGATIVELY IMPACT CUSTOMER DEMAND FOR THE COMPANY.

The Company's business depends on the uninterrupted operation at the data centers and the broadband networks run by the various service providers. The data centers may suffer for loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond the Company’s control. Any damage or failure that causes interruptions in the Company's operations could materially harm business, financial conditions, and results of operations.

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

THE COMPANY COULD BE AFFECTED BY GOVERNMENT REGULATION.

The list of countries to which our solutions and services could not be exported could be revised in the future. Furthermore, some countries may in the future impose restrictions on streaming of broadband contents and related services. Failure to obtain the required governmental approvals would preclude the sale or use of services in international markets and therefore, harm the Company's ability to grow sales through expansion into international markets. While regulations in almost all countries in which our business currently operates generally permit the broadband services, such regulations in future may not be as favorable and may impede our ability to develop business.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates. Where the media industry was concerned, major corporations reduced their advertising expenditures or even cut back substantially all advertising and promotional expenditures towards the later half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

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

FUTURE SALES OF OUR COMMON STOCK COULD PUT DOWNWARD SELLING PRESSURE ON OUR COMMON STOCK, AND ADVERSELY AFFECT THE PER SHARE PRICE. THERE IS A RISK THAT THIS DOWNWARD PRESSURE MAY MAKE IT IMPOSSIBLE FOR AN INVESTOR TO SELL SHARES OF COMMON STOCK AT ANY REASONABLE PRICE, IF AT ALL.

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

We generated a net loss of $2,660,580 and a gain of $155,833 before taxes for the year ended December 31, 2013 and 2012, respectively. We may be unable to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $2,660,580 for the year ended December 31, 2013 compared to a consolidated net gain before taxes of $155,833 during 2012. We realized a negative cash flow operating activities of $445,891 during 2013 compared to $900,540 in 2012. At December 31, 2013, we had an accumulated deficit of $42,759,864 and a working capital deficiency of $3,107,722 compared to an accumulated deficit of $40,251,993 and a working capital deficiency of $2,337,776 at December 31, 2012. At December 31, 2013, we had a stockholders' deficit of $3,104,784 compared to a stockholders' deficit of $779,980 at December 31, 2012. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, our ability to generate profitable operations and related positive cash-flow therefrom the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

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

On October 16, 2013, M2B World Asia Pacific Pte Ltd. (“Plaintiff”), a subsidiary of the Company, filed a civil claim against a director (“Defendant”) of a subsidiary of a company listed on the Singapore Stock Exchange for repayment of US$1,000,000, representing a commission received in advance by the Defendant in exchange for procurement of a significant advertising contract on the Plaintiffs behalf. On March 7, 2014, a judgment was rendered in favor of the Plaintiff in the sum of US$1,000,000 and interest at the rate of 5.33% per annum from the date of the claim. On April 7, 2014, the Defendant filed an appeal to the highest court. The outcome of this claim is uncertain as of the date of report.

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on the Financial Industry Regulatory Authority ("FINRA") over-the-counter Bulletin Board market ("OTCBB") under the symbol "AMRU". As of March 1, 2014, there were 394 holders of our common stock. The price of the Company's stock as of March 1, 2014 was $0.011.

The Company's high and low closing bid and close information for the fiscal years ended December 31, 2013 and 2012 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	Open	High	Low	Close/Last*
Year Ended December 31, 2013
First Quarter	$0.03	$0.03	$0.03	$0.03
Second Quarter	$0.01	$0.01	$0.01	$0.01
Third Quarter	$0.04	$0.04	$0.04	$0.04
Fourth Quarter	$0.011	$0.011	$0.011	$0.011

Year Ended December 31, 2012
First Quarter	$0.015	$0.015	$0.015	$0.015
Second Quarter	$0.009	$0.009	$0.009	$0.009
Third Quarter	$0.02	$0.02	$0.02	$0.02
Fourth Quarter	$0.01	$0.01	$0.01	$0.01

________________

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

In fiscal year ending December 31, 2013, the Company issued a total of 2,604,424 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.10 per share for a total amount of $260,442, to "accredited investors", as that term  is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

EQUITY COMPENSATION PLAN

The Company's 2004 Equity Compensation Plan has 2,921,260 million shares remaining as of December 31, 2013. In 2007 and 2008, no shares were issued under the Company's 2004 Equity Compensation Plan. In 2006 and 2005, the Company issued 420,000 shares and 58,740 shares respectively under the 2004 Equity Compensation Plan. There are no outstanding options under the 2004 Equity Compensation Plan.

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

No cash dividends were declared in any of the years shown below:

	Years Ended December 31,
	2013	2012
Statement of Operations Data:

Revenues (1)	$27,924	$19,012

Cost of Services	146,060	89,845

Gross Profit (Loss)	(118,136)	(70,833)

Operating income (loss)	(1,076,442)	(975,911)

Net Income (loss)	(2,660,580)	155,833

Basic and diluted income (loss) per share	(0.01)	0.00

Shares used in computing basic and diluted income/loss per common share	202,001,962	200,774,492

BALANCE SHEET DATA:

Working Capital (Deficit)	(3,107,722)	(2,337,776)

Total Assets	238,723	2,500,423

Long-term obligations	–	–

Stock holders' (Deficit)	(3,104784)	(779,980)

NOTES ON SELECTED FINANCIAL DATA

(1)	The digit gaming operations were suspended in March 2009 by the Cambodia Government, as part of the suspension of all lotteries in Cambodia, resulting in the termination of such revenues in 2008.

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

The Company's business model in the area of broadband entertainment includes focuses on e-services, which provides the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships.

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

M2B COMMERCE LIMITED

M2B Commerce Limited, a company incorporated in the British Virgin Islands on July 25, 2002, focuses on e-commerce and digit gaming, with a branch in Cambodia that oversaw the digit gaming operation in Cambodia.

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

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. As of December 31, 2006, the company had invested $2,402,613 in relation to this investment that equivalents to 10% of the interest. The resort was completed and is in operation.

M2B ENTERTAINMENT, INC.

On April 19, 2010, M2B Entertainment, Inc. was dissolved because the Company did not want to continue operations in Canada.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of December 31, 2013 this subsidiary is dormant.

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

AMARU HOLDINGS LIMITED AND M2B WORLD HOLDINGS LIMITED

Amaru Holdings Limited and M2B World Holdings Limited were incorporated in the British Virgin Islands on February 21, 2005 and June 15, 2006, respectively. Amaru Holdings Limited focuses on content syndication and distribution in areas other than Asia Pacific region. M2B World Holdings Limited focuses on content syndication and distribution in Asia Pacific region and is a subsidiary of M2B World Asia Pacific Pte. Ltd.

TREMAX INTERNATIONAL LIMITED AND M2B WORLD TRAVEL LIMITED

Tremax International Limited and M2B World Travel Limited were both incorporated in the British Virgin Islands on June 8, 2006 and May 3, 2005 respectively. Both companies are investment holdings companies.

On July 10, 2007, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"), which is a broadband service provider incorporated in Taiwan. The purchase consideration was satisfied in full by the issuance of 5,333,333 of common stock of the Company.

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

REVENUE

Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the contents are available for exploitation by customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of players’ winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions revenue are recognized as earned.

The Company has adopted accounting pronouncements issued before December 31, 2013, that are applicable to the Company. See Note 2 to the Consolidated Financial Statements.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2013 compared with the fiscal year ended December 31, 2012.

REVENUE

Financial Statement

•	Revenue for the year ended December 31, 2013 was $27,924 compared with $19,012 in 2012.

•	Loss from operations was $1,076,442 in 2013 compared with loss of $975,911 in 2012.

•	Net loss was $2,660,580 in 2013 compared with gain of $155,833 in 2012.

•	The Company's cash balance was $33,338 at December 31, 2013 compared with $33,460 at December 31, 2012.

Revenue

Revenue entertainment for the year ended December 31, 2013 at $27,924 was higher than revenue entertainment of $19,012 for year ended December 31, 2012 by $8,912 (47%). It was mainly due to the increase in subscription revenue and other relevant revenue from new customers during 2013.

Cost of Services

Cost of services for the years ended December 31, 2013 was $146,060 which increased by $56,215 (63%) from $89,845 for the year ended December 31, 2012. It was mainly due to increase in cost spending on other related production costs by $34,743 (185%) from $18,784 for the year ended December 31, 2012 to $53,527 for the year ended December 31, 2013.

DISTRIBUTION EXPENSES

Distribution expenses for the year ended December 31, 2013 at $47,372 were lower by $3,166 (6%) as compared to the amount of $50,538 incurred for the year ended December 31, 2012.

The insignificant lower distribution expenses were attributed to decrease spending on entertainment expenses during year ended December 31,2013.

BAD DEBTS WRITTEN OFF

The Company recorded bad debts expenses of $72,979 in 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the year ended December 31, 2013 at $837,953 were lower by $16,587 (2%) as compared to the amount of $854,540 incurred for the year ended December 31, 2012.

The decrease in administrative expenses for the year ended December 31, 2013 was attributed mainly to the decrease in:

•	Depreciation. Equipment depreciation had decreased by $32,915 (85%), from $38,689 for the year ended December 31,2012 to $5,847 for the year ended December 31,2013. The decrease was mainly due to most of the equipment being fully depreciated during end of December 31, 2012.

•	Rental and storage costs. Costs had increased by $1,157 (1%), from $114,074 for the year ended December 31, 2012 to $115,231 for the year ended December 31, 2013.

(LOSS) INCOME FROM OPERATIONS

The company incurred a loss from operations of $2,660,580 for the year ended December 31, 2013 as compared to the gain from operations of $155,833 for the year ended December 31, 2012. The decrease was mainly due to investment impairment loss during year ended December 31, 2013.

NET LOSS

Net loss for the year ended December 31, 2013, was $2,660,580 which decreased by $2,816,413 (-1,1807%) from net gain of $155,833 for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $33,338 at December 31, 2013 as compared to cash of $33,460 at December 31, 2012.

During the year ended December 31, 2013, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

In summary of the sources and use of cash, the Company had raised $335,776 through equity financings in fiscal year 2013. It was used to cover the Company's operations and to reduce the Company's accounts payable and accrued expenses for fiscal year 2013.

There was net cash used in operating activities of $445,891 and $900,540, for each of the two years in 2013 and 2012, respectively. The decrease of $454,649 for net cash used in operating activities in 2013 as compared to 2012 was mainly due to reduction of payments to the Company's suppliers.

There was net cash generated from investing activities of $508,713 and $1,110,013 for each of the two years in 2013 and 2012, respectively. The decrease of $601,301 for net cash generated from investing activities in 2013 as compared to 2012 was mainly due to reduction in disposal of security activity.

There was net cash used in financing activities of $62,944 and $395,361 for each of the two years in 2013 and 2012, respectively. The decrease of $332,417 for net cash used by financing activities in 2013 as compared to 2012 was mainly due lesser repayment of term loan in 2013.

The Company believes that its operations strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment would be able to generate sufficient cash to cover its operations by year 2014.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. However, no assurances can  be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

On January 2, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed a Joint Venture agreement with The Dive Channel ("TDC"), a leading company in filming underwater related contents, procurement, and international trade of diving equipment and accessories. Both parties agreed to work together to jointly develop, promote, own, operate and manage both Parties’ Intellectual Properties, technologies, solutions, Content, and Services.

On January 3, 2013 the Company through its subsidiary M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Yahoo! Asia Pacific Pte. Ltd. ("Yahoo"), a leading technology company. Pursuant to the terms of the Agreement, Yahoo shall provide M2B's content and services on Yahoo! Websites.

On January 21, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Google Ireland Limited ("Google"), a leading technology company. Pursuant to the terms of the Agreement, Google shall provide WOWtv channel under Youtube for advertisement based revenue. M2B and Google shall share net of total revenue collected in the ratio of 55% ("M2B"):45% ("Google").

On January 30, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with LG Electronics Inc. ("LGE"), one of Korea's leading electronics company. Pursuant to the terms of the Agreement, LGE shall launch M2B's content and services on SmartTV devices. The LGE devices shall be launched in the following countries, namely Singapore, Indonesia, Malaysia, Thailand, Vietnam, Philippines, India, Australia, and New Zealand. M2B and LGE shall share net of total revenue collected in the ratio of 70% or 90%("M2B"):30% or 10%("LGE") respectively, depending on types of transaction and subscription fees.

On March 20, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), has been awarded by Info-communications Development Authority of Singapore a grant of up to $156,200 for the project M2B World Regional Video Services Hub under the Inforcomm Enterprises Scheme.

On April 15, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed a Memorandum of Agreement with Beijing Bellamind Productions Limited (“BBP”), a leading Chinese film and new media company. Both parties agreed to work together and to monetize Linear Channels and Contents from China to Asia Pacific and global distribution market.

On September 25, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an Agreement with AutoMoto TV (“AMTV”), a leading automotive content provider out of Europe. Both parties agreed to work together and to monetize the Contents from for Asia Pacific market. M2B and AMTV shall share net of total revenue collected in the ratio of 50% (M2B) and 50% ("AMTV") respectively.

On September 25, 2013, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an Agreement with Everymedia Technologies Pvt. Ltd. (“Everymedia”), a leading Bollywood content provider out of India. Both parties agreed to work together and to monetize the Contents from for global market. M2B and Everymedia shall share net of total revenue collected in the ratio of 50% (M2B) and 50% ("Everymedia") respectively.

On October 30, 2012, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Opera Software ASA ("OPERA"), a global leader in software solutions for SmartTVs. Pursuant to the terms of the Agreement, OPERA shall launch M2B's content and services on various 3rd party SmartTV devices including SONY. The Opera software with M2B's WOWtv Apps shall be launched globally. M2B and Opera shall share net of total revenue collected in the ratio of 70% (M2B) and 30% ("LGE") respectively.

On November 5, 2012, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Nokia Corporation ("NOKIA"). Pursuant to the terms of the Agreement, NOKIA shall launch M2B's Content in NOKIA Store (formerly Ovi Store) under the brand name WOWtv. M2B and NOKIA shall share net of total revenue collected in the ratio as per NOKIA Store policies.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held nil and $598,429 in marketable securities as of December 31, 2013 and 2012 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $33,338 and $33,460 at December 31, 2013 and 2012, respectively.

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

4) Political,social or economic unrest

5) Potential adverse tax regulation

6) Changes in governmental regulations

OUTBREAK OF N1H1 VIRUS FLU PANDEMIC OR SIMILAR PUBLIC HEALTH DEVELOPMENTS

Any future outbreak of the N1H1 flu pandemic or similar public health developments may have a material adverse effect on the Company's business operations, financial condition and results of operations.

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

(a) Resignation of Current Independent Registered Public Accounting Firm.

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

As of January 25, 2013, the Registrant received a notice from its independent registered public accounting firm, Wilson Morgan, LLP ("Wilson Morgan"), that they had resigned due to the fact that they do not have any other audit partner to service our account, effective as of that date.

(a) Resignation of Current Independent Registered Public Accounting Firm.

i.	On January 25, 2013, Wilson Morgan resigned as the Company's current independent registered public accounting firm.

ii.	The Company’s Board of Directors accepted such resignation on January 28, 2013.

iii.	Wilson Morgan’s audit reports on the financial statements of the Company for the years ended December 31, 2011 and 2010 did not contain an adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles, other than an explanatory paragraph regarding the Company’s ability to continue as a going concern.

iv.	Since February 8, 2012, the date the Company engaged Wilson Morgan as the Company’s independent registered public accounting firm in connection with Wilson Morgan’s audits of the Company’s annual financial statements as of and for the fiscal years ended December 31, 2011 and 2010, respectively, and Wilson Morgan’s reviews of the Company’s quarterly interim unaudited financial information from February 8, 2012 through September 30, 2012 (last quarterly period under review by Wilson Morgan on Form 10-Q filed by the Company on November 14, 2012 prior to Wilson Morgan's resignation) through the date of resignation on January 25, 2013, there were no disagreements on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused Wilson Morgan to make reference in connection with Wilson Morgan's opinion to the subject matter of the disagreement.

v.	In connection with the audited financial statements of the Company for the years ended December 31, 2011 and 2010 and quarterly interim unaudited financial information from March 31, 2012 through September 30, 2012 and through the date of Wilson Morgan's resignation on January 25, 2013, there have been no reportable events with the Company as set forth in Item 304(a)(1)(v) of Regulation S-K.

vi.	The Company provided Wilson Morgan with a copy of this Current Report on Form 8-K and requested that Wilson Morgan furnished it with a letter addressed to the SEC stating whether or not they agree with the above statements. The Company has received the requested letter from Wilson Morgan, and a copy of such letter was filed as Exhibit 16.1 to the Company's Current Report on Form 8-K

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

The Company's Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining disclosure controls and procedures for the Company, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15(f) and 15d-15(f), due to certain material weaknesses in our internal control over financial reporting as discussed below.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of December 31, 2013, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of internal controls and financial reporting. We do not have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. Until such time as the Company is able to hire a separate CFO, we do not believe we meet the full requirement for separation.
•	We do not have a functional audit committee since our Board of Directors acts as the audit committee.
•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2013, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to add any additional members to its Audit Committee due its limited financial resources. When the Company obtains sufficient funding, Management intends to add additional members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

o	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
o	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Changes In Internal Control Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the fiscal year 2013 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors, executive officers and key employees as of March 1, 2014 were as follows:

Name	Age	Position
Sakae Torisawa	68	Chairman of the Board of Directors

Chua Leong Hin	55	Chief Executive Officer, President, Interim Acting Chief Financial Officer and Director

Percy Chua Soo Lian	54	Director

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

Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459,976 ordinary shares in M2B World Asia Pacific Pte. Ltd. Mr Chua is the Company's President, CEO and acting CFO following the resignation of Mr. Binny from those positions.

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

CORPORATE GOVERNANCE

Board of Directors

Board Members who are Deemed Independent

Our board of directors has determined that none of our directors are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See "Lack of Committees" for the NASDAQ definition of "Independent Director." Under the National Association of Securities Dealers Automated Quotations definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company's outside auditor.

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

The members of the Audit Committee were Ngiam Zee Moey and Colin Binny who resigned on April 2, 2010. Mr. Ngiam Zee Moey resigned on December 31, 2011, and has not been replaced yet. Currently the members of the Board of Directors serve as members of the Audit Committee.

Audit Committee Financial Expert

The Company's board of directors needs to have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee. The individual needs to be capable of (i) understanding generally accepted accounting principles ("GAAP") and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert and meet the experience requirements specified in the SEC's definition of “audit committee financial expert.” Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” and competition for these individuals is significant.

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

The members of the Nominating and Corporate Governance Committee in fiscal year 2011 were Sakae Torisawa and Ngiam Zee Moey, who resigned in December of 2011, and has not been replaced yet. . Currently the members of the Board of Directors serve as members of said Committee.

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

The members of the Compensation Committee in fiscal year 2011 were Sakae Torisawa and Ngiam Zee Moey, who resigned in December, 2011 and has not been replaced yet. Currently the members of the Board of Directors serve as members of said Committee.

Code of Business Conduct and Ethics

Our code of business conduct and ethics, as approved by our board of directors, can be obtained from our Website, at www.amaruinc.com

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

Information on our Internet website is not, and shall not be deemed to be, a part of this report or incorporated into any other filings we make with the Securities and Exchange Commission

Section 16(a) Beneficial Ownership Reporting Compliance

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2013 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2013, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") during fiscal year ended 2013 shown below.

Name and Principal	Year	Salary	Bonus	Stock	Options	Non-Equity	Change in	All Other	Total
Position	($)	($)	($)	Awards	Awards	Incentive	Pension	Compensation	($)
				($)	($)	Plan	Value and	(4)
						Compensation	Non-
						($)	qualitative
							Deferred
							Compensation
							Earnings
							($)
Chua Leong Hin, CEO and CFO	2013	–	–	–	–	–	–	–	–
Colin Binny, former	2012	–	–	–	–	–	–	–	–
CEO and CFO	2011	–	–	–	–	–	–	–	–

________________

(1)	Bonus awarded based on performance.

(2)	No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2011, December 31, 2012 and December 31, 2013.

As of December 31, 2013, a total of 2,921,260 million shares of common stock remain unused in the Company's 2004 Equity Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2013.

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

Cash Compensation

Our non-employee / non-executive director is eligible to receive a fee to be paid for attending each Board meeting; however, no fees were paid in 2013  other than those disclosed in the Director Compensation table.

Travel Expenses

All directors shall be reimbursed for their reasonable out of pocket expenses associated with attending the meeting.

Director Compensation

The following table shows the overall compensation earned for the 2013 fiscal year with respect to each non-employee and non-executive director as of December 31, 2013.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
Name and	or Paid	Stock	Option	Plan	Compensation	Other
Principal	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	(1)	($)(2)	($)	(3)	($)

Sakae Torisawa	Director	–	–	–		–

Chua Leong Hin	Director	–	–	–	–	–	–

Percy Chua Soo Lian	Director	–	–	–	–	32,435.00	–

(1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, if applicable, see the notes to the financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As of March 1, 2014, a total of 199,990,043 shares of our common stock were outstanding. The following table set forth information as of that date regarding the beneficial ownership of our common stocks by:

•	Each of our directors

•	Each of our named executive officers

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Common Stock	Common Stock

Colin St.Gerard Binny
former CEO, CFO and Director	22,111,888 (1) & (2)	12.96%
62 Cecil Street #06-00	(Indirect)
TPI Building
Singapore 049710

Sakae Torisawa, Chairman	1,712,808	1.00%
62 Cecil Street #06-00	(Direct)
TPI Building
Singapore 049710

Chua Leong Hin, CEO, CFO and Director	0
62 Cecil Street #06-00	(Direct) (3)	0%
TPI Building
Singapore 049710

Percy Chua Soo Lian, Director	0
62 Cecil Street #06-00	(Direct)	0%
TPI Building
Singapore 049710

All Directors and Officers As a Group (3 persons)	23,824,696	13.96%

________________

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on a total of 22,111,888 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of B Media Pte Ltd (formerly known as M2B Media Pte Ltd).

(3)	Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 2 and Note 11 to the Financial Statements of the Company.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2013 and December 31, 2012.

	2013	2012
Audit fees (1)	$68,146	$52,857
	–	–
Total	$68,146	$52,857

________________

(1)

Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2013 and 2012 by  Wei Wei & Co LLP, James Raj & Co, Kelvin Wong & Co, Wilson Morgan, LLP and Mendoza, Berger & Co. LLP.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2013 and 2012, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2013 and 2012, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

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

________________

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

Amaru, Inc.

BY: /s/ Leong Hin Chua
Date: April 15, 2014	Leong Hin Chua, President and CEO

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leong Hin Chua	President, CEO, Interim CFO and Director	Date: April 15, 2014
Leong Hin Chua	(Principal Executive Officer and Principal Financial officer)

/s/ Sakae Torisawa	Director and Chairman of the Board of Directors	Date: April 15, 2014
Sakae Torisawa

/s/ Percy Chua Soo Lian	Director	Date: April 15, 2014
Percy Chua Soo Lian

Amaru, Inc. and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended DECEMBER 31, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amaru, Inc.

We have audited the accompanying consolidated balance sheets of Amaru, Inc. and Subsidiaries (the "Company") as of December 31, 2013 and 2012 and the related consolidated statements of operations , stockholders' deficit and comprehensive income and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosure in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2013 and 2012 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has sustained accumulated losses from operations totaling $42,759,864 and $40,251,993 at December 31, 2013 and 2012, respectively. The Company's continued losses from operations and the difficulty it has had in raising adequate additional financing and lack of significant revenue, raise substantial doubt about the Company's ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

Wei, Wei & Co., LLP

/s/ Wei, Wei & Co., LLP

Flushing, New York

April 15, 2014

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)
As of DECEMBER 31, 2013 and 2012

ASSETS	December 31, 2013	December 31, 2012

Current assets
Cash	$33,338	$33,460
Accounts receivable, net of allowance of $247,590 and $265,671 at December 31, 2013 and 2012, respectively	18,781	54,714
Equity securities held for trading	–	598,429
Other current assets	183,666	256,061

Total current assets	235,785	942,664

Non-current assets
Property, plant and equipment, net	2,938	7,256
Investments – net	–	1,550,503

Total non-current assets	2,938	1,557,759

TOTAL ASSETS	$238,723	$2,500,423

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)
DECEMBER 31, 2013 and 2012

LIABILITIES AND STOCKHOLDERS’ DEFICIT	December 31, 2013	December 31, 2012

Current liabilities
Accounts payable and accrued expenses	$1,543,354	$1,081,530
Advances from related parties	300,403	300,403
Term loan	1,499,750	1,898,470

Total current liabilities	3,343,507	3,280,403

Total liabilities	3,343,507	3,280,403

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized; 9,247,478 and 6,643,054 shares issued and outstanding at December 31, 2013 and 2012, respectively	9,247	6,643
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at December 31, 2013 and 2012, respectively	194,657	194,657
Additional paid-in capital	43,131,009	42,797,837
Accumulated deficit	(42,759,864)	(40,251,993)

Total stockholders' equity	575,049	2,747,144
Non-controlling interests	(3,679,833)	(3,527,124)

Total stockholders’ deficit	(3,104,784)	(779,980)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$238,723	$2,500,423

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012
Revenues	$27,924	$19,012
Cost of services	(146,060)	(89,845)

Gross loss	(118,136)	(70,833)

Operating expenses
Distribution costs	47,374	50,538
Bad debts	72,979	–
Administrative expenses	837,953	854,540

Total expenses	958,306	905,078

Loss from operations	(1,076,442)	(975,911)

Other income (expense)
Interest expenses	(96,042)	(135,358)
Interest income	–	13
Gain on disposal of equipment	–	66,506
(Loss) gain on sales of securities	(45,991)	264,756
Impairment loss on investment	(1,550,503)	–
Net change in fair value of securities held for trading	(42,196)	865,429
Other	150,594	70,398

Income (loss) before income taxes	(2,660,580)	155,833
Provision for (benefit from) income taxes	–	–

Net income (loss) before non-controlling interests	(2,660,580)	155,833
Non-controlling interests	(152,709)	53,480

Net (loss) income	(2,507,871)	102,353

See accompanying notes to the consolidated financial statements.

F-5

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	2013	2012

Earnings per share, basic	(0.01)	0.00
Earnings per share, diluted	(0.01)	0.00

Weighted average shares outstanding , basic	202,001,962	200,774,492
Weighted average shares outstanding , diluted	202,001,962	200,774,492

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in Capital	Accumulated (deficit)
Balance at December 31, 2011	5,081,951	$5,082	194,656,710	$194,657	$42,565,234	$(40,354,346)

Subscribed preferred stock issued	1,561,103	1,561	–	–	232,603	–
Net income	–	–	–	–	–	102,353

Balance at December 31, 2012	6,643,054	6,643	194,656,710	194,657	42,797,837	(40,251,993)
Subscribed preferred stock issued	2,604,424	2,604	–	–	333,172	–
Net loss	–	–	–	–	–	(2,507,871)

Balance at December 31, 2013	9,247,478	$9,247	194,656,710	$194,657	$43,131,009	$(42,759,864)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF Stockholders’ DEFICIT (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Minority interest	Total shareholders' (deficit)

Balance at December 31, 2011	$(3,580,604)	$(1,169,977)

Subscribed preferred stock Issued	–	234,164
Net income	53,480	155,833

Balance at December 31, 2012	(3,527,124)	(779,980)
Subscribed preferred Stock issued	–	335,776
Net loss	(152,709)	(2,660,580)

Balance at December 31, 2013	$(3,679,833)	$(3,104,784)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2013	2012

Cash flows from operating activities
Net (loss) income before non-controlling interests	$(2,660,580)	$155,833
Adjustment to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,847	38,689
Impairment loss on investments	1,550,503	–
Net change in fair value of securities held for trading	42,196	(865,429)
Loss (gain) from sales of securities	45,991	(264,756)
Change in operating assets and liabilities
Decrease (increase) in accounts receivable	35,933	(41,829)
Decrease in other current assets	72,395	8,308
Increase in accounts payable and accrued expenses	461,824	68,644

Net cash used in operating activities	(445,891)	(900,540)

Cash flows from investing activities
Acquisition of equipment	(1,529)	(6,147)
Cash proceeds from sales of securities	510,242	1,116,160

Net cash provided by investing activities	508,713	1,110,013

Cash flows from financing activities
Payable to related parties	–	(62)
Repayment of obligation under capital lease	–	(27,933)
Repayment of term loan	(398,720)	(601,530)
Issuance of preferred stock for cash	335,776	234,164

Net cash used in financing activities	(62,944)	(395,361)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2013 and 2012

	December 31, 2013	December 31, 2012

Net decrease in cash	(122)	(185,888)
Cash and cash equivalents at beginning of year	33,460	219,348

Cash and cash equivalents at end of year	$33,338	$33,460

Supplemental disclosure of cash flow information

Cash paid for income taxes	$–	$–
Cash paid for interest	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

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

The Company was also previously in the business of digit gaming (lottery). That license has been suspended.

The key business focus of the Company is to establish itself as the provider and creator of a new generation of entertainment-on-demand and e-commerce channels on broadband, and 3G (third generation) devices.

The Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAS and 3G hand phones.

The Company's business model in the area of broadband entertainment includes e-services, which the Company believes will provide it with multiple streams of revenue. Such revenues is derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; and on-line dealerships and pay per view services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The consolidated financial statements include the financial statements of Amaru, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Section 810, "Consolidation" and assesses whether it is the primary beneficiary of such entities. If the determination is made that the Company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $42,759,864 and $41,220,399 at December 31, 2013 and 2012, respectively. The Company also has a working capital deficit of $3,107,722 and $2,337,776 at December 31, 2013 and 2012, respectively. The Company has had difficulty in raising adequate additional funding.

The items discussed above raise substantial doubts about the Company’s ability to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and attaining profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

The financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or amounts and classification of liabilities that might be necessary, should the Company be unable to continue as a going concern.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts receivable

Accounts receivable is stated at cost, net of an allowance for doubtful accounts, if required. Receivables outstanding longer than the payment terms are considered past due. The Company maintains an allowance for doubtful accounts for estimated losses when necessary resulting from the failure of customers to make required payments. The Company reviews the accounts receivable on a periodic basis and makes allowances where there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Company considers many factors, including the age of the balance, the customer's payment history, its current credit-worthiness and current economic trends.

The Company’s primary exposure to credit risk arises through its accounts receivable. The credit risk on liquid funds is limited because the counterparties are banks with high credit ratings assigned by international credit-rating agencies.

Film library

Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method in accordance with ASC 926, " Entertainment—Films " whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value.

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

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

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

Intangible assets

Intangible assets consist of gaming, software license and product development costs. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with ASC 350, " Intangibles—Goodwill and Other ". Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

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

Any excess of the cost of acquisition over the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities of the equity method investment recognized at the date of acquisition is recognized as goodwill. The goodwill is included within the carrying amount of the investment and is assessed for impairment as part of the investment. Any excess of the Company's share of the net fair value of the identifiable assets, liabilities and contingent liabilities over the cost of acquisition, is recognized immediately in the consolidated profit and loss statement.

Where a consolidated entity transacts with an equity method investee of the group, profits and losses are eliminated to the extent of the consolidated interest in the relevant Equity Method Investments.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale," "held to maturity" or "trading" at the time of purchase in accordance with ACS Section 320 “Investments - Debt and Equity Securities.” Equity securities held for trading as of December 31, 2013 and December 31, 2012 were nil, and $598,429, respectively. The changes relates to a realized loss of $42,196 and an unrealized gain of $14,023, for December 31, 2013 and 2012, respectively.

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

Valuation of long-lived assets

The Company accounts for long-lived assets under ASC 360, “Property, Plant, and Equipment”. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

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

Fair values of the Company's financial assets and liabilities as of December 31, 2013 are as follows:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$–	$–	$–	$–
	$–	$–	$–	$–

Fair values of the Company's financial assets and liabilities as of December 31, 2012 are as follows:

	Total	Level 1	Level 2	Level 3

Assets:
Equity securities held for trading	$598,429	$598,429	$–	$–
	$598,429	$598,429	$–	$–

Advances from related party

Advances from a director and related party of $300,403 at December 31, 2013 are unsecured, non-interest bearing and payable on demand.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Foreign currency translation

Transactions in foreign currencies are measured and recorded and translated to the reporting currency, U.S. dollars, using the Company's prevailing month exchange rate. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the income statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations. Translation gains or losses as of December 31, 2013 and 2012 were not material to the consolidated financial statements.

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

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

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

Income taxes

Deferred income taxes are determined using the liability method in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company files income tax returns in the United States Federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. Federal and state income tax examinations by tax authorities for years before 2008. No income tax returns are currently under examination by any tax authorities.

Income (loss) per share or Earnings (loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260") and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per common share is computed by dividing the amount available to common shareholders by the weighted average number of shares of common stock outstanding plus the effect of any dilutive shares outstanding during the period. The Company has no common stock equivalents, which would dilute earnings per share.

Advertising

The cost of advertising is expensed as incurred. For the years ended December 31, 2013 and 2012, the Company incurred advertising expenses of $6,823 and $8,859, respectively.

Reclassifications

Certain amounts in the previous periods presented have been reclassified to conform to the current year financial statement presentation.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

3. RECENTLY ISSUED ACCOUNTING STANDARDS

On March 5, 2013, the FASB issued ASU 2013-05 to provide guidance for whether to release cumulative translation adjustments ("CTA") upon certain derecognition events. The update was issued to resolve the diversity in practice about whether Subtopic ASC 810-10, "Consolidation-Overall, " or ASC 830-30, "Foreign Currency Matters-Translation of Financial Statements, " applies to such transactions. ASU 2013-05 is effective prospectively for all entities with derecognition events after the effective date. For public entities, the guidance is effective for fiscal years, and interim periods within those years, beginning after December 31, 2013. ASC 830-30 applies when an entity ceases to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity. Consequently, the CTA is released into net income only if the transaction results in complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets resided. Otherwise, no portion of the CTA is released. The adoption of this pronouncement is not expected to have a significant impact on the Company's consolidated financial condition or results of operations.

In July 2012, the FASB issued an authoritative pronouncement related to testing indefinite-lived intangible assets, other than goodwill, for impairment. Under the pronouncement, entities testing indefinite-lived intangible assets for impairment would have the option of performing a qualitative assessment before calculating the fair value of the asset. If an entity determines, on the basis of qualitative factors, that the indefinite-lived intangible asset is not more likely than not impaired, a quantitative fair value calculation would not be needed. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a significant impact on the Company's consolidated financial condition or results of operations.

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

ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance did not have a material impact on the Company's financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

4. EQUITY SECURITIES HELD FOR TRADING INVESTMENT

	December 31, 2013	December 31, 2012

Quoted equity security, at fair value.	$–	$598,429

The fair value of quoted security is based on the quoted closing market price on the date of sale. The investment in quoted equity security at fair value includes a realized loss of $42,196 for the year ended December 31, 2013 and unrealized gain of $14,023 for the year ended December 31, 2012.

The Company's equity securities held for trading investment is denominated in Indonesian Ruppiah.

5. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2013	December 31, 2012
Prepayments	$26,111	$49,355
Deposits	35,685	38,125
Loan receivable	100,000	100,000
Other receivables	21,870	68,581
	$183,666	$256,061

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of December 31, 2013 and December 31, 2012.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2013	December 31, 2012
Office equipment	$930,709	$929,179
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	89,960	89,960
Pony set-top boxes	843,946	843,946
	1,875,615	1,874,085
Accumulated depreciation	(1,872,677)	(1,866,829)
	$2,938	$7,256

Depreciation expense was $5,847 for the year ended December 31, 2013 and $38,689 for the year ended December 31, 2012.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

7. FILM LIBRARY

Film library consist of the following:

	December 31, 2013	December 31, 2012

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

Amortization expense was $0 for the years ended December 31, 2013 and 2012, respectively.

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	December 31, 2013	December 31, 2012

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

Amortization expense was $0 for the year ended December 31, 2013 and 2012, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	December 31, 2013	December 31, 2012

Current:
Unquoted securities	$–	$–
	–	–
Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(2,802,613)	(1,252,110)

	$-	$1,550,503

The Company's $2,802,613 investment at cost relates to a casino that operates in Cambodia. This investment is subject to numerous risks, including:

-difficulty enforcing agreements through the Cambodia's legal system;

-general economic and political conditions in Cambodia; and

-the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the equity method investment's business and growth strategy.

The occurrence of any one of the above risks could harm the cost method investment's business and results of operations. Management reviews this investment on a quarterly basis. For the years ended December 31, 2013 and 2012, charges of $1,550,503 and nil were recorded for investment, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

10. COMMITMENTS

Operating Leases

The Company leases one of its offices at a monthly rental of approximately $9,834 under an operating lease which expired on August 14, 2012 and subsequently renewed until August 14, 2014. Total rental expense under operating leases for the year ended December 31, 2013 and 2012 was $115,231 and $114,074, respectively. As of December 31, 2013, the future minimum lease payments are as follows:

For the year ended
December 31,	Operating

2014	71,174
$71,174

11. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately $5,200,000 and $4,500,000 in deferred tax assets as of December 31, 2013 and 2012, respectively. The Company provided a full allowance of $5,200,000 and $4,500,000 as of December 31, 2013 and 2012, respectively.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at December 31, 2013, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2013, the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,300,000 and $11,200,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2013 and 2012, respectively, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2013 AND 2012

12. CONVERTIBLE TERM LOAN

	December 31, 2013	December 31, 2012

Current:
Convertible loan	$1,499,750	$1,898,470
	$1,499,750	$1,898,470

The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain further extension on the convertible loan. The accrued interest was $96,042 and $130,602 as of December 31, 2013 and 2012, respectively.

13. CONTINGENCIES

On October 16, 2013, M2B World Asia Pacific Pte Ltd. (“Plaintiff”), a subsidiary of the Company, filed a civil claim against a director (“Defendant”) of a subsidiary of a company listed on the Singapore Stock Exchange for repayment of US$1,000,000, representing a commission received in advance by the Defendant in exchange for procurement of a significant advertising contract on the Plaintiffs behalf. On March 7, 2014, a judgment was rendered in favor of the Plaintiff in the sum of US$1,000,000 and interest at the rate of 5.33% per annum from the date of the claim. On April 7, 2014, the Defendant filed an appeal to the highest court.

The outcome of this claim is uncertain as of the date of report. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

14. SUBSEQUENT EVENTS

The following subsequent events have occurred through the filing date of this report, April 15, 2014.

From January 23, 2014 to March 17, 2014, the Company issued a total of 2,440,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $244,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock

