Form 10-Q
period 2014-03-31
AMARU INC
filed 2014-05-15
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014

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

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	202,911,303 shares
(Class)	(Outstanding at April 30, 2014)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended March 31, 2014

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2014 AND DECEMBER 31, 2013

ASSETS	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets
Cash	$77,992	$33,338
Accounts receivable, net of allowance of $247,786 and $247,590 at March 31, 2014 and December 31, 2013, respectively	4,544	18,781
Other current assets	195,546	183,666

Total current assets	278,082	235,785

Non-current assets
Property, plant and equipment, net	2,059	2,938

Total non-current assets	2,059	2,938

TOTAL ASSETS	$280,141	$238,723

See accompanying notes to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2014 AND DECEMBER 31, 2013

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2014	December 31, 2013
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$1,498,600	$1,543,354
Advances from related parties	300,403	300,403
Convertible term loan	1,499,750	1,499,750

Total current liabilities	3,298,753	3,343,507

Total liabilities	3,298,753	3,343,507

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized;12,887,478 and 9,247,478 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	12,887	9,247
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at March 31, 2014 and December 31, 2013	194,657	194,657
Additional paid-in capital	43,427,369	43,131,009
Accumulated deficit	(42,937,306)	(42,759,864)

Total Amaru Inc.’s stockholders’ equity	697,607	575,049
Non-controlling interests	(3,716,219)	(3,679,833)

Total stockholders’ deficit	(3,018,612)	(3,104,784)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$280,141	$238,723

See accompanying notes to consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013

Revenues	$7,801	$6,910
Cost of services	(32,772)	(25,223)

Gross loss	(24,971)	(18,313)

Operating expenses
Distribution costs	14,519	4,455
Bad debts	–	88,700
Administrative expenses	176,176	259,457

Total expenses	190,695	352,612

Loss from operations	(215,666)	(370,925)

Other income (expense)
Interest expenses	(24,022)	(26,582)
Lossfrom saleof securities	–	(10,101)
Net change in fair value of securities held for trading	–	(25,718)
Other	25,860	26,411

Loss before income taxes	(213,828)	(406,915)
Provision for (benefit from) income taxes	–	–

Net loss before non-controlling interests	(213,828)	(406,915)
Non-controlling interests	(36,386)	(46,129)

Net loss	$(177,442)	$(360,786)

See accompanying notes to consolidated financial statements.

F-3

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 and 2013 (Unaudited)

	Three Months Ended March 31,
	2014	2013

Loss per share, basic	(0.00)	(0.00)
Loss per share, diluted	(0.00)	(0.00)

Weighted average shares outstanding , basic and diluted	205,679,744	194,656,710

See accompanying notes to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Preferred stock		Common stock		Additional
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	paid-in capital	Accumulated deficit

Balance at December 31, 2013	9,247,478	$9,247	194,656,710	$194,657	$43,131,009	$(42,759,864)
Subscribed preferred stock issued	3,640,000	3,640	–	–	296,360	–
Net loss	–	–	–	–	–	(177,442)
Balance at March 31, 2014	12,887,478	$12,887	194,656,710	$194,657	$43,427,369	$(42,937,306)

See accompanying notes to consolidated financial statements.

F-5

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2014 (UNAUDITED)

	Minority interest	Total shareholders’ equity

Balance at December 31, 2013	$(3,679,833)	$(3,104,784)
Subscribed preferred stock issued	–	300,000
Net loss	(36,386)	(213,828)
Balance at March 31, 2014	$(3,716,219)	$(3,018,612)

See accompanying notes to consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE three months ENDED march 31, 2014 AND 2013 (unaudited)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities
Net loss	$(213,828)	$(406,915)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	879	1,766
Net change in fair value of securities held for trading	–	25,718
Interest on convertible term loan	24,022	26,582
Loss from sales of securities	–	10,101
Change in operating assets and liabilities
Decrease in accounts receivable	14,237	19,398
(Increase) decrease in other current assets	(11,880)	77,657
(Decrease) increase in accounts payable and accrued expenses	(68,776)	432,283

Net cash (used in) provided by operating activities	(255,346)	186,590

Cash flows from investing activities
Cash proceeds from sales of securities	–	163,914

Net cash provided by investing activities	–	163,914

Cash flows from financing activities
Repayment of term loan	–	(198,580)
Issuance of preferred stock for cash	300,000	–

Net cash provided by (used in) financing activities	300,000	(198,580)

Net increase in cash	44,654	151,924
Cash and cash equivalents at beginning of period	33,338	33,460

Cash and cash equivalents at end of period	$77,992	$185,384

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The Company's business model in the area of broadband entertainment includes e-services, which the Company believes will provide it with multiple streams of revenue. Such revenues arederived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services, and on-line dealerships and pay per view services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting and presentation

The consolidated financial statements include the financial statements of Amaru, Inc. and its majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. In addition, the company evaluates its relationships with other entities to identify whether they are variable interest entities as defined by Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Section 810 “Consolidation” and assesses whether it is the primary beneficiary of such entities. If the determination is made that the company is the primary beneficiary, then that entity is included in the consolidated financial statements in accordance with ASC 810.

The unaudited interim consolidated financial statements of the Company as of March 31, 2014 and for the three months period ended March 31, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $42,937,306 and $42,759,864 at March 31 2014 and December 31, 2013, respectively. The Company also has a working capital deficit of $3,020,671 and $3,107,722 at March 31, 2014 and December 31, 2013, respectively. The Company has had difficulty in raising adequate additional funding.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Film library

Investment in the Company's film library includes movies, dramas, comedies and documentaries in which the Company has acquired distribution rights from a third party. For acquired films, these capitalized costs consist of minimum guarantee payments to acquire the distribution rights. Costs of acquiring the Company's film libraries are amortized using the individual-film-forecast method in accordance with ASC 926, “Entertainment-Films," whereby these costs are amortized and participations and residuals costs are accrued in the proportion that current year's revenue bears to management's estimate of ultimate revenue at the beginning of the current year expected to be recognized from the exploitation, exhibition or sale of the films. Ultimate revenue for acquired films includes estimates over a period not to exceed twenty years following the date of acquisition. Investments in films are stated at the lower of amortized cost or estimated fair value.

The valuation of investment in films is reviewed on an overall basis, when an event or change in circumstances indicates that the fair value of the film library is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. (See Note7).

Intangible assets

Intangible assets consist of gaming, software license and product development costs. Intangible assets which were purchased for a specific period are stated at cost less accumulated amortization and impairment losses. Such intangible assets are reviewed for impairment in accordance with ASC 350, “Intangibles-Goodwill and Other”. Such intangible assets are amortized over the period of the contract, which is 2 to 18 years.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities." Equity securities held for trading as of March 31, 2014 and December 31, 2013 were nil, respectively. The changes relates to an unrealized gain and loss of was nil for March 31, 2014. An unrealized loss of $21,906 was recognized for March 31, 2013.

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

Investments that are not publicly traded or have resale restrictions greater than one year are accounted for at cost. The Company's cost method investments include companies involved in the broadband and entertainment industry. The Company uses available qualitative and quantitative information to evaluate all cost method investments for impairment at least annually. An impairment is booked when there is an other-than-temporary difference between the carrying amount and fair value of the investment that would result in a loss. Please also see Notes 7 and 8 to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Valuation of long-lived assets

The Company accounts for long-lived assets under ASC 360,” Property, Plant, and Equipment”. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

Fair value of financial instruments

FASB ASC 820, “Fair Value Measurement,” defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at March 31, 2014 and December 31, 2013, respectively, are unsecured, non-interest bearing and payable on demand.

Foreign currency translation

Transactions in foreign currencies are measured and recorded and translated to the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the operations statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations. Translation gains or losses as of March 31, 2014 and 2013 were not material to the consolidated financial statements.

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2010. No income tax returns are currently under examination by any tax authorities.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income (Loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260") and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of convertible preferred stock. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since thir inclusion would be anti-dilutive. These common stock equivalents may dilute future earnings per share.

Advertising

The cost of advertising is expensed as incurred. For the three months ended March 31, 2014 and 2013, the Company incurred advertising expenses of $3,183 and $1,698, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2014, the FASB issued ASU No. 2014-06, “Technical Corrections and Improvements Related to Glossary Terms”. This ASU provides technical corrections and improvements to Accounting Standards Codification glossary terms. The adoption of this pronouncement, effective March 14, 2014, is not expected to have a material effect on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward”, a Similar Tax Loss, or a Tax Credit Carryforward Exists. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2014	December 31, 2013
Prepayments	$32,987	$26,111
Deposits	35,714	35,685
Loan receivable	100,000	100,000
Other receivables	26,845	21,870
	$195,546	$183,666

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of March 31, 2014 and December 31, 2013.

5. Fair value measurementS

FASB ASC 820, “Fair Value Measurement,” specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

Level 1 Inputs –	Unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

Level 2 Inputs –	Inputs other than the quoted prices in active markets that are observable either directly or indirectly.

Level 3 Inputs –	Inputs based on prices or valuation techniques that are both unobservable and significant to the overall fair value measurements.

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2014 and December 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Office equipment	$930,709	$930,709
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	89,960	89,960
Pony set-top boxes	843,946	843,946
	1,875,615	1,875,615
Accumulated depreciation	(1,873,556)	(1,872,677)
	$2,059	$2,938

Depreciation expense was $879 and $1,766 for the three months ended March 31, 2014 and 2013, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

7. FILM LIBRARY

Film library consist of the following:

	March 31, 2014	December 31, 2013

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

No amortization expense was incurred for the three months ended March 31, 2014 or 2013.

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	March 31, 2014	December 31, 2013

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

No amortization expense was incurred for the three months ended March 31, 2014 or 2013.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	March 31, 2014	December 31, 2013

Current:
Unquoted securities	$–	$–

Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(2,802,613)	(2,802,613)
	$–	$–

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

The occurrence of any one of the above risks could harm this investment's business and results of operations. Management reviews this investment on a quarterly basis. For the three months ended March 31, 2014 and 2013, charges of impairment on the investment were nil, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

10. COMMITMENTS

Operating Leases

The Company leases one of its offices at a monthly rental of approximately $9,834 under an operating lease which expired on August 14, 2012 and subsequently renewed until August 14, 2014. Total rental expense under operating leases for the three months ended March 31, 2014 and 2013 was $28,350 and $29,226, respectively.

11. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately $5,200,000 in deferred tax assets as of March 31, 2014 and December 31, 2013, respectively. The Company provided a full allowance of $5,200,000 as of March 31, 2014 and December 31, 2013, respectively

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at March 31, 2014, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2014, the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,300,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2014 and December 31, 2013, respectively, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

12. CONVERTIBLE TERM LOAN

	March 31, 2014	December 31, 2013

Current:
Convertible loan	$1,499,750	$1,499,750
	$1,499,750	$1,499,750

The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd.. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan. The accrued interest was $24,022 and $26,582 for the three months ended March 31, 2014 and 2013, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

13. CONTINGENCIES:

On October 16, 2013, M2B World Asia Pacific Pte Ltd. (“Plaintiff”), a subsidiary of the Company, filed a civil claim against a director (“Defendant”) of a subsidiary of a company listed on the Singapore Stock Exchange for repayment of US$1,000,000, representing a commission received in advance by the Defendant in exchange for procurement of a significant advertising contract on the Plaintiff’s behalf.   On March 7, 2014, a judgment was rendered in favor of the Plaintiff in the sum of US$1,000,000 and interest at the rate of 5.33% per annum from the date of the claim. On April 7, 2014, the Defendant filed an appeal to the highest court.

Since the ultimate outcome of this matter cannot be determined at this time, the Company’s consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

14. ISSUANCE OF PREFERRED STOCK

As of March 31, 2014, the Company issued a total of 3,640,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) through its private placement of shares of Preferred Stock for a total of $300,000, to “accredited investors,” as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

15. SUBSEQUENT EVENTS

On April 17, 2014, the Company issued a total of 1,000,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $100,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The proceeds of the private placement were used for working capital.

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

The following discussion should be read in conjunction with the financial statements and notes to financial statements.

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

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. The resort was completed and is in operation in 2006. As of December 31, 2011, the company had invested $2,802,613 in relation to this investment. This investment had been fully impaired as of March 31, 2014.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the three months ended March 31, 2014 was $7,801 compared with $6,910 for the same period in 2013.

•	The Company's cash balance was $77,992 at March 31, 2014 compared with $33,338 at December 31, 2013.

Revenue

Revenue from entertainment for the three months ended March 31, 2014 at $7,801 was higher than revenue of $6,910 for the three months ended March 31, 2013 by $891 (13%). It was mainly due to an increase in content distribution and licensing revenue from new customers for the three months ended March 31, 2014.

Cost of Services

Cost of services for the three months ended March 31, 2014 was $32,772 which increased by $7,549 (30%) from $25,223 for the three months ended March 31, 2013. It was mainly due to increase in cost spending on website design, maintenance and other related production costs by $5,907 (58%) from $10,250 for the three months ended March 31, 2013 to $16,157 for the three months ended March 31, 2014.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2014 at $14,519 were higher by $10,064 (226%) as compared to the amount of $4,455 incurred for the three months ended March 31, 2013.

The higher distribution expenses were attributed to increase spending on transportation expenses which increased by $5,821 (3,216%) from $181 for the three months ended March 31, 2013 to $6,002 for the three months ended March 31, 2014.

BAD DEBTS WRITTEN OFF

The bad debts written off in 2013 were primarily attributed to the write off of the long outstanding balance of $88,700 from previous accounts receivable and other current assets. There were no bad debts written off for the three months ended March 31, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the three months ended March 31, 2014 at $176,176 were lower by $83,281 (32%) as compared to the amount of $259,457 incurred for the three months ended March 31, 2013.

The decrease in administrative expenses for the period ended March 31, 2014 was attributed mainly to the decreasein:

•	Total staff costs had decreased by $12,941 (12%), from $105,868 for the three months ended March 31, 2013 to $92,927 for the period ended March 31, 2014. .

•	Legal and professional expenses had decreased by $13,545 (31%), from $44,341 for the three months ended March 31, 2013 to $30,796 for the three months ended March 31, 2014.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $215,666 for the three months ended March 31, 2014 as compared to the loss from operations of $370,925 for the three months ended March 31, 2013 mainly due to decrease in general and administrative expenses and no bad debts were being written off.

NET LOSS BEFORE NON-CONTROLLING INTERESTS

Net loss before non-controlling interesets for the three months ended March 31, 2014, was $213,828 which decreased by $193,087 (47%) from net loss of $406,915 for the three months ended March 31, 2013, it was mainly due to decrease in operation and administrative expenses for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $77,992 at March 31, 2014 as compared to cash of $33,338 at December 31, 2013.

The Company does not finance its operations through short-term bank credit nor long-term bank loans.  Its operations were financed by the proceeds through its private placement of shares.

During the three months ended March 31, 2014, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2014 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The Company held Nil in marketable securities as of March 31, 2014 and December 31, 2013 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $77,992 and $33,338 at March 31, 2014 and December 31, 2013, respectively.

The Company has no other material long-term obligations or hedging activities other than the convertible term with an outstanding balance of $1,499,750 as of March 31, 2014. The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd.. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan.

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

UNAUTHORIZED USE OF PROPRIETARY RIGHTS

Our copyrights, patents, trademarks, including our rights to certain domain names are very important to M2B's brand and success. While we make every effort to protect and stop unauthorized use of our proprietary rights, it may still be possible for third parties to obtain and use the intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries remain uncertain and still evolving. Litigation may be necessary in the future to enforce these intellectual property rights. This will result in substantial costs and diversion of the Company's resources and could disrupt its business, as well as have a material adverse effect on its business.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2014, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes In InternalControl Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates.. Where the media industry was concerned, major corporations reduced their advertising expenditures or even cut back substantially all advertising and promotional expenditures towards the latter half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

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

WE GENERATED A NET LOSS OF $213,828 AND $406,915 BEFORE TAXES FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND MARCH 31, 2013, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $213,828 for the three months ended March 31, 2014 compared to a consolidated net loss before taxes of $406,915 during 2012. We realized a deficit cash flow from operating activities of $255,346 for the three months ended March 31, 2014 compared to gain of $186,590 for the three months ended March 31, 2013. For the three months ended 31 March 2014, we had an accumulated deficit of $42,937,306 and a working capital deficiency of $3,020,671 compared to an accumulated deficit of $42,759,864 and a working capital deficiency of $3,107,722 for the year ended December 31, 2013. At at March 31, 2014, we had a stockholders' deficit of $3,018,612 compared to a stockholders' deficit of $3,104,784 as at December 31, 2013. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended March 31, 2014, the Company received a total of $364,000 for the sale of 3,640,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share to “accredited investors,” as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

On April 17, 2014, the Company issued a total of 1,000,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $100,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The proceeds of the private placement were used for working capital. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: MINE SAFETY DISCLOSURES

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS:

Exhibit 31.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 31.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT

Exhibit 32.1	CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 32.2	CERTIFICATION OF CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

Exhibit 99.1	Temporary Hardship Exemption

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amaru, Inc. (Registrant)

May 15, 2014	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

