Form 10-Q
period 2014-06-30
AMARU INC
filed 2014-08-14
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _______

Commission File Number 000-32695

Amaru, Inc.

(Exact name of registrant as specified in its charter.)

Nevada	88-0490089
(State of Incorporation)	(IRS Employer Identification No.)

62 Cecil Street, #06-00 TPI Building, Singapore 049710

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (65) 6332 9287

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	194,656,710 shares
(Class)	(Outstanding at August 1, 2014)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended June 30, 2014

i

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

JUNE 30, 2014 AND DECEMBER 31, 2013

ASSETS	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets
Cash	$146,129	$33,338
Accounts receivable, net of allowance of $248,402 and $247,590 at June 30, 2014 and December 31, 2013, respectively	5,532	18,781
Other current assets	314,461	183,666

Total current assets	466,122	235,785

Non-current assets
Property, plant and equipment, net	36,215	2,938

Total non-current assets	36,215	2,938

TOTAL ASSETS	$502,337	$238,723

See accompanying notes to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

JUNE 30, 2014 AND DECEMBER 31, 2013

LIABILITIES AND STOCKHOLDERS’ DEFICIT	June 30, 2014	December 31, 2013
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$1,598,804	$1,543,354
Advances from related parties	300,403	300,403
Convertible term loan	1,499,750	1,499,750

Total current liabilities	3,398,957	3,343,507

Total liabilities	3,398,957	3,343,507

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized;17,887,478 and 9,247,478 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	17,887	9,247
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at June 30, 2014 and December 31, 2013	194,657	194,657
Additional paid-in capital	43,922,367	43,131,009
Accumulated deficit	(43,252,689)	(42,759,864)

Total Amaru Inc.’s stockholders’ equity	882,224	575,049
Non-controlling interests	(3,778,844)	(3,679,833)

Total stockholders’ deficit	(2,896,620)	(3,104,784)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$502,337	$238,723

See accompanying notes to consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$7,005	$7,040	$14,806	$13,950
Cost of services	(55,909)	(35,664)	(88,681)	(60,887)

Gross (loss)	(48,904)	(28,624)	(73,875)	(46,937)

Operating expenses
Distribution costs	69,466	8,740	83,985	13,195
Allowance for doubtful accounts	--	–	-	88,700
Administrative expenses	287,303	138,502	463,479	397,960

Total expenses	356,769	147,242	547,464	499,855

(Loss) from operations	(405,673)	(175,866)	(621,339)	(546,792)

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 and 2013 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other income (expense)
Interest expenses	(24,324)	(22,306)	(48,346)	(48,888)
Loss from sale of investment	--	(30,855)	--	(40,956)
Net change in fair value of securities held for trading	--	(14,633)	--	(40,351)
Other	51,989	7,140	77,849	33,551

(Loss) before income taxes	(378,008)	(236,520)	(591,836)	(643,436)
Provision for income taxes	--	–	–	–

Net (loss) before noncontrolling interests	(378,008)	(236,520)	(591,836)	(643,436)
Noncontrolling interests	(62,625)	(39,452)	(99,011)	(85,581)

Net (loss) attributable to common stockholders	$(315,383)	$(197,068)	$(492,825)	$(557,855)

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED June 30, 2014 and 2013 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	194,656,710	194,656,710	194,656,710	194,656,710

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Preferred stock		Common stock		Additional
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	paid-in capital	Accumulated deficit

Balance at December 31, 2013	9,247,478	$9,247	194,656,710	$194,657	$43,131,009	$(42,759,864)
Sale of preferred stock	8,640,000	8,640	–	–	791,360	–
Net loss	–	–	–	–	–	(492,825)
Balance at June 30, 2014	17,887,478	$17,887	194,656,710	$194,657	$43,922,369	$(43,252,689)

See accompanying notes to consolidated financial statements.

F-6

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED)

	Minority interest	Total shareholders’ equity

Balance at December 31, 2013	$(3,679,833)	$(3,104,784)
Sale of preferred stock	–	800,000
Net loss	(99,011)	(591,836)
Balance at June 30, 2014	$(3,778,844)	$(2,896,620)

See accompanying notes to consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE SIX months ENDED JUNE 30, 2014 AND 2013 (unaudited)

	Six Months Ended June 30
	2014	2013
Cash flows from operating activities
Net loss	$(591,836)	$(643,436)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,925	2,631
Net change in fair value of securities held for trading	–	40,351
Loss from sales of securities	–	40,956
Change in operating assets and liabilities
Decrease in accounts receivable	13,249	54,714
(Increase) decrease in other current assets	(130,795)	86,124
Increase in accounts payable and accrued expenses	55,450	404,132

Net cash (used in) operating activities	(651,007)	(14,528)

Cash flows from investing activities
Acquisition of equipment	(36,202)	--
Cash proceeds from sales of securities	–	436,682

Net cash (used in) provided by investing activities	(36,202)	436,682

Cash flows from financing activities
Repayment of term loan	–	(398,720)
Issuance of preferred stock for cash	800,000	–

Net cash provided by (used in) financing activities	800,000	(398,720)

Net increase in cash	112,791	23,434
Cash and cash equivalents at beginning of period	33,338	33,460

Cash and cash equivalents at end of period	$146,129	$56,894

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

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

The Company's business model in the area of broadband entertainment includes e-services, which the Company believes will provide it with multiple streams of revenue. Such revenues are derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services, and on-line dealerships and pay per view services.

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

The unaudited interim consolidated financial statements of the Company as of June 30, 2014 and for the three months and six months period ended June 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Security and Exchange Commission (“SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $43,243,689 and $42,759,864 at June 30, 2014 and December 31, 2013, respectively. The Company also has a working capital deficit of $2,923,835 and $3,107,722 at June 30, 2014 and December 31, 2013, respectively. The Company has had difficulty in raising adequate additional funding to support its ongoing and planned operations.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In the event that additional financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and ultimately returning to profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Investments

The Company classifies its investments in marketable equity and debt securities as "available-for-sale", "held to maturity" or "trading" at the time of purchase in accordance with "Accounting for Certain Investments in Debt and Equity Securities." Equity securities held for trading as of June 30, 2014 and December 31, 2013 were nil, respectively. The changes relates to an unrealized gain and loss of was nil for June 30, 2014. An unrealized loss of $14,633 and $40,351 was recognized for the three months and six months ended June 30, 2013.

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

Valuation of long-lived assets

The Company accounts for long-lived assets under ASC 360, “Property, Plant, and Equipment”. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at June 30, 2014 and December 31, 2013, respectively, are unsecured, non-interest bearing and payable on demand.

Foreign currency translation

Transactions in foreign currencies are measured and recorded and translated to the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the operations statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other Comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations. Translation gains or losses as of June 30, 2014 and 2013 were not material to the consolidated financial statements.

Revenues

The Company's primary sources of revenue are from the sales of advertising space on interactive websites owned by the Company; distribution and licensing of content to our partners and broadband consulting services, and gaming revenue from our digital games.

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

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Income taxes

Deferred income taxes are determined using the asset and liability method in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of operations of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax assets for which it is determined that it is more likely than not that some portion of the deferred tax assets will not be realized.

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. federal and state income tax examinations by tax authorities for years before 2010. No income tax returns are currently under examination by any tax authorities.

Income (Loss) per share

The Company computes net income (loss) per common share in accordance with FASB ASC 260, "Earnings Per Share" ("ASC 260") and SEC SAB 98. Under the provisions of ASC 260 and SAB 98, basic net income (loss) per common share is computed by dividing the net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect of dilutive common stock equivalents from the assumed exercise of convertible preferred stock. The Company’s common stock equivalents were excluded in the computation of diluted net (loss) per share since their inclusion would be anti-dilutive. These common stock equivalents may dilute future earnings per share.

Advertising

The cost of advertising is expensed as incurred. For the three months ended June 30, 2014 and 2013, the Company incurred advertising expenses of $44,615 and $2,515, respectively. For the six months ended June 30, 2014 and 2013, the Company incurred advertising expenses of $47,798 and $3,784, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers”, which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition”. The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule following either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity”, which amends the requirements for reporting discontinued operations. Under ASU 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported as discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when the component or group of components meets the criteria to be classified as held for sale or when the component or group of components is disposed of by sale or other than by sale. In addition, this ASU requires additional disclosures about both discontinued operations and the disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation in the financial statements. The guidance is effective for annual and interim periods beginning after December 15, 2014, with early adoption permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2013, FASB issued ASU No. 2013-11, “Presentation of an Unrecognized Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists”. This ASU requires an unrecognized tax benefit to be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. An exception exists to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax of the applicable jurisdiction does not require the entity to use, and entity does not intend to use, the deferred tax asset for such a purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. ASU No. 2013-11 is effective for fiscal years and interim periods beginning after December 15, 2013 and is not expected to have a material impact on the Company's consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2014	December 31, 2013
Prepayments	$34,344	$26,111
Deposits	35,805	35,685
Loan receivable	100,000	100,000
Staff Advance	141,098	18,978
Other receivables	3,214	2,892
	$314,461	$183,666

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of June 30, 2014 and December 31, 2013.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2014 and December 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	June 30, 2014	December 31, 2013
Office equipment	$966,911	$930,709
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	89,960	89,960
Pony set-top boxes	843,946	843,946
	1,911,817	1,875,615
Accumulated depreciation	(1,875,602)	(1,872,677)
	$36,215	$2,938

Depreciation expense was $2,046 and $865 for the three months ended June 30, 2014 and 2013, respectively, and $2,925 and $2,631 for the six months ended June 30, 2014 and 2013, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

7. FILM LIBRARY

Film library consist of the following:

	June 30, 2014	December 31, 2013

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

The film library was fully impaired in a prior period.

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	June 30, 2014	December 31, 2013

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

These intangible assets were fully impaired in a prior period.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	June 30, 2014	December 31, 2013

Current:
Unquoted securities	$–	$–

Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(2,802,613)	(2,802,613)
	$–	$–

The Company's $2,802,613 investment at cost relates to a casino that operates in Cambodia. This investment is subject to numerous risks, including:

•	difficulty enforcing agreements through the Cambodia's legal system;
•	general economic and political conditions in Cambodia; and
•	the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the investment's business and growth strategy.

The occurrence of any one of the above risks could harm this investment's business and results of operations. This investment was fully impaired in a prior year.

10. COMMITMENTS

Operating Leases

The Company leases one of its offices at a monthly rental of approximately $9,834 under an operating lease which expires on August 14, 2014. Total rental expense under operating leases for the three months ended June 30, 2014 and 2013 was $26,732 and $28,898, respectively, and for the six months ended June 30, 2014 and 2013 was $55,082 and $58,124, respectively.

11. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately $5,200,000 in deferred tax assets as of June 30, 2014. The Company provided a full allowance of $5,200,000 as of June 30, 2014.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at June 30, 2014, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2014, the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,700,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2014, that may be applied against future Singapore taxable income indefinitely provided the company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

12. CONVERTIBLE TERM LOAN

	June 30, 2014	December 31, 2013

Current:
Convertible loan	$1,499,750	$1,499,750
	$1,499,750	$1,499,750

The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan. The accrued interest was $24,324 and $22,306 for the three months ended June 30, 2014 and 2013, respectively, and $48,346 and $48,888 for the six months ended June 30, 2014 and 2013, respectively.

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

14. ISSUANCE OF PREFERRED STOCK

As of June 30, 2014, the Company issued a total of 8,640,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) through its private placement of shares of Preferred Stock for a total of $800,000, to “accredited investors,” as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

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

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company currently does not maintain an office in the US.

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

M2B WORLD ASIA PACIFIC PTE. LTD.

M2B World Asia Pacific Pte. Ltd. was incorporated in the Republic of Singapore on 1 August 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region. This company had taken over the Asian business operations as well as the assets and liabilities of M2B World Pte. Ltd. with effect from September 1, 2006.

On January 3, 2007, M2B World Asia Pacific Pte. Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.6%.

On July 8, 2008, M2B World Asia Pacific Pte. Ltd. signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allowed the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two year period. The loan bears interest at 5.0% per annum, and was to mature on July 7, 2010. The note was obtained from a company in which a director of the Company is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011. Repayment have been made on the loan and an extension of the due date is being negotiated.

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

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. The resort was completed and has been in operation since 2006. As of December 31, 2011, the company had invested $2,802,613 which was fully impaired as of June 30, 2014.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. This subsidiary is dormant.

AMARU HOLDINGS LIMITED AND M2B WORLD HOLDINGS LIMITED

Amaru Holdings Limited and M2B World Holdings Limited were incorporated in the British Virgin Islands on February 21, 2005 and June 15, 2006, respectively. Amaru Holdings Limited focuses on content syndication and distribution in areas other than the Asia Pacific region. M2B World Holdings Limited focuses on content syndication and distribution in the Asia Pacific region and is a subsidiary of M2B World Asia Pacific Pte. Ltd.

TREMAX INTERNATIONAL LIMITED AND M2B WORLD TRAVEL LIMITED

Tremax International Limited and M2B World Travel Limited are both incorporated in the British Virgin Islands on June 8, 2006 and May 3, 2005 respectively. Both companies are dormant.

RESULTS OF OPERATION

Revenue

Revenue from entertainment services for the three months ended June 30, 2014 was $7,005 as compared to $7,040 for the three months ended June 30, 2013.

Revenue from entertainment services for the six months ended June 30, 2014 was $14,806 as compared to $13,950 for the six months ended June 30, 2013. The increase was mainly due to an increase in content distribution and licensing revenue from new customers for the six months ended June 30, 2014.

Cost of Services

Cost of services for the three months ended June 30, 2014 was $55,909 which increased by $20,245 (57%) from $35,664 for the three months ended June 30, 2013.

Cost of services for the six months ended June 30, 2014 was $88,681 which increased by $27,794 (46%) from $60,887 for the six months ended June 30, 2013. It was mainly due to increase in cost spending on other related production costs by $29,656 (300%) to $39,548 for the three months ended June 30, 2014 from $9,892 for the three months ended June 30, 2013, and by $36,565 (209%) to $54,033 for the six months ended June 30, 2014 from $17,468 for the six months ended June 30, 2013.

DISTRIBUTION EXPENSES

Distribution expenses for the six months ended June 30, 2014 at $83,985 were higher by $70,791 (537%) as compared to the amount of $13,194 incurred for the six months ended June 30, 2013.

The higher distribution expenses were attributed to increase spending on advertising and marketing costs which increased by $44,014 (1,163%) to $47,798 for the six months ended June 30, 2014 from $3,784 for the six months ended June 30, 2013.

BAD DEBTS WRITTEN OFF

The bad debts written off for the six months ended June 30, 2013 were primarily attributed to the write off of the long outstanding balance of $88,700 from previous accounts receivable and other current assets. There were no bad debts written off for the six months ended June 30, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the six months ended June 30, 2014 at $463,479 were higher by $65,519 (16%) as compared to $397,960 incurred for the six months ended June 30, 2013.

The increase in administrative expenses for the period ended June 30, 2014 was attributed mainly to the increase in:

•	Total staff costs increased by $46,367 (23%), to $248,197 for the six months ended June 30, 2014 from $201,830 for the period ended June 30, 2013. .

•	Legal and professional expenses increased by $47,492 (96%), to $96,897 for the six months ended June 30, 2014 from $49,405 for the six months ended June 30, 2013.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $621,339 for the six months ended June 30, 2014 as compared to the loss from operations of $546,792 for the six months ended June 30, 2013 mainly due to increase in distribution costs, general and administrative expenses.

NET LOSS BEFORE NON-CONTROLLING INTERESTS

Net loss before non-controlling interest for the six months ended June 30, 2014, was $591,836 which decreased by $51,600 (8%) from net loss of $643,436 for the six months ended June 30, 2013. It was mainly due to increase in sundries income by $44,298 (132%) to $77,849 for six months ended June 30, 2014 from $33,551 for the six months ended June 30, 2013. There was no fair value adjustment for the investment held for trade incurred for six months ended June 30, 2014 since it had been fully impaired as compared to a loss of $40,351 for the six months period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $146,129 at June 30, 2014 as compared to cash of $33,338 at December 31, 2013.

The Company does not finance its operations through short-term bank credit nor long-term bank loans.  Its operations were financed by the proceeds through its private placement of shares.

During the six months ended June 30, 2014, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion plans. The Company has plans in the remainder of 2014 to expand its broadband coverage by launching new broadband sites in the Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The Company held nil in marketable securities as of June 30, 2014 and December 31, 2013 respectively.

The Company does not believe that it faces material market risk with respect to its cash which totaled $146,129 and $33,338 at June 30, 2014 and December 31, 2013, respectively.

The Company has no other material long-term obligations or hedging activities other than the convertible term loan with an outstanding balance of $1,499,750 as of June 30, 2014. The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd.. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan.

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

ABILITY TO ACQUIRE NEW MEDIA CONTENT

The continued ability of the Company to acquire rights to new media content, at competitive rates, is crucial to grow and sustain the Company's business.

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

CAPITAL INVESTMENT IN BROADBAND INFRASTRUCTURE BY GOVERNMENT AND TELCOS

The growth of demand for broadband services is dependent on the capital investment in broadband infrastructure by governments and Telcos. A significant source of demand for the Company's broadband services could be from homes and enterprises with access to high-speed broadband connections. The ability of countries to invest in public broadband infrastructures to offer public accessibility is subject to the countries' economic health. The Company's prospects for business growth especially in Asia would be impacted by overall economic conditions in the territories that we seek to expand into.

COMPETITION FROM BROADBAND CABLE AND TV NETWORKS OPERATORS

The competition of services provided by broadband cable network operators and TV networks. As traditional TV networks and cable TV operators provide an alternate supply of entertainment and on-demand broadband services, they are in competition with the Company, for market share. The Company, nevertheless, will continue to leverage on its advantage of ownership rights to its own portfolio of media content and its ability to provide broadband services over both the cable and wireless networks, at competitive rates.

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

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, energy blackouts, natural disasters and terrorism, war and telecommunication failures.

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

UNAUTHORIZED USE OF PROPRIETARY RIGHTS

Our copyrights, patents, trademarks, including our rights to certain domain names are very important to M2B's brand and success. While we make every effort to protect and stop unauthorized use of our proprietary rights, it may still be possible for third parties to obtain and use our intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries remain uncertain and are still evolving. Litigation may be necessary in the future to enforce these intellectual property rights. This will result in substantial costs and diversion of the Company's resources and could disrupt, as well as have a material adverse effect on our business.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2014, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company may not be able to acquire new content, or may have to defend its intellectual property rights or defend against claims that it is infringing the rights of others, where its content rights are concerned. Intellectual property litigation and controversies are disruptive and expensive. Infringement claims could require us to develop non-infringing services or enter into royalty or licensing arrangements. Royalty or licensing arrangements, if required, may not be obtainable on terms acceptable to the Company. The business could be significantly harmed if the Company is not able to develop or license new content. Furthermore, it is possible that others may license substantially equivalent content, thus enabling them to effectively compete against us.

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

Our common stock is a "low-priced" security or "penny stock" under rules promulgated under the Securities Exchange Act of 1934, as amended. In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties in selling the stock, the customer's rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions will likely decrease the willingness of broker-dealers to make a market in our common stock, will decrease the liquidity of our common stock and will increase transaction costs for sales and purchases of our common stock as compared to other securities.

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

WE GENERATED A NET LOSS OF $591,836 AND $643,436 BEFORE TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated loss before taxes of $591,836 for the six months ended June 30, 2014 compared to a consolidated net loss before taxes of $643,436 during same period ended 2013. We realized cash flow from operating activities of $651,007 and $14,528 for the six months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014, we had an accumulated deficit of $43,252,689 and a working capital deficiency of $2,923,835 compared to an accumulated deficit of $42,759,864 and a working capital deficiency of $3,107,722 for the year ended December 31, 2013. At June 30, 2014, we had a stockholders' deficit of $2,896,620 compared to a stockholders' deficit of $3,104,784 as at December 31, 2013. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become due. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter ended June 30, 2014, the Company issued a total of 5,000,000 shares of Series B Convertible Preferred Stock (“Preferred Stock”) through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $500,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. During the six months ended June 30, 2014, the Company received a total of $800,000 for the sale of 8,640,000 shares of Preferred Stock, as defined above, through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share to “accredited investors,” as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

Amaru, Inc. (Registrant)

August 14, 2014	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

