Form 10-Q
period 2014-09-30
AMARU INC
filed 2014-11-13
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________ to _______

Commission File Number 000-32695

Amaru, Inc.

(Exact name of registrant as specified in its charter.)

Nevada	88-0490089
(State of Incorporation)	(IRS Employer Identification No.)

35 Tai Seng Street, # 01-01, Tata Communications Exchange, Singapore 534103

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

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	194,656,710 shares
(Class)	(Outstanding at October 31, 2014)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended September 30, 2014

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

ASSETS	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets
Cash	$37,725	$33,338
Accounts receivable, net of allowance of $247,177 and $247,590 at September 30, 2014 and December 31, 2013, respectively	5,574	18,781
Other current assets	253,457	183,666

Total current assets	296,756	235,785

Non-current assets
Property, plant and equipment, net	31,850	2,938

Total non-current assets	31,850	2,938

TOTAL ASSETS	$328,606	$238,723

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,685,398	$1,543,354
Advances from related parties	300,403	300,403
Convertible term loan	1,499,750	1,499,750

Total current liabilities	3,485,551	3,343,507

Total liabilities	3,485,551	3,343,507

Stockholders’ deficit
Preferred stock (par value $0.001) 25,000,000 shares authorized; 18,287,478 and 9,247,478 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	18,287	9,247
Common stock (par value $0.001) 400,000,000 shares authorized; 194,656,710 shares issued and outstanding at September 30, 2014 and December 31, 2013	194,657	194,657
Additional paid-in capital	43,961,969	43,131,009
Accumulated deficit	(43,519,372)	(42,759,864)

Total Amaru Inc.’s stockholders’ equity	655,541	575,049
Non-controlling interests	(3,812,486)	(3,679,833)

Total stockholders’ deficit	(3,156,945)	(3,104,784)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$328,606	$238,723

See accompanying notes to consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 and 2013 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$8,023	$6,800	$22,829	$20,750
Cost of services	(30,415)	(32,730)	(119,096)	(93,617)

Gross (loss)	(22,392)	(25,930)	(96,267)	(72,867)

Operating expenses
Distribution costs	–	7,304	83,334	20,499
Allowance for doubtful accounts	–	–	–	88,700
Administrative expenses	256,536	219,236	720,664	617,196

Total expenses	256,536	226,540	804,000	726,395

(Loss) from operations	(278,928)	(252,470)	(900,267)	(799,262)

Other income (expense)
Interest expense	(24,629)	(23,430)	(72,975)	(72,318)
Loss from sale of investment	–	(6,880)	–	(88,187)
Equipment written off	(960)	–	(960)	–
Other	4,190	72,363	82,039	105,914

(Loss) before income taxes	(300,325)	(210,417)	(892,161)	(853,853)
Provision for income taxes	–	–	–	–

Net (loss) before noncontrolling interests	(300,325)	(210,417)	(892,161)	(853,853)
Noncontrolling interests	(33,642)	(32,515)	(132,653)	(118,096)

Net (loss) attributable to common stockholders	$(266,683)	$(177,902)	$(759,508)	$(735,757)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	194,656,710	194,656,710	194,656,710	194,656,710

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 (UNAUDITED)

	Preferred stock		Common stock		Additional			Total
	Number of	Par value	Number of	Par value	paid-in	Accumulated	Minority	stockholders’
	shares	($0.001)	shares	($0.001)	capital	deficit	interest	deficit
Balance at December 31, 2013	9,247,478	$9,247	194,656,710	$194,657	$43,131,009	$(42,759,864)	$(3,679,833)	$(3,104,784)
Sale of preferred stock	9,040,000	9,040	–	–	830,960	–	–	840,000
Net loss	–	–	–	–	–	(759,508)	(132,653)	(892,161)
Balance at September 30, 2014	18,287,478	$18,287	194,656,710	$194,657	$43,961,969	$(43,519,372)	$(3,812,486)	$(3,156,945)

See accompanying notes to consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENT OF CASH FLOWS (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2014 AND 2013 (unaudited)

	Nine Months Ended September 30
	2014	2013
Cash flows from operating activities
Net loss	$(892,161)	$(853,853)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,330	4,885
Equipment written off	960	–
Loss from sales of securities	–	88,187
Change in operating assets and liabilities
Decrease in accounts receivable	13,207	54,714
(Increase) decrease in other current assets	(69,791)	79,051
Increase in accounts payable and accrued expenses	142,044	444,100

Net cash (used in) operating activities	(799,411)	(182,916)

Cash flows from investing activities
Purchase of equipment	(36,202)	(851)
Cash proceeds from sales of securities	–	510,242

Net cash (used in) provided by investing activities	(36,202)	509,391

Cash flows from financing activities
Repayment of term loan	–	(398,720)
Issuance of preferred stock for cash	840,000	120,998

Net cash provided by (used in) financing activities	840,000	(277,722)

Net increase in cash	4,387	48,753
Cash and cash equivalents - beginning of period	33,338	33,460

Cash and cash equivalents - end of period	$37,725	$82,213

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

1. ORGANIZATION

Amaru, Inc. and its subsidiaries (the "Company") is developing the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (personal digital assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and e-commerce.

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

The Company's business model in the area of broadband entertainment includes e-services, which the Company believes will provide it with multiple streams of revenue. Such revenues will be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services, and on-line dealerships and pay-per-view services.

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

The unaudited interim consolidated financial statements of the Company as of September 30, 2014 and for the three month and nine month periods ended September 30, 2014 and 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Security and Exchange Commission (“SEC”) which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2014.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $43,519,372 and $42,759,864 at September 30, 2014 and December 31, 2013, respectively. The Company also has a working capital deficit of $3,188,795 and $3,107,722 at September 30, 2014 and December 31, 2013, respectively. The Company has had difficulty in raising adequate additional funding to support its ongoing and planned operations.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The valuation of investment in films is reviewed on an overall basis, when an event or change in circumstances indicates that the fair value of the film library is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates and a discounted cash flow approach. Additional amortization is recorded in the amount by which the unamortized costs exceed the estimated fair value of the film. Estimates of future revenue involve measurement uncertainty and it is therefore possible that reductions in the carrying value of investment in films may be required as a consequence of changes in management's future revenue estimates. (See Note 7).

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at September 30, 2014 and December 31, 2013, are unsecured, non-interest bearing and payable on demand.

Foreign currency translation

Transactions in foreign currencies are measured and recorded and translated to the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. At the balance sheet date, recorded monetary balances that are denominated in a foreign currency are adjusted to reflect the rate at the balance sheet date and the operations statement accounts using the average exchange rates throughout the period. Translation gains and losses are recorded in stockholders' equity as other comprehensive income and realized gains and losses from foreign currency transactions are reflected in operations. Translation gains or losses as of September 30, 2014 and 2013 were not material to the consolidated financial statements.

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

Website advertising revenue is recognized on a cost per thousand impressions (CPM) or cost per click (CPC), and on a flat-fee basis. The Company earns CPM or CPC revenue from the display of graphical advertisements. An impression is delivered when an advertisement appears in pages viewed by users. Revenue from graphical advertisement impressions is recognized based on the actual impressions delivered in the period. Revenue from flat-fee services is based on a customer's period of contractual service and is recognized on a straight-line basis over the term of the contract. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions.

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

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

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

The Company files income tax returns in the United States federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is no longer subject to United States Federal and State income tax examinations by tax authorities for years before 2011. No income tax returns are currently under examination by any tax authorities.

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

Advertising

The cost of advertising is expensed as incurred. For the three months ended September 30, 2014 and 2013, the Company incurred advertising expenses of $3,009 and $1,007, respectively. For the nine months ended September 30, 2014 and 2013, the Company incurred advertising expenses of $50,807 and $4,791, respectively.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2014, the FASB issued ASU 2014-10, ”Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation.”  This ASU amends FASB ASC Topic 915, Development Stage Entities, to remove all incremental financial reporting requirements for development stage entities, thereby improving financial reporting by reducing the cost and complexity associated with providing that information.  The amendments in this ASU also eliminate an exception provided to development stage entities in FASB ASC 810 for determining whether an entity is a variable interest entity (VIE) on the basis of the amount of investment equity that is at risk.  The amendments in this ASU remove the definition of development stage entity from the FASB ASC Master Glossary, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP.  In addition, the amendments eliminate the requirements for development stage entities to (i) present inception-to-date information on the statements of income, cash flows, and shareholder equity, (ii) label the financial statements as those of a development stage entity, (iii) disclose a description of the development stage activities in which the entity is engaged, (iv) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.  The amendments also clarify that the guidance in FASB ASC 275, Risks and Uncertainties, is applicable to entities that have not yet commenced planned principal operations.  The amendments related to the elimination of inception-to-date information and the other remaining disclosure requirements of FASB ASC 915 should be applied retrospectively, except for the clarification to FASB ASC 275, which should be applied prospectively. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein.  Earlier implementation is allowed for any period where the reporting entity’s annual or interim financial statements have not yet been made available for issuance.  This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2014	December 31, 2013
Prepayments	$29,068	$26,111
Deposits	21,482	35,685
Loan receivable	100,000	100,000
Staff Advance	99,744	18,978
Other receivables	3,163	2,892
	$253,457	$183,666

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of September 30, 2014 and December 31, 2013.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2014 and December 31, 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables, payables and accrued liabilities, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

6. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	September 30, 2014	December 31, 2013
Office equipment	$966,911	$930,709
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	87,081	89,960
Pony set-top boxes	843,946	843,946
	1,908,938	1,875,615
Less: Accumulated depreciation	(1,877,088)	(1,872,677)
	$31,850	$2,938

Depreciation expense was $3,405 and $2,254 for the three months ended September 30, 2014 and 2013, respectively, and $6,330 and $4,885 for the nine months ended September 30, 2014 and 2013, respectively.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

7. FILM LIBRARY

Film library consist of the following:

	September 30, 2014	December 31, 2013

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

The film library was fully impaired in a prior year.

8. INTANGIBLE ASSETS

Intangible assets consist of the following:

	September 30, 2014	December 31, 2013

Finite-lived intangible assets
Gaming license	$7,090,000	$7,090,000
Product development expenditures	719,220	719,220
Software license	12,649	12,649
	7,821,869	7,821,869
Accumulated amortization	(1,974,328)	(1,974,328)
	5,847,541	5,847,541
Impairment loss	(5,847,541)	(5,847,541)
	$–	$–

These intangible assets were fully impaired in a prior year.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

9. INVESTMENTS - NET

Investments held at cost consist of the following:

	September 30, 2014	December 31, 2013

Current:
Unquoted securities	$–	$–

Non-current:
Unquoted securities	2,802,613	2,802,613
Impairment on unquoted securities	(2,802,613)	(2,802,613)
	$–	$–

The Company's $2,802,613 investment at cost relates to a casino that operates in Cambodia. This investment is subject to numerous risks, including:

•	difficulty enforcing agreements through the Cambodia's legal system;
•	general economic and political conditions in Cambodia; and
•	the Cambodian government may adopt regulations or take other actions that could directly or indirectly harm the investment's business and growth strategy.

The occurrence of any one of the above risks could harm this investment's business and results of operations. This investment was fully impaired in a prior year.

10. COMMITMENTS

Operating Leases

The Company leases one of its offices at a monthly rental of approximately $9,834 under an operating lease which expired on August 14, 2014. Total rental expense under operating leases for the three months ended September 30, 2014 and 2013 was $25,809 and $28,360, respectively, and for the nine months ended September 30, 2014 and 2013 was $80,981 and $86,484, respectively.

11. INCOME TAXES

The Company files separate tax returns in Singapore and the United States of America.

The Company had approximately $5,200,000 in deferred tax assets as of September 30, 2014. The Company provided a full allowance of $5,200,000 as of September 30, 2014.

The Company had available approximately $8,100,000 of unused U.S. net operating loss carry-forwards at September 30, 2014, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2014, the Company maintained a full valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,900,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2014, that may be applied against future Singapore taxable income indefinitely provided the Company satisfies the shareholdings test for the carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013 (UNAUDITED)

12. CONVERTIBLE TERM LOAN

	September 30, 2014	December 31, 2013

Current:
Convertible loan	$1,499,750	$1,499,750
	$1,499,750	$1,499,750

The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan. The accrued interest was $24,629 and $23,430 for the three months ended September 30, 2014 and 2013, respectively, and $72,975 and $72,318 for the nine months ended September 30, 2014 and 2013, respectively.

13. CONTINGENCIES:

On October 16, 2013, M2B World Asia Pacific Pte Ltd. (“Plaintiff”), a subsidiary of the Company, filed a civil claim against a director (“Defendant”) of a subsidiary of a company listed on the Singapore Stock Exchange for repayment of US$1,000,000, representing a commission received in advance by the Defendant in exchange for procurement of a significant advertising contract on the Plaintiff’s behalf. On March 7, 2014, a judgment was rendered in favor of the Plaintiff in the sum of US$1,000,000 plus interest at the rate of 5.33% per annum from the date of the claim. On April 7, 2014, the Defendant filed an appeal to the highest court.

Since the ultimate outcome of this matter cannot be determined at this time, the Company’s consolidated financial statements do not include any adjustments that might result from the future outcome of this uncertainty.

14. SUBSEQUENT EVENTS

As of October 16, 2014, the Company sold a total of 1,880,000 shares of preferred stock through a private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.10 per share for a total of $188,000, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of the Company’s common stock.

Management evaluated all activity of the Company through October 31, 2014 and concluded that there were no other subsequent events to adjust for or disclose in the financial statement.

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

OVERVIEW

The business focus of the Company is on Entertainment-on-Demand and E-Commerce Channels on Broadband, and 3G (Third Generation) devices.

For the broadband, the Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G hand phones.

The Company's business model in the area of broadband entertainment includes focuses on e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; on-line dealerships; and pay- per -view services.

In fiscal 2008, the business was reorganized under the following entities to spearhead the expansion of the Company's business and focus on specific growth areas and territories.

M2B WORLD PTE. LTD.

M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary is currently inactive.

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handles and oversees the Company's business in the U.S. The Company currently does not maintain an office in the US.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. which provided M2B World, Inc. access to the library of programs of Indie Vision Films, Inc. The Company entered into an agreement on December 22, 2009 with Indie Vision Films, Inc. to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership in lieu of library rights that the Company could exploit commercially for international use.

M2B WORLD ASIA PACIFIC PTE. LTD.

M2B World Asia Pacific Pte. Ltd. was incorporated in the Republic of Singapore on August 1, 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region commencing September 1, 2006.

On January 3, 2007, M2B World Asia Pacific Pte. Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for $6,000,000. This reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.6%.

On July 8, 2008, M2B World Asia Pacific Pte. Ltd. signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The loan allowed the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two year period. The loan with interest at 5.0% per annum, was to mature on July 7, 2010. The note was obtained from a company in which a director of the Company is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended to November 30, 2011. Repayments have been made on the loan and an extension of the due date is currently being negotiated.

M2B COMMERCE LIMITED

M2B Commerce Limited, a company incorporated in the British Virgin Islands on July 25, 2002, and was to focus on e-commerce and digital gaming, with a branch in Cambodia that oversaw the digital gaming operation in Cambodia.

The Company entered into an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digital game activities in Cambodia, as an extension of the Company's entertainment operations. On March 25, 2009, the Company was notified that digital games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. At this time, the Company believes that the suspension of digital games is permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land to develop and operate an integrated resort in the Kingdom of Cambodia. The resort features a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. The resort was completed and has been in operation since 2006. As of December 31, 2011, the Company had invested $2,802,613 which was fully impaired as of December 31, 2014.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary was to handle and oversee the Company's business in Australia. This subsidiary is dormant.

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

RESULTS OF OPERATION

Revenue

Revenue from entertainment services for the three months ended September 30, 2014 was $8,023 as compared to $6,800 for the three months ended September 30, 2013.

Revenue from entertainment services for the nine months ended September 30, 2014 was $22,829 as compared to $20,750 for the nine months ended September 30, 2013. The increase was mainly due to an increase in content distribution and licensing revenue from new customers for the nine months ended September 30, 2014.

Cost of Services

Cost of services for the three months ended September 30, 2014 was $30,411 which decreased by $2,319 (7%) from $32,730 for the three months ended September 30, 2013.

Cost of services for the nine months ended September 30, 2014 was $119,092 which increased by $25,475 (27%) from $93,617 for the nine months ended September 30, 2013. It was mainly due to increase in spending on other related production costs by $44,042 (158%) to $71,867 for the nine months ended September 30, 2014 from $27,825 for the nine months ended September 30, 2013.

DISTRIBUTION EXPENSES

Distribution expenses for the nine months ended September 30, 2014 at $83,985 were higher by $63,486 (310%) as compared to the amount of $20,499 incurred for the nine months ended September 30, 2013.

The higher distribution expenses were attributed to increase spending on advertising and marketing costs which increased by $46,016 (960%) to $50,807 for the nine months ended September 30, 2014 from $4,791 for the nine months ended September 30, 2013.

BAD DEBTS WRITTEN OFF

The bad debts written off for the three months and nine months ended September 30, 2013 were primarily attributed to the write off of the long outstanding balance of $0 and $88,700 from previous accounts receivable and other current assets. There were no bad debts written off for the three months ended and nine months ended September 30, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the nine months ended September 30, 2014 were $720,015 an increase of $102,819 (17%) as compared to $617,196 incurred for the nine months ended September 30, 2013. Administration expenses for the three months ended September 30, 2014 were $256,736 an increase of $37,500 (17%) as compared to $219,236 incurred for the three months ended September 30, 2013.

The increase in administrative expenses for the period ended September 30, 2014 was attributed mainly to the increase in:

•	Total staff costs increased by $120,742 (47%), to $377,148 for the nine months ended September 30, 2014 from $256,406 for the period ended September 30, 2013. Total staff costs increased by $46,349 (23%), to $248,179 for the three months ended September 30, 2014 from $201,830 for the period ended September 30, 2013.

•	Legal and professional expenses increased by $34,499 (32%), to $143,607 for the nine months ended September 30, 2014 from $109,108 for the nine months ended September 30, 2013. Legal and professional expenses decreased by $12,993 (22%), to $46,710 for the three months ended September 30, 2014 from $59,703 for the three months ended September 30, 2013.

LOSS FROM OPERATIONS

The Company incurred a loss from operations of $900,267 for the nine months ended September 30, 2014 as compared to the loss from operations of $799,262 for the nine months ended September 30, 2013 mainly due to increase in distribution costs and general and administrative expenses.

NET LOSS BEFORE NON-CONTROLLING INTERESTS

Net loss before non-controlling interest for the nine months ended September 30, 2014, was $892,161 an increase of $38,308 (4%) from the net loss of $853,853 for the nine months ended September 30, 2013. It was mainly due to a decrease in other income of $23,875 (23%) to 82,039 for nine months ended September 30, 2014 from $105,914 for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash of $37,725 at September 30, 2014 as compared to cash of $33,338 at December 31, 2013.

The Company does not finance its operations through short-term bank credit or long-term bank loans.  Its operations were financed by the proceeds from its private placement of preferred shares.

During the nine months ended September 30, 2014, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion plans. The Company has plans for the remainder of 2014 to expand its broadband coverage by launching new broadband sites in the Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds through equity or debt financing, to fund its business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.  The Company held nil in marketable securities as of September 30, 2014 and December 31, 2013 respectively.

The Company does not believe that it faces material market risk with respect to its cash which totaled $37,725 and $33,338 at September 30, 2014 and December 31, 2013, respectively.

The Company has no other material long-term obligations or hedging activities other than the convertible term loan with an outstanding balance of $1,499,750 as of September 30, 2014. The convertible loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd.. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan.

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

All information technology systems are potentially vulnerable to damage or interruption from a variety of sources, including but not limited to computer viruses, security breaches, energy blackouts, weather, natural disasters and terrorism, war and telecommunication failures.

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

ITEM 4: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934, as amended [the "Exchange Act"]) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a control system, misstatements due to error or fraud may occur and not be detected.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company. Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2014, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of the separation of duties relating to internal controls and financial reporting. We do not have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. Until such time as the Company is able to hire a separate CFO, we do not believe we meet the full requirement for separation.
•	We do not have a functional audit committee since our Board of Directors acts as the audit committee.
•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2014, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able create a separate Audit Committee with at least one independent member due to its limited financial resources. When the Company obtains sufficient funding, Management intends to create and appoint members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. Due to the Company’s current financial situation, it is difficult to attract new and independent board members. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

o	Pertain to the maintenance of accurate records in reasonable detail that fairly reflect the transactions and dispositions of the Company's assets;
o	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
o	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Changes In Internal Control Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

THE MARKET MAY NOT BROADLY ACCEPT THE COMPANY'S BROADBAND WEBSITES AND SERVICES, WHICH WOULD PREVENT THE COMPANY FROM OPERATING PROFITABLY.

The Company must be able to achieve broad market acceptance for its Broadband websites and services, at a price that provides an acceptable rate of return relative to the Company-wide costs in order to operate profitably. There is no assurance that the market will develop sufficiently to enable the Company to operate its Broadband business profitably. Furthermore, there is no assurance that any of the Company's services will become generally accepted, nor is there any assurance that enough paying users and advertisers will ultimately be obtained to enable us to achieve and maintain profitability.

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

The Company incurs significant up-front costs in connection with the acquisition of content, bandwidth and network charges. The plan is to obtain recurring revenues in the form of subscriptions and advertising fees to use the Broadband services, either paid by the users or advertisers.

There is no assurance as to whether the Company will be able to maintain, or whether and how quickly the Company will be able to increase its user base, or whether the Company will be able to generate recurring subscription revenue and advertising fees to such a level that would enable this line of business to achieve and maintain profitability. If the Company is not successful in these endeavors, the Company could be required to revise its business model, exit or reduce the scale of the business, or raise additional capital.

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

The Company will face increased competition as these competitors partner with others or develop new Broadband websites and service offerings to expand the functionality that they can offer to their customers. These competitors may, over time, develop new technologies and acquire content that are perceived as being more secure, attractive, effective or cost efficient than the Company’s. These competitors could successfully garner a significant share of the market, to the exclusion of the Company. Furthermore, increased competition could result in pricing pressures, reduced margins, or the failure of the business to achieve or maintain market acceptance, any one of which could harm the business.

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

The Company has under development new features and services for its businesses. The Company may also introduce other new services. The success of new or enhanced features and services depends on several factors - primarily market acceptance. The Company may not succeed in developing and marketing new or enhanced features and services that respond to competitive and technological developments and changing customer needs. This could harm the business.

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

INTERRUPTIONS TO THE DATA CENTERS AND BROADBAND NETWORKS COULD DISRUPT BUSINESS, AND NEGATIVELY IMPACT CUSTOMER DEMAND FOR THE COMPANY’S SERVICE.

The Company's business depends on the uninterrupted operation at the data centers and the broadband networks run by the various service providers. The data centers may suffer for loss, damage, or interruption caused by fire, power loss, telecommunications failure, or other events beyond their control. Any damage or failure that causes interruptions in the Company's operations could materially harm the business, financial conditions, and results of operations.

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

THE COMPANY COULD BE AFFECTED BY GOVERNMENT REGULATION.

The list of countries to which our solutions and services could not be exported could be revised in the future. Furthermore, some countries may in the future impose restrictions on streaming of broadband content and related services. Failure to obtain the required governmental approvals would preclude the sale or use of services in international markets and therefore, harm the Company's ability to grow sales through expansion into international markets. While regulations in almost all countries in which our business currently operates generally permit the broadband services, such regulations in future may not be as favorable and may impede our ability to develop business.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates. Where the media industry was concerned, major corporations reduced their advertising expenditures or even cut back substantially all advertising and promotional expenditures towards the latter half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates or expends into would significantly affect the Company's revenues.

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

WE GENERATED A NET LOSS OF $892,161 AND $853,853 BEFORE TAXES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated loss before taxes of $892,161 for the nine months ended September 30, 2014 compared to a consolidated net loss before taxes of $853,853 during same period ended 2013. We utilized cash in operating activities of $799,411 and $182,916 for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014, we had an accumulated deficit of $43,519,372 and a working capital deficiency of $3,188,795 compared to an accumulated deficit of $42,759,864 and a working capital deficiency of $3,107,722 for the year ended December 31, 2013. At September 30, 2014, we had a stockholders' deficit of $3,156,945 compared to a stockholders' deficit of $3,104,784 as at December 31, 2013. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, whether we will be able to use our securities to meet certain of our liabilities as they become due and eventually achieve and maintain profitability. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of October 16, 2014, the Company issued a total of 2,280,000 shares of preferred stock through its private placement of shares of Series B Convertible Preferred Stock at a purchase price of $0.10 per share for a total amount of $228,000, to an "accredited investor", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

The total proceeds were used for the working capital of the Company. The shares of the Company's preferred stock in the above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

Amaru, Inc. (Registrant)

November 13, 2014	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

