Form 10-K
period 2014-12-31
AMARU INC
filed 2015-04-15
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _______ TO ________

COMMISSION FILE NUMBER: 0-32695

AMARU, INC.

(Exact Name of Registrant as Specified in its Charter)

Nevada	88-0490089
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

35 TAI SENG STREET, #01-01 TATA COMMUNICATIONS EXCHANGE, SINGAPORE 534103

(Address of Principal Executive Offices)(Zip Code)

Registrant’s Telephone Number, Including Area Code: (65) 6309 3055

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 31, 2015 at $0.01 per share as reported by the FINRA OTC BB was $1,890,866. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 203,911,303 as of March 31, 2015. The registrant has no outstanding non-voting common equity.

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

None

Amaru, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

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

ii

PART I

ITEM 1: DESCRIPTION OF BUSINESS

BACKGROUND

Amaru, Inc. (the "Company") is in the business of broadband entertainment-on-demand, streaming via computers, television sets and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

The key business focus of the Company is to establish itself as the provider and creator of a new generation of Entertainment-on-Demand and E-Commerce Channels on Broadband and 3G (Third Generation) devices.

The Company delivers both wire and wireless solutions, streaming via computers and TV sets. The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and pay per view services.

The Company was incorporated under the laws of the state of Nevada in September, 1999. The Company's corporate offices are located at 35 Tai Seng Street, #01-01 Tata Communications Exchange, Singapore 534103; telephone (65) 63093055. The corporate website is located at www.amaruinc.com. Information included on the website is not a part of this annual report.

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

The Company has entered into strategic alliances and / or agreements with key providers to support the marketing and distribution of its products and services in different territories. Among its key providers are Samsung Asia Pte Ltd, Panasonic Asia Pacific Pte Ltd (Singapore), Google Ireland Limited, Starhub Mobile Pte Ltd (Singapore), LG Electronics Inc. (Korea), Yahoo Asia Pacific Pte Ltd, Beijing Bellamind Picture Ltd. (China), Infocomm Development Authority of Singapore, Automoto TV (Europe), Opera Software ASA (Europe), Toshiba Lifestyle Products & Services, Asia Holdings Pte Ltd (IAHGames), FCCE Distribution (FCCE), PT. LEJEL E&M (Arjuna TV), Stand Inc (for Gyao Yahoo Japan), The Dive Channel, Shortman Films Pte Ltd, Everymedia Technologies Pvt Ltd. Splash News & Picture Agency, LLC. (UK). . The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

GROWTH STRATEGIES

The Company's growth strategies consist of:

•	Continuing to build its library of content rights on the broadband to provide sustained high quality on-demand video-based entertainment, live tv (linear Channels) and e-commerce that will maintain and grow its worldwide base of viewers.
•	Penetrating new markets to deliver M2B and WOWtv branded content to any screen including PC, Smart Phones (3G, and 4G), and Smart TVs, as well as wireless mobile devices like iPads / tablets and to establish new delivery channels such as OTT (over the top) to meet the changing preferences of viewers and consumers, worldwide.
•	Capitalize on its growing worldwide viewer and consumer base by aggressively signing up subscribers, as well as advertisers onto its on-demand interactive broadband delivery channels for entertainment, online games and e-commerce.

Consumers access the Company's entertainment sites through its main website, www.amaruinc.com or directly go to the entertainment sites at www.wowtv.com. We've been moving ahead with the market with latest technologies, and customers can now watch contents through various smart phones and smart tv apps.

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

The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to add value to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead. No such revenues were received yet in fiscal year ended December 31, 2014. The WOWtv service had, as of February 2009, been further developed and relaunched on a global basis in addition to the site in Singapore. In April 2009, the WOWtv service was extended to cover China with the launching of its Chinese site. The WOWtv global service is available on www.wowtv.com, the Singapore service on sg.wowtv.com. and the China service on cn.wowtv.com.

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

In fiscal year 2015, the Company's target markets are all Telcos, TV Stations and Broadcasters, ISPs, Smart TV, Smart Phone and Tablet manufacturers and include the following developments:

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

The Company's Specific Country Focus:

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

C.          India

As the Company sees the huge market in India, it is exploring integrating the Company's online contents for the Indian market. The Company is working towards partnering with various Indian content providers, owners and distributors for Indian content targeted for expat channel under WOWtv. It has securely signed with couple of companies already this year and seeking similar cooperation from other companies.

D.          Singapore

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

E.         Indonesia

The Company has signed an agreement with ARJUNA TV for providing both VOD and live content to M2B's Expat Channel platforms for targetting Indonesians across globe.

Other Media Co-operation for our Online Platform

The Company has kept its contents updated and at minimal cost, by securing choice Contents AutoMoto TV(Europe), FCCE (The Netherlands), Monarch Films (USA), ANTARA (Asia), Splash News & Picture (UK), Shortman Films (Asia), Arjuna TV, and Everymedia (Asia). During the fiscal year 2013, the Company has also explored content collaboration with Singapore Mediacorp, Korean, Japanese, Malaysian, and China TV stations. The content business is evolving very fast, with vast contents flooding the market. The Company has identified key market participants and plans to move forward to secure more subscribers and viewership.

Other business developments:

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

- Satellite Teleport

The Company is partnering with a Teleport facility in Japan which will provide uplink to 5 major Satellite and downlink services to 20 major Satellite. M2B will act as partner to this operator from Japan and initiate the business of providing such services to its current and future clients in the broadcast, cable and content business.

MARKETS

The business operations and financial results of the Company are directly affected by the markets that the Company operates in.

•	RISING DISPOSABLE INCOME AND USAGE OF PC AND BROADBAND TECHNOLOGY

In many other parts of the world, especially emerging markets with growing use of PCs, Internet with fast growing number of broadband subscribers and rising disposable incomes, these markets offer significant growth potential

(source: http://www.themalaymailonline.com/tech-gadgets/article/broadband-penetration-of-malaysian-households-stands-at-67.3pc-in-q1-2014 and http://www.itu.int/en/Pages/default.aspx).

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

EMPLOYEES

The Company had 13 full time employees based in Singapore as of December 31, 2014.

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

We generated a net loss of $1,389,095 and $2,660,580 before taxes for the year ended December 31, 2014 and 2013, respectively. We may be unable to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $1,389,295 for the year ended December 31, 2014 compared to a consolidated net loss before taxes of $2,660,580 during 2013. We realized a negative cash flow operating activities of $1,029,936 during 2014 compared to $445,891 in 2013. At December 31, 2014, we had an accumulated deficit of $43,857,548 and a working capital deficiency of $3,365,271 compared to an accumulated deficit of $43,986,761 and a working capital deficiency of $3,405,000 at December 31, 2013. At December 31, 2014, we had a stockholders' deficit of $3,436,666 compared to a stockholders' equity of $3,104,784 at December 31, 2013. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

The headquarters for operations and management is located in Singapore in an office space of about 3,928 square feet. We entered into a month to month operating lease paying a monthly rent of $9,834 (S$12,000). The headquarters is currently located at 35 Tai Seng Street, Tata Communications Exchange, #01-01.

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

None

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on the Financial Industry Regulatory Authority ("FINRA") over-the-counter Bulletin Board market ("OTCBB") under the symbol “AMRU”. As of March 31, 2015, there were 431 holders of our common stock. The price of the Company's stock as of March 31, 2015 was $0.01.

The Company's high and low closing bid and close information for the fiscal years ended December 31, 2014 and 2013 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	Open	High	Low	Close/Last*
Year Ended December 31, 2014
First Quarter	$0.011	$0.011	$0.011	$0.011
Second Quarter	$0.015	$0.015	$0.015	$0.015
Third Quarter	$0.015	$0.015	$0.015	$0.015
Fourth Quarter	$0.008	$0.008	$0.008	$0.008

Year Ended December 31, 2013
First Quarter	$0.03	$0.03	$0.03	$0.03
Second Quarter	$0.01	$0.01	$0.01	$0.01
Third Quarter	$0.04	$0.04	$0.04	$0.04
Fourth Quarter	$0.011	$0.011	$0.011	$0.011

_______________

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

The total amount of funds raised through the private placement of shares of Series B Convertible Preferred Stock ("Preferred Stock") to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933, at a purchase price of $0.10 per share, for the year ended December 31, 2014 was $1,068,000. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock, The proceeds of the private placement were used for working capital.

The shares of the Company's common stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933.

EQUITY COMPENSATION PLAN

The Company's 2004 Equity Compensation Plan had 2,921,260 million shares remaining as of December 31, 2012. On April 1, 2014, the Company issued 2,921,260 million shares under the Company's 2004 Equity Compensation Plan to its employees. There are no outstanding securities under the 2004 Equity Compensation Plan.

In December, 2013 and April, 2014, the Company's Board of Directors unanimously approved the Company's 2013 Equity Compensation Plan ("2013 Plan") which provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of stock based awards and options to purchase up to an aggregate of 30,000,000 shares of Common Stock.

The Company has not granted any options under the 2013 Plan, however, its Board of Directors approved a total of 30,000,000 of shares of Common Stock to its officers and directors. None of the shares of Common Stock have been issued yet.

2013 Equity Compensation Plan

Name and position	Dollar value ($)	Number of shares*
Chua Leong Hin, CEO and Director	$100,000	10,000,000
Sakae Torisawa, Chairman of the Board	$100,000	10,000,000
Percy Chua Soo Lian, Director	$100,000	10,000,000

______________

* based on the closing purchase price of $0.01 per share as of March 31, 2015

The 2013 Plan has been approved by the Company's shareholders on August 22, 2014. The 2013 Plan has been subsequently registered on the registration statement on Form S-8, however, the Company has not filed yet a re-offering prospectus for the shares to be issued to the above officers and directors, and consequently none of such shares have been issued as of the date hereof.

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

No cash dividends were declared in any of the years shown below:

	Years Ended December 31,
	2014	2013
Statement of Operations Data:

Revenues (1)	$29,629	$27,924

Cost of Services	153,260	146,060

Gross Profit (Loss)	(123,631)	(118,136)

Operating income (loss)	1,475,939	(1,076,442)

Net Income (loss)	(1,389,095)	(2,660,580)

Basic and diluted income (loss) per share	(0.01)	(0.01)

Shares used in computing basic and diluted income/loss per common share	210,735,640	202,001,962

BALANCE SHEET DATA:

Working Capital (Deficit)	(3,465,271)	(3,107,722)

Total Assets	127,975	238,723

Long-term obligations	–	–

Stockholders' (Deficit) Equity	(3,436,666)	(3,104,784)

NOTES ON SELECTED FINANCIAL DATA

(1)	The digit gaming operations were suspended in March 2009 by the Cambodia Government, as part of the suspension of all lotteries in Cambodia, resulting in the removal of such revenues in 2008.

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

General

The Company is in the business of broadband entertainment-on-demand, streaming via computers, television sets and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services and E-commerce.

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

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handled and oversaw the Company's business in the U.S in the past. The Company currently does not maintain an office space in the U.S.

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

On July 10, 2007, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is a 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd ("CBN"), which is a broadband service provider incorporated in Taiwan. The purchase considerationwas satisfied in full by the issuance of 5,333,333 of common stock of the Company.

On January 22, 2009, the Company approved the termination and rescission of the Agreement, because the seller failed to comply with the terms of the Agreement and did not deliver to the Company or Purchaser the consideration for the issuance of the Amaru Shares. The Company further approved the cancellation of 5,333,333 of common stock of the Company.

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

The Company has adopted accounting pronouncements issued before December 31, 2014, that are applicable to the Company.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2014 compared with the fiscal year ended December 31, 2013.

REVENUE

Financial Statement

•	Revenue for the year ended December 31, 2014 was $29,629 compared with $27,924 in 2013.

•	Loss from operations was $1,475,939 in 2014 compared with loss of $1,076,442 in 2013.

•	Net loss was $1,389,095 in 2014 compared with loss of $2,660,580 in 2013.

•	The Company's cash balance was $24,413 at December 31, 2014 compared with $33,338 at December 31, 2013.

Revenue

Revenue entertainment for the year ended December 31, 2014 at $29,629 was higher than revenue entertainment of $27,924 for year ended December 31, 2013 by $1,705 (6%). It was mainly due to increase in subscription revenue from new customers during 2014.

Cost of Services

Cost of services for the years ended December 31, 2014 was $153,260 which increased by $7,200 (5%) from $146,060 for the year ended December 31, 2013. It was mainly due to increase in cost spending on other related production costs during year ended December 31, 2014.

DISTRIBUTION EXPENSES

Distribution expenses for the year ended December 31, 2014 at $90,208 were higher by $42,834 (90%) as compared to the amount of $47,374 incurred for the year ended December 31, 2013.

The significant higher distribution expenses were attributed to increase spending on advertisement and marketing expenses during year ended December 31,2014.

BAD DEBTS WRITTEN OFF

The bad debts written off in 2013 were primarily attributed to the write off of the long outstanding balance of $72,979 from previous accounts receivable and other debtors. There were no bad debts written off during the year ended December 31, 2014.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the year ended December 31, 2014 at $1,132,887 were higher by $294,934 (35%) as compared to the amount of $837,953 incurred for the year ended December 31, 2013.

The increase in administrative expenses for the year ended December 31, 2014 was attributed mainly to the increase in:

•	Staff costs. Staff costs were increased by $118,706 (31%), from $388,907 for the year ended December 31, 2013 to $507,613 for the year ended December 31, 2014. The increase was mainly due to more recruitment of new employees during year 2014.

•	Legal and professional fees. Fees was increased by $60,936 (38%), from $158,315 for the year ended December 31, 2013 to $216,067 for the year ended December 31, 2014. The increase was mainly due to an increase in statutory filing and legal expenses.

(LOSS) INCOME FROM OPERATIONS

The company incurred a loss from operations of $1,346,726 for the year ended December 31, 2014 as compared to the loss from operations of $1,076,442 for the year ended December 31, 2013. The increase was mainly due to more spending in distribution costs, general and administrative expenses during year 2014.

NET LOSS

Net loss for the year ended December 31, 2014, was $1,259,882 which decreased by $1,400,698 (53%) from net loss of $2,660,580 for the year ended December 31, 2013. The significantly decrease was partly due to significant loss of $1,550,503 was impaired on investment during year 2013, there was no impairment loss on investment incurred for the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $24,413 at December 31, 2014 as compared to cash of $33,338 at December 31, 2013.

During the year ended December 31, 2014, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

In summary of the sources and use of cash, the Company had raised $1,028,000 through equity financings in fiscal year 2014. It was used to cover the Company's operations and to reduce the Company's accounts payable and accrued expenses for fiscal year 2014.

There was net cash used in operating activities of $1,000,723 and $445,891, for each of the two years in 2014 and 2013, respectively. The increase of $554,832 for net cash used in operating activities in 2014 as compared to 2013 was mainly due to increase in operating expenses during year 2014.

There was net cash used in investing activities of $36,202 in fiscal year 2014 and $508,713 generated from investing activities in fiscal year 2013. The decrease of $544,915 for net cash used in investing activities was mainly due to reduce in sales of securities.

There was net cash generated from financing activities of $1,057,213 in fiscal year 2014 and $62,944 used in financing activities in fiscal year 2013. The increase of $1,050,269 for net cash provided by financing activities in 2014 as compared to 2013 was mainly due lesser repayment of term loan in 2014.

The Company believes that its operations strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment should be able to generate sufficient cash to cover its operations by year 2015.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. However, no assurances can  be made that the Company will raise sufficient funds as planned.

The Company has relinquished its old trade obligations and reduced the overall fixed overhead cost. On the operational side, where possible, IT work has been out-sourced to other countries with lower labor cost. In addition to the Company's content of I-Concerts, Mr. Paparazzi, Auto TV gained in 2010, the Company is seeking to acquire new Contents from Holland, Mid-East, Australia, Korea, Japan and China. Currently, the Company is finalizing a cooperation agreement with m1905, a fully owned subsidiary of CCTV6. The Company's goal is to keep contents current at 'zero-cost' acquisition, with revenue share model where possible. During the industry downturn, the Company has continued to push its key selling points of legal contents across various countries, It is rewarded by the newly enforced Intellectual Property Rights in China and globally. This puts the Company's content library in a favourable position in negotiating for new business ventures. The Company believes that being based in Singapore, at the crossroads of communication and commerce, it is ideally placed to develop the media industry. The Company's fully legal contents and various country rights, enables it to take advantage of the Internet and Mobile 3G/4G roll out regionally and globally. The Company has a self sufficient, complete and compact operation, cross-platforms abilities, and new product developments, and is nimble enough to adapt to the new media to realize revenue for the highly connected mobile marketplace. We expect that the broadband business segment would be able to generate sufficient cash to cover its operations in fiscal year 2015, however, no assurances can be made that such expectations will materialize. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

On January 7, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Shortman Films Pte Ltd ("Shortman"), a leading Malaysian content provider company from Singapore. Pursuant to the terms of the Agreement, Shortman's content shall be available on all M2B's platforms globally. M2B and Shortman shall share gross revenue share collected in the ratio of 50% ("M2B"):50% ("Shortman").

On January 8, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with PT. LEJEL E&M ("Arjuna TV"), a leading Indonesian TV broadcaster. Pursuant to the terms of the Agreement, Arjuna TV's content shall be available on all M2B's platforms globally. M2B and Arjuna TV shall share gross revenue share collected in the ratio of 50% ("M2B"):50% ("Arjuna TV").

On February 3, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with STAND INC ("STAND INC"), a leading content provider company. Pursuant to the terms of the Agreement, STAND INC shall provide M2B's content and services on its video streaming site GyaO!. M2B and STAND INC shall share gross revenue share collected in the ratio of 70% ("M2B"):30% ("STAND INC").

On August 21, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Infocomm Asia Holdings Pte Ltd (“IAHGames”), a leading publisher, operator and distributor of interactive entertainment. Both parties agreed to work together for the development of intuitive Game-Box, and integration of Gaming and Social Networking of WOWtv mobile player, into an ubiquitous mobile entertainment media device for the future.

On October 1, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with FCCE Distribution ("FCCE"), a leading content provider company. Pursuant to the terms of the Agreement, FCCE content shall be available on all M2B's platforms in the APAC and also North America regions. M2B shall pay 3400 Euro for a yearly contract.

On January 29, 2015, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed a Memorandum of Agreement with Toshiba Lifestyle Products & Services Corporation (“TLSC”), one of Korea's leading electronics company. M2B shall develop WOWtv application for TLSC to be feature on the Smart TVs for TLSC and to be made available for Singapore and other ASEAN countries.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held nil in marketable securities as of December 31, 2014 and 2013 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $24,413 and $33,338 at December 31, 2014 and 2013, respectively.

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

LAW AND REGULATIONS GOVERNING BUSINESS

As the Company continues to expand its business internationally across different geographical locations there are risks inherent including:

1) Trade barriers and changes in trade regulations

2) Local labor laws and regulations

3) Currency exchange rate fluctuations

4) Political,social or economic unrest

5) Potential adverse tax regulation

6) Changes in governmental regulations

OUTBREAK OF FLU PANDEMIC OR SIMILAR PUBLIC HEALTH DEVELOPMENTS

Any future outbreak of the flu pandemic or similar public health developments may have a material adverse effect on the Company's business operations, financial condition and results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the Financial Statements and Notes thereto commencing on Page F-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3 - F-4

Consolidated Statements of Income	F-5 - F-6

Consolidated Statements of Stockholders' Deficit and Comprehensive Income	F-7 - F-8

Consolidated Statements of Cash Flows	F-9 - F-10

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

A system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-l5(e)) under the Securities Exchange Act of 1934,as amended (the "Exchange Act")) are controls and other procedures that are designed to provide reasonable assurance that the information that the Company is required to disclose in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives, and management necessarily is required to use its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls is based in pan upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Moreover, over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. The Company's Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1943, as amended) as of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements because of the identification of the material weakness in our internal control over financial reporting of the film library from the misinterpretation of accounting literature in accordance with United States Generally Accepted Accounting Principles ("GAAP"). Thus, the Company recognizes that it has a material weakness in financial reporting due to a lack of staff with adequate knowledge of US GAAP. The Company will take appropriate remedial measures as discussed below under Management's Remedial Initiatives.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements. In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2014, based on these criteria. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements. Management is also aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

MANAGEMENT’S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to December 31, 2014, implemented the following procedures to address the material weakness noted above, including the following:

•	Enhanced the access to accounting literature, research materials and documents.

•	Identified third party professionals with whom to consult regarding complex accounting applications

•	Looking to additional staff to supplement our current accounting professionals with the requisite experience and training.

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

ITEM 9B: OTHER INFORMATION

From February 10, 2015 to March 26, 2015, the Company issued a total of 1,720,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $172,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

As of February 2015, the Company issued a total of 1,000,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.05 per share for a total amount of $50,000 to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933.

The shares of the Company's common stock in above private placements were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors, executive officers and key employees as of March 16, 2015 were as follows:

Name	Age	Position
Sakae Torisawa	69	Chairman of the Board of Directors

Chua Leong Hin	56	Chief Executive Officer, President, Interim Acting Chief Financial Officer and Director

Percy Chua Soo Lian	55	Director

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

LIMITATION ON DIRECTORS' LIABILITIES

Our certificate of incorporation limits, to the maximum extent permitted under Nevada law, the personal liability of directors and officers for monetary damages for breach of their fiduciary duties as directors and officers, except in circumstances involving wrongful acts, such as a breach of the director's duty of loyalty or acts of omission which involve intentional misconduct or a knowing violation of law.

Nevada Law permits us to indemnify officers, directors or employees against expenses, including attorney's fees, judgments, fines and amounts paid in settlement in connection with legal proceedings if the officer, director or employee acted in good faith and in a manner he reasonably believed to be in or not opposed to our best interest, and, with respect to any criminal act or proceeding, he had no reasonable cause to believe his conduct was unlawful. Indemnification is not permitted as to any matter as to which the person is adjudged to be liable unless, and only to the extent that, the court in which such action or suit was brought upon application that, despite the adjudication of liability, but in view of all the circumstances of the case, the person is fairly and reasonably entitled to indemnity for such expenses as the court deems proper. Individuals who successfully defend this type of action are entitled to indemnification against expenses reasonably incurred in connection therewith. Our by-laws require us to indemnify directors and officers against, to the fullest extent permitted by law, liabilities which they may incur under the circumstances described in the preceding paragraph.

CORPORATE GOVERNANCE

Board of Directors

Board Members who are Deemed Independent

Our board of directors has determined thatnone of our directors are "independent" as that term is defined by the National Association of Securities Dealers Automated Quotations ("NASDAQ"). See "Lack of Committees" for the NASDAQ definition of "Independent Director." Under the National Association of Securities Dealers Automated Quotations definition, an "independent director means a person other than an officer or employee of the Company or its subsidiaries or any other individuals having a relationship that, in the opinion of the Company's board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of the director. The board's discretion in determining director independence is not completely unfettered. Further, under the NASDAQ definition, an independent director is a person who (1) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years), employed by the company; (2) has not (or whose immediate family members have not) been paid more than $60,000 during the current or past three fiscal years; (3) has not (or whose immediately family has not) been a partner in or controlling shareholder or executive officer of an organization which the company made, or from which the company received, payments in excess of the greater of $200,000 or 5% of that organizations consolidated gross revenues, in any of the most recent three fiscal years; (4) has not (or whose immediate family members have not), over the past three years been employed as an executive officer of a company in which an executive officer of the Company has served on that company's compensation committee; or (5) is not currently (or whose immediate family members are not currently), and has not been over the past three years (or whose immediate family members have not been over the past three years) a partner of the Company's outside auditor.

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2014 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2014, all Section 16(a) filing requirements applicable to our reporting persons were met.

ITEM 11: EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the annual and long-term compensation for services rendered during the last three fiscal years to our company in all capacities as an employee by our Chief Executive Officer and our other executive officers whose aggregate compensation exceeded $100,000 (collectively, the "named executive officers") at any time during such years shown below.  Please revise to include fiscal 2014, 2013 and 2012

Name and Principal	Year	Salary	Bonus	Stock	Options	Non-Equity	Change in	All Other	Total
Position	($)	($)	($)	Awards	Awards	Incentive	Pension	Compensation	($)
				($)	($)	Plan	Value and	(4)
						Compensation	Non-
						($)	qualitative
							Deferred
							Compensation
							Earnings
							($)
Chua Leong Hin, CEO and CFO	2014	–	–	–	–	–	–	–	–
Colin Binny, former	2013	–	–	–	–	–	–	–	–
CEO and CFO	2012	–	–	–	–	–	–	–	–

_______________

(1)	Bonus awarded based on performance.

(2)	No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2014, December 31, 2013 and December 31, 2012.

As of April 1, 2014, a total of 2,921,260 million shares of common stock was issued out in the Company's 2004 Equity Compensation Plan. See Item 5 Equity Compensation Plan.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2014.

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
Other
Rights
That
Have
Not
Vested
($)
Chus Leong Hin, CEO and CFO	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plan (1) as of December 31, 2014:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	–	$–	30,000,000	(1)

Equity compensation plans not approved by security holders	–	$–	–

Total	–	$–	30,000,000	(1)

_______________

(1)	On April 1, 2014, the Company issued 2,921,260 million shares under the Company's 2004 Equity Compensation Plan to its employees. There are no outstanding securities under the 2004 Equity Compensation Plan.

In December, 2013 and April, 2014, the Company's Board of Directors unanimously approved the Company's 2013 Equity Compensation Plan ("2013 Plan") which provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of stock based awards and options to purchase up to an aggregate of 30,000,000 shares of Common Stock. The Company has not granted any options under the 2013 Plan, however, it has approved an issuance of a total of 30,000,000 of shares of common stock to its officers and directors. None of the shares have been issued yet.

Name and position	Dollar value ($)	Number of shares*
Chua Leong Hin, CEO and Director	$100,000	10,000,000
Sakae Torisawa, Chairman of the Board	$100,000	10,000,000
Percy Chua Soo Lian, Director	$100,000	10,000,000

___________

* Based on the closing price per share of $0.01 as of March 31, 2015.

The 2013 Plan has been approved by the Company's shareholders on August 22, 2014.  The 2013 Plan has been subsequently registered  on the registration statement on Form S-8, however, the Company has not filed yet a re-offering prospectus for the shares to be issued to the above officers and directors, and consequently none of such shares have been issued as of the date hereof.

Additional information regarding equity compensation can be found in the notes to the consolidated financial statements.

Our Board of Directors administers the Company's equity compensation plans. Our Board of Directors has the authority to determine, at its discretion, the number and type of awards that will be granted, the recipients of the awards, and the exercise or purchase price required to be paid, when options may be exercised and the term of the option grants. Options granted under the Plan may not be exercised after 10 years from the date the option is granted.

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

Director Compensation

The following table shows the overall compensation earned for the 2014 fiscal year with respect to each non-employee and non-executive director as of December 31, 2014.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
Name and	or Paid	Stock	Option	Plan	Compensation	Other
Principal	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	(1)	($)(2)	($)	(3)	($)

Sakae Torisawa	Director	(4)	–	–	–	–	–

Chua Leong Hin	Director	(4)	–	–	–	–	–

Percy Chua Soo Lian	Director	(4)	–	–	–	32,435.00	–

_______________

(1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)	The Board of Directors approved the issuance of shares of common stock for services rendered under the Company's 2013 Equity Compensation Plan as follows:

Name and position	Dollar value ($)	Number of shares*
Chua Leong Hin, CEO and Director	$100,000	10,000,000
Sakae Torisawa, Chairman of the Board	$100,000	10,000,000
Percy Chua Soo Lian, Director	$100,000	10,000,000

_________

* Based on the closing price per share of $0.01 as of March 31, 2015.

The 2013 Plan has been approved by the Company's shareholders on August 22, 2014. The 2013 Plan has been subsequently registered  on the registration statement on Form S-8, however, the Company has not filed yet a re-offering prospectus for the shares to be issued to the above directors, and consequently none of such shares have been issued as of the date hereof .

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As of March 31, 2015, the Company had 203,911,303 shares of Common Stock and 20,567,478 shares of Series B Convertible Preferred Stock (the "Preferred Stock") issued and outstanding. Each share of the Company's Preferred Stock can be converted into ten (10) shares of Common Stock. The following tables set forth, as of such date, provide information with respect to the shares of Common Stock and Preferred Stock beneficially owned by:

•	Each of our directors

•	Each of our named executive officers

•	All of our directors and executive officers as a group; and

•	Each person known by us to beneficially own 5% or more of the outstanding shares of our common stock as of the date of the table

Beneficial ownership has been determined in accordance with Rule 13d-3 of the Exchange Act. Under this rule, shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire shares (for example, upon exercise of an option) within 60 days of the date of this table. In computing the percentage ownership of any person, the amount of shares includes the amount of shares beneficially owned by the person by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person does not necessarily reflect the person's actual voting power.

To our knowledge, except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them. Unless otherwise indicated, the business address of the individuals listed below is 35 Tai Seng Street, #01-01 Tata Communications Exchange, Singapore 534103.

COMMON STOCK

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Common Stock	Common Stock*

Colin St.Gerard Binny
former CEO, CFO and Director	13,111,888 (1) & (2)	6.43%
62 Cecil Street #06-00	(Indirect)
TPI Building
Singapore 049710

Sakae Torisawa, Chairman	1,712,808 (3)	0.84%
62 Cecil Street #06-00	(Direct)
TPI Building
Singapore 049710

Chua Leong Hin, CEO, CFO and Director	0
62 Cecil Street #06-00	(Direct) (3)(4)	0%
TPI Building
Singapore 049710

Percy Chua Soo Lian, Director	0 (3)
62 Cecil Street #06-00	(Direct)	0%
TPI Building
Singapore 049710

All Directors and Officers As a Group (3 persons)	1,712,808 (3)	0.84%

________________

(1)

*Based on 203,911,303 shares of Common Stock outstanding on March 31, 2015.

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

(2)	Based on a total of 13,111,888 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of B Media Pte Ltd (formerly known as M2B Media Pte Ltd).

38

(3)

Mr. Sakae Torisawa, Mr. Chua Leong Hin and Mr. Percy Chua Soo Lian, have each been awarded 10 million shares of common stock of the Company pursuant to the Company's 2013 Equity Compensation Plan. Such shares have not been issued yet, however, after their issuance, Mr. Torisawa will hold 11,712,808 shares of common stock (5.00%); Mr. Leong Hin and Mr. Soo Lian will each hold 10,000,000 shares of common stock (4.27%). All directors and officers as a group will then hold a total of 31,712,808 shares of common stock (13.55%). Based on 233,911,303 shares of Common Stock outstanding assuming the additional issuance of 30 million shares under 2013 Equity Compensation Plan .

(4)	Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd.

PREFERRED STOCK - SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Convertible Preferred Stock is convertible to ten (10) shares of Common Stock and entitles the holder to ten (10) votes. The disclosure in the table below under Percent of Class of Preferred Stock is based on 20,567,478 shares of Preferred Stock outstanding on March 31, 2015 and shows the percent of class of Preferred Stock only. If all the outstanding shares of Preferred Stock were converted to the Company's Common Stock as of the date hereof, none of the Preferred Stock shareholders listed below would hold more than 5% shares of Common Stock. Unless otherwise indicated, the business address of the individuals listed below is 35 Tai Seng Street, #01-01 Tata Communications Exchange, Singapore 534103.

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Preferred Stock	Preferred Stock*
Sakae Torisawa, Chairman	0	0%

Chua Leong Hin, CEO, CFO and Director	0	0%

Percy Chua Soo Lian, Director	0	0%

Wong Man Cheng	1,222,824	5.94%

Lim Ah Choo	1,600,000	7.78%

Tan Wan Lin	1,209,984	5.88%

Leow Pui Ling	1,167,000	5.67%

Lee Hor Loong	1,800,000	8.75%

Wang Zhen Ming	1,500,000	7.29%

Lee Ho Soon	1,500,000	7.29%

Wong Siu Wa	1,160,000	5.64%

Tnee Han Xin	1,371,155	6.66%

Michael Lim Sheet Yuen	2,000,000	9.72%

Lee Oh Beng	1,047,773	5.09%

Lee Chi Meng Raymond	1,280,000	6.22%

All Directors and Officers As a Group (3 persons)	0	0%

________________

* (1)

Based on 20,567,478 shares of Series B Convertible Preferred Stock outstanding on March 31, 2015.

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

Non-Cumulative Voting

The holders of our shares of common stock do not have cumulative voting rights, which means that the holders of more than 50% of such outstanding shares, voting for the election of Directors, can elect all of the Directors to be elected, if they so choose. In such event, the holders of the remaining shares will not be able to elect any of our Directors.

Transfer Agent

The transfer agent for the Company’s common stock and its preferred stock is Interwest Transfer Company, Inc., 1981 Murray Holladay Road, Suite 100, Salt Lake City, Utah 84117. Their telephone number is (801) 272-9294 and their website is www.interwesttc.com.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 2.15 and Note 11 to the Financial Statements of the Company.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2014 and December 31, 2013.

	2014	2013
Audit fees (1)	$82,356	$68,146
	–	–
Total	$82,356	$68,146

_______________

(1)	Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2014 and 2013 by Wei Wei & Co LLP andJames Raj & Co.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2014 and 2013, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2014 and 2013, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization with M2B World Pte. Ltd..**
3.1	Articles of Incorporation*
3.2	Amendments to the Articles of Incorporation***
3.3	Bylaws*
4.1	Form of Subscription Agreement executed by investors in the Private Placement*
10.1	Sale and Purchase Agreement dated January 15, 2007.**
10.2	2004 Equity Compensation Plan ***
10.3	2013 Equity Compensation Plan. ****
14.1	Code of Ethics of the Company*
14.2	Code of Ethics of Senior Officers of the Company*
21.1	Company's Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

_______________

* Previously filed with the Securities and Exchange Commission On Form 10-SB.

** Previously filed with the Securities and Exchange Commission On Form 8-K.

*** Previously filed with the Securities and Exchange Commission on Schedule 14C and Schedule 14A .

**** Previously filed with the Securities and Exchange Commission on Schedule 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amaru, Inc.

BY: /s/ Leong Hin Chua
Date: April 15, 2015	Leong Hin Chua, President and CEO

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leong Hin Chua	President, CEO, Interim CFO and Director	Date: April 15, 2015
Leong Hin Chua	(Principal Executive Officer and Principal Financial Officer)

/s/ Sakae Torisawa	Director and Chairman of the Board of Directors	Date: April 15, 2015
Sakae Torisawa

/s/ Percy Chua Soo Lian	Director	Date: April 15, 2015
Percy Chua Soo Lian

Amaru, Inc. and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended DECEMBER 31, 2014 and 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amaru, Inc.

We have audited the accompanying consolidated balance sheets of Amaru, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. and Subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2014 and 2013 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has generated losses from operation of $(1,389,095) and $(2,660,580) for the years ended December 31, 2014 and 2013, respectively. These continued losses have created an accumulated deficit of approximately $43,987,000 at December 31, 2014. These continuing factors have made it difficult in, raising additional financing. These conditions and the Company's lack of significant revenue, raise substantial doubt about the Company’s ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

Wei, Wei & Co., LLP

/s/ Wei, Wei & Co., LLP

Flushing, New York

April 15, 2015

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)
As of DECEMBER 31, 2014 and 2013

ASSETS	December 31, 2014	December 31, 2013

Current assets
Cash	$24,413	$33,338
Accounts receivable, net of allowance of $244,863 and $247,590 at December 31, 2014 and 2013 respectively	3,682	18,781
Other current assets, net of allowance of $100,000 and $0 at December 31, 2014 and 2013, respectively	71,275	183,666

Total current assets	99,370	235,785

Property, plant and equipment, net	28,605	2,938

TOTAL ASSETS	$127,975	$238,723

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)
DECEMBER 31, 2014 and 2013

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	December 31, 2014	December 31, 2013

Current liabilities:
Accounts payable and accrued expenses	$1,764,488	$1,543,354
Advances from related parties	300,403	300,403
Convertible term loan – in default	1,499,750	1,499,750

Total current liabilities	3,564,641	3,343,507

Total liabilities	3,564,641	3,343,507

Stockholders’ (deficit):
Preferred stock (par value $0.001) 25,000,000 shares authorized; 20,167,478 and 9,247,478 shares issued and outstanding at December 31, 2014 and 2013, respectively	20,167	9,247
Common stock (par value $0.001) 400,000,000 shares authorized; 202,911,303 and 199,990,043 shares issued and outstanding at December 31, 2014 and 2013, respectively	202,911	199,990
Additional paid-in capital	44,169,048	43,125,676
Accumulated (deficit)	(43,986,761)	(42,759,864)

Total Amaru Inc.’s stockholders’ equity	405,365	575,049
Non-controlling interests	(3,842,031)	(3,679,833)

Total stockholders’ (deficit)	(3,436,666)	(3,104,784)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$127,975	$238,723

See report of independent registered public accounting firm and notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013
Revenues	$29,629	$27,924
Cost of services	(153,260)	(146,060)

Gross loss	(123,631)	(118,136)

Operating expenses
Distribution costs	90,208	47,374
Bad debts written off	100,000	72,979
Administrative expenses	1,162,100	837,953

Total expenses	1,352,308	958,306

Loss from operations	(1,475,939)	(1,076,442)

Other income (expense)
Interest expenses	(97,913)	(96,042)
Equipment written off	(960)	--
Loss on sales of securities	--	(45,991)
Impairment loss on investment	--	(1,550,503)
Net change in fair value of securities held for trading		(42,196)
Other	185,717	150,594

Net loss before non-controlling interests	(1,389,095)	(2,660,580)
Less: non-controlling interests	(162,198)	(152,709)

Net loss attributable to common stockholders	$(1,226,897)	$(2,507,871)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

F-5

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

AND OTHER COMPREHENSIVE INCOME (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	2014	2013

(Loss) per share, basic and diluted attributable to common stockholders	(0.01)	(0.01)

Weighted average shares outstanding , basic and diluted	210,735,640	202,001,962

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF Stockholders’ DEFICIT (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2012	6,643,054	$6,643	199,990,043	$199,990	$42,792,504	$(40,251,993)

Preferred stock issued	2,604,424	2,604		–	333,172	–
Net loss	–	–	–	–	–	(2,507,871)

Balance at December 31, 2013	9,247,478	9,247	199,990,043	199,990	43,125,676	(42,759,864)

Preferred Stock issued	10,920,000	10,920		–	1,017,080	–
Common Stock issued for services	–	–	2,921,260	2,921	26,292	–
Net loss	–	–	–	–	–	(1,226,897)

Balance at December 31, 2014	20,167,478	$20,167	202,911,303	$202,911	$44,169,048	$(43,986,761)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF Stockholders’ (DEFICIT) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Non-controlling	Total shareholders’
	interest	(deficit)
Balance at December 31, 2012	$(3,527,124)	$(779,980)

Preferred stock Issued	–	335,776
Net loss	(152,709)	(2,660,580)

Balance at December 31, 2013	(3,679,833)	(3,104,784)

Preferred Stock issued	–	1,028,000
Common Stock issued for service	–	29,213
Net loss	(162,198)	(1,389,095)

Balance at December 31, 2014	$(3,842,031)	$(3,436,666)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	2014	2013

Cash flows from operating activities
Net (loss)	$(1,389,095)	$(2,660,580)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	9,575	5,847
Equipment written off	960	–
Impairment loss on investments	--	1,550,503
Net change in fair value of securities held for trading	--	42,196
Loss from sales of securities	--	45,991
Change in operating assets and liabilities
Decrease in accounts receivable	15,099	35,933
Decrease in other current assets	112,391	72,395
Increase in accounts payable and accrued expenses	221,134	461,824

Net cash used in operating activities	(1,029,936)	(445,891)

Cash flows from investing activities
Acquisition of equipment	(36,202)	(1,529)
Cash proceeds from sales of securities	--	510,242

Net cash (used in) provided by investing activities	(36,202)	508,713

Cash flows from financing activities
Repayment of term loan	--	(398,720)
Issuance of commons stock for services	29,213	--
Issuance of preferred stock for cash	1,028,000	335,776

Net cash provided by (used in) financing activities	1,057,213	(62,944)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

F-9

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014 and 2013

	December 31, 2014	December 31, 2013

Net (decrease) in cash	(8,925)	(122)
Cash - beginning	33,338	33,460

Cash - end	$24,413	$33,338

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–

See report of independent registered public accounting firm and notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

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

The key business focus of the Company is to establish itself as a provider and creator of a new generation of entertainment-on-demand and e-commerce channels on broadband, and 3G (third generation) devices.

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

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated losses from operations of $(1,389,095) and $(2,660,580) for the years ended December 31, 2014 and 2013, respectively. These continued losses have created an accumulated deficit of approximately $43,987,000 as of December 31, 2014. The Company also has a working capital deficit of approximately $3,465,000 at December 31, 2014. The Company has been having difficulty in raising adequate additional funding.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital on a timely basis, on acceptable terms, or at all. Should financing sources fail to materialize, management would seek alternate funding sources such as the sale of common and/or preferred stock, the issuance of debt or other means. The Company plans to attempt to address its working capital deficiency by increasing its sales, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and achieving adequate profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations as they become due or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Cash and cash equivalents

The Company considers all demand and time deposits and all highly liquid investments with an original maturity of three months or less to be cash equivalents. The Company does not have any cash equivalents.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

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

The valuation of the Company’s film library is reviewed on a overall basis, when an event or change in circumstances indicates that the fair value of the film library is less than its unamortized cost. The fair value of the film is determined using management's future revenue and cost estimates and a discounted cash flow approach.

The Company completed an impairment evaluation in the fourth quarter 2009 and the film library was determined to be impaired. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets. Based upon the analysis the Company determined that carrying amount of the film library was fully impaired, as reflected Note 6.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2014 and 2013, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments.  There were no changes in methods or assumptions during the periods presented.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at December 31, 2014 are unsecured, non-interest bearing and payable on demand.

Foreign currency translation

Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company's reporting currency is also in U.S. dollars. Accordingly, the Company does not have any foreign currency conversion adjustments.

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

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

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

Cost of services

The cost of services pertaining to advertising and sponsorship revenue and subscription and related services are cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. The cost of services pertaining to E-commerce revenue is channel design and alteration, and hardware hosting and maintenance costs. All these costs are accounted for in the period when it was incurred.

Income taxes

Deferred income taxes are determined using the liability method in accordance with ASC 740, Accounting for Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement in income of the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized.

The Company files income tax returns in the United States Federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. Federal and state income tax examinations by tax authorities before 2011. No income tax returns are currently under examination by any tax authorities.

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

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The cost of advertising is expensed as incurred. For the year ended December 31, 2014 and 2013, the Company incurred advertising expenses of $52,933 and $6,823 respectively.

Reclassifications

Certain amounts in the prior year presented have been reclassified to conform to the current year financial statement presentation.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-01 – Income Statement – Extraordinary and Unusual Items (Subtopic 225-20). This ASU addressed the simplification of income statement presentation by eliminating the concept of extraordinary items. The objective of the Simplification Initiative is to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to the users of financial statements. The amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively. A reporting entity also may apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect a material impact on its consolidated statements of condition, results of operations, or cash flows.

In August 2014, the FASB issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, FASB issued ASU No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2014	December 31, 2013
Prepayments	$28,964	$26,111
Deposits	39,246	35,685
Other receivables, net of $100,000 and $0 allowance at December 31, 2014 and 2013, respectively	3,065	121,871
	$71,275	$183,667

A $100,000 non-interest bearing loan that was made to a third party was included in other receivables as of December 31, 2014 and 2013, respectively. An allowance for the full amount has been recorded due to the uncertainty in collectability as of December 31, 2014.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2014	December 31, 2013
Office equipment	$966,911	$930,709
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	87,078	89,960
Pony set-top boxes	843,946	843,946
	1,908,935	1,875,615
Accumulated depreciation	(1,880,330)	(1,872,677)
	$28,605	$2,938

Depreciation expense was $9,575 for the year ended December 31, 2014 and $5,847 for the year ended December 31, 2013.

6. FILM LIBRARY

Film library consist of the following:

	December 31, 2014	December 31, 2013

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

Amortization expense was nil for the year ended December 31, 2014 and 2013.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

7. COMMITMENTS

Operating Leases

The Company leases office on a month to month basis at a monthly rental of approximately $10,000 under operating leases. Total rental expense on operating leases for the years ended December 31, 2014 and 2013 was $109,207 and $115,231, respectively.

8. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had approximately and $5,200,000 in deferred tax assets as of December 31, 2014. The Company provided a full allowance of $5,200,000 as of December 31, 2014.

The Company had available approximately $9,500,000 of unused U.S. net operating loss carry-forwards at December 31, 2014, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2014 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $12,100,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2014, that may be applied against future Singapore taxable income indefinitely provided the Company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2014 AND 2013

9. CONVERTIBLE TERM LOAN

	December 31, 2014	December 31, 2013

Current:
Convertible loan	$1,499,750	$1,499,750
	$1,499,750	$1,499,750

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. This loan is currently in default. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan, until which interest is being accrued on the outstanding loan balance at 5% per annum. The interest expenses that included in accrued expenses was $97,913 and $96,042 as of December 31, 2014 and 2013, respectively.

10. CONCENTRATION OF CREDIT RISK

One customer accounted for approximately 80% and 85% of the revenue for the years ended December 31, 2014 and 2013, respectively.

11. COMMON STOCK

During the year, the Company issued total of 2,921,260 shares of common stock at $0.01 per share to employees.  The Company recorded a charge of $29,213.

12. SUBSEQUENT EVENTS

The following subsequent events have occurred through the filing date of this report, April 14, 2015.

From February 10, 2015 to March 26, 2015, the Company issued a total of 1,720,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $172,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

As of February 2015, the Company issued a total of 1,000,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.05 per share for $50,000 to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933.

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

