Form 10-K/A
period 2014-12-31
AMARU INC
filed 2015-05-06
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / A-1

Amendment No. 1 to Form 10-K

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2015, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of March 11, 2015 at $0.01 per share as reported by the FINRA OTC BB was $1,890,866. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

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

/ A-1

Amendment No.1 to Form 10-K

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

We qualify all the forward-looking statements contained in this annual report on Form 10-K/ A-1 by the foregoing cautionary statements.

ii

PART I

ITEM 1: DESCRIPTION OF BUSINESS

BACKGROUND

Amaru, Inc. (the "Company") is in the business of broadband entertainment-on-demand, streaming content via computers, Smart television sets, Smart Phones (3G and 4G), wireless mobile devices like iPads / tablets and Over-The-Top (OTT) devices. . Its business includes channel and program sponsorship (advertising); online subscriptions, channel/portal development (digital programming services), mobile applications developments, Smart TV / Connected TV applications developments, content aggregation and syndication, broadband / IPTV consulting services, broadband and streaming services.

The key business focus of the Company is to establish itself as the provider and creator of a new generation of Entertainment-on-Demand and E-Commerce Channels on Broadband and 3G (Third Generation) devices.

The Company delivers content via both wire and wireless devices, streaming via computers, Smart TV sets, Over-The-Top (OTT) devices, Smart Phones (3G and 4G). The Company's business model in the area of broadband entertainment includes e-services, which would provide the Company with multiple streams of revenue. Such revenues would be derived from advertising and branding (channel and program sponsorship); on-line subscriptions; channel/portal development (digital programming services); content aggregation and syndication; broadband consulting services; broadband hosting and streaming services; E-commerce commissions and on-line dealerships; and pay per view services.

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

BUSINESS OVERVIEW

The Company, through its subsidiaries under the M2B and WOWtv brand names, is in the Broadband Media Entertainment business, and a provider of interactive entertainment-on-demand and live streaming over Broadband channels, Internet portals and 3G and 4G devices globally. The Company has launched multiple Broadband TV websites, mobile applications and Smart TV applications with entertainment, with multiple content channels designed to cater to various consumer segments and lifestyles. Its content covers diverse genres such as movies, dramas, comedies, documentaries, automotive, entertainment, kids, diving, fashion, lifestyle and more. The Company markets its products globally through its "M2B" and "WOWtv" brand names. Through these brands, the Company offers access to an expansive range of content libraries for aggregation, distribution and syndication on Broadband and other digital media.

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

Globally, Amaru, Inc. conducts businesses through several of its subsidiaries, including:

1. M2B World, Inc.	-	focuses on the US market

2. M2B World Asia Pacific Pte. Ltd.	-	oversees the Asia Pacific business and directs
the Asian markets through this office and
representative office in Chengdu, China

3. M2B Australia Pty. Ltd.	-	oversees Oceania markets

4. M2B Commerce Limited	-	focused on digit games in Cambodia

5. Amaru Holdings Limited	-	focuses on content syndication and distribution
in areas other than Asia Pacific region

6. M2B World Holdings Limited	-	focuses on content syndication and distribution
in Asia Pacific region

7. M2B World Pte. Ltd.	-	provides management services to fellow
subsidiaries of the Company

8. Tremax International Limited	-	operates as an investment holding company

9. M2B World Travel Limited	-	oversees online travel and related business

The Company offers consumers personalized entertainment through its wide range of broadband streaming channels available via www.amaruinc.com and www.wowtv.com.

BUSINESS STRATEGY

Our business strategy is to become a diversified media, e-commerce and e-lifestyle company. We adopt the latest broadband, e-commerce and communications technology and leverage on our international content and programming expertise. This is how we plan to deliver online entertainment, lifestyle products and services to our customers. Our goal is to constantly identify fresh market opportunities and to stay ahead of changes in the broadband media and related e-commerce industry. We believe that we can accomplish this by continuing to satisfy customers' needs for a convenient, comprehensive and personalized source of broadband video content, services and information with pleasant user experiences. Through our business plan implementation, we aim to become a leading Broadband Media Entertainment business, providing interactive Entertainment-on-demand and e-commerce streaming over Broadband channels, Internet portals, and 3G and 4G devices globally.

COMPETITIVE STRENGTHS

The Company's competitive strengths are:

•	CONTENT LIBRARY

The Company owns a library of content that covers a wide range of genres, of which the majority includes worldwide rights in perpetuity on the broadband. This enables the Company to deliver a rich and diverse variety of on-demand streaming video content that suit the lifestyle and taste of different consumer segments, across different countries, thereby massing a global base of viewers to attract advertisers to its delivery platforms on the PC, 3G, 4G devices and TV. The Company has built relationships with content distributors in the U.S. and Asia that enables it to continually source for content that meet the changing demands and taste of the customers and advertisers. As of December 31, 2014, the content library had been fully written off.

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

The Company's believes that its diversified delivery platforms will enable it to capitalize and generate multiple revenue streams by targeting different consumer segments over broadband, across different geographic markets. The multiple revenue streams comprise of advertising, subscriptions, sponsorships, online shopping and games, as well as licensing and content syndication and turn-key broadband consulting solutions. The Company's goal is not to be excessively dependent on any one single revenue source. Its library of content rights combined with its global video streaming network supports the Company's future growth strategy that focuses on multiple growth areas and territories. The Company can thereby cost-effectively tailor its broadband websites and services to suit different cultures, consumer behavior and clients needs in different geographical locations. The Company believes it is also able to localize its products and services to sustain loyalty of its viewers and consumers.

•	KEY ALLIANCES

The Company has entered into strategic alliances and / or agreements with key providers to support the future marketing and distribution of its products and services in different territories. Among its key providers are Samsung Asia Pte Ltd, Panasonic Asia Pacific Pte Ltd (Singapore), Google Ireland Limited, Starhub Mobile Pte Ltd (Singapore), LG Electronics Inc. (Korea), Yahoo Asia Pacific Pte Ltd, Beijing Bellamind Picture Ltd. (China), Infocomm Development Authority of Singapore, Automoto TV (Europe), Opera Software ASA (Europe), Toshiba Lifestyle Products & Services, Asia Holdings Pte Ltd (IAHGames), FCCE Distribution (FCCE), PT. LEJEL E&M (Arjuna TV), Stand Inc (for Gyao Yahoo Japan), The Dive Channel, Shortman Films Pte Ltd, Everymedia Technologies Pvt Ltd. Splash News & Picture Agency, LLC. (UK). . The Company will continue to forge strategic partnership opportunities including the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

GROWTH STRATEGIES

The Company's growth strategies consist of:

•	Continuing to build its library of content rights on broadband to provide sustained high quality on-demand video-based entertainment, live tv (linear Channels) and e-commerce that will maintain and grow its worldwide base of viewers.
•	Penetrating new markets to deliver M2B and WOWtv branded content to any screen including PC, Smart Phones (3G, and 4G), and Smart TVs, as well as wireless mobile devices like iPads / tablets and to establish new delivery channels such as Over-The-Top (OTT) to meet the changing preferences of viewers and consumers, worldwide.
•	Capitalize on its growing worldwide viewer and consumer base by aggressively signing up subscribers, as well as advertisers onto its on-demand interactive broadband delivery channels for entertainment, online games and e-commerce.

Consumers will access the Company's entertainment sites through its main website, www.amaruinc.com or directly go to the entertainment sites at www.wowtv.com. The Company is planning to attract the market with latest technologies, and customers can now watch contents through various smart phones and smart tv applications.

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

The Company also employs a variety of online and traditional media programs and promotional activities such as:

(a)      Advertising

The Company invests in both online and traditional advertising to drive traffic to its broadband websites. To generate traffic to M2B and WOWtv's broadband websites in a cost efficient manner, the Company purchased targeted keywords and textlinks in reasonably high volume. The Company also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and retail offerings.

(b)      Public Relations

The core of our public relations effort is media relations and industry analyst relations. We maintain relations with journalists and industry analysts to help secure unbiased, third-party endorsements for the Company. We pursue coverage by online publications, search engines and directories.

(c)      Co-marketing, Promotions and Loyalty Programs

We intend to establish significant co-marketing relationships to promote our service and to sponsor contests that offer M2B and WOWtv related prizes. These programs will involve participation with our partners. We intend to enter into co-marketing relationships in support of our marketing strategy. From time to time, we offer various incentives and awards to our existing customer base. These incentives are designed to increase customer loyalty and awareness of the M2B and WOWtv brands.

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

SERVICES: Broadband and 3G/4G technologies will allow us to deliver HLS (HTTP Live Streaming /adaptive bit rate streaming to the following services:

•	Video-on-demand (VOD) services that enable individuals to select videos from a Central Server, on-demand 24 hours a day, 7 days a week, for viewing on:

•	Television screens, , including connected TV / Smart TV

•	PCs (Digital Subscriber Line (DSL) Technology) and mobile internet devices

•	Tablets / iPad, 3G and 4G devices (Wireless Technology)

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

WOWTV - WEB TV SERVICE, CONNECTED TV AND WOWTV EMBEDDED TV

WOWtv, a broadband entertainment web TV service, has embarked on launching its site across the Asia Pacific, streaming multiple channels of Hollywood and Asian entertainment via video on-demand. Its video on-demand content covers diverse genres such as movies, television dramas, variety shows, documentaries, fashion, lifestyle, sports, entertainment and more. WOWtv can be viewed on www.wowtv.com. Beginning with Singapore, WOWtv is set to expand globally with its new global site and across the Asia Pacific.

LEVERAGING ON THE STRENGTHS OF WOWTV

WOWtv is an innovative platform that we believe will establish a first mover advantage to become the first Pan-Asian broadband entertainment services provider. Its strengths and competitive advantages include:

Content Aggregation, Distribution and Syndication - with the technology and expertise to stream with high clarity and also manage operations and costs efficiently.

Premium Content Portfolio - with a vast library of worldwide broadband rights of film and content, copyright ownership and exclusivity on the majority of broadband titles.

Strong relationships in Asia and Hollywood - with good connections to enable it to make further in-roads to content acquisition.

Broadband Distribution Deals - broadband distribution deals with major media companies.

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

In fiscal year 2015, the Company's target markets are all Telcos, TV Stations and Broadcasters, ISPs, Smart TV, Smart Phone and Tablet manufacturers and include the following developments:

A.	Creating Distribution Platforms for contents across various Smart TV, OTT, Smart Phones and Tablets.

B.	The Company was awarded a project from the iDA (Infocomm Development Authority) of Singapore for Developing a Content Hub for buying and selling content globally and revamping WOWtv’s services.

C.	Value-added Services and Mobile TV solutions for telecom operators. The Company has partnered with Value-added Services operators to work together in the Asia Pacific region.

D.	Selling Content to local and regional Telcos and Broadcasters. The Company has contracts with Singtel and Starhub in Singapore. It is currently in discussion with regional Telcos in Malaysia, Indonesia, India, Vietnam, Middle East and China for content cooperation.

The Company's Specific Country Focus:

A.          China

The Company has been working with several Chinese companies including Shanghai Media Group (SMG) for VOD content streaming and / or a live streaming TV channel.

B.          Vietnam

The Company signed an agreement with Nokia to roll out WOWtv applications on Nokia smartphones. The Company is working with other Telecom operators and broadcasters for providing content and over-the-top content solutions for the local market. The Company has also signed a non-exclusive agreement with a Vietnamese company for Vietnam market in exploring content business in the local market for both selling and procuring.

C.          India

As the Company sees the huge market in India, it is exploring integrating the Company's online contents for the Indian market. The Company is working towards partnering with various Indian content providers, owners and distributors for Indian content targeted for expat channels under WOWtv. It has signed with couple of companies already this year and seeking similar cooperation from other companies.

D.          Singapore

The Company has signed a yearly renewable contract with Yahoo for providing content on a daily basis.

The Company has signed an agreement with Google for providing the WOWtv channel under YouTube for advertisement based revenue.

The Company has also signed an agreement with LG Electronics for providing WOWtv Smart TV Apps to their Smart TV for 9 countries in the Asia Pacific.

The Company has also signed an agreement with Opera Software for providing M2B's WOWtv Apps on SONY and other similar Smart TVs globally. The Company is working closely with various local content aggregators to bring some sports contents to its platforms.

The Company is working closely with M1, a local Telecom operator to provide content including education for their Mobile TV and Value-added Services.

The Company is partnering with an education content company on video-based learning programs for children.

The Company has signed an agreement with Edgecast, a US based company to provide CDN services for its ongoing smart TV and other smart devices under WOWtv’s platform.

The Company has signed an agreement with The Dive Channel, a leading company in filming underwater related content, and trader of diving equipment and accessories. Both parties agreed to work together to jointly develop, promote, own, operate and manage both Parties’ intellectual properties, technologies, solutions, content, and services.

The Company has been awarded by Info-communications Development Authority of Singapore a grant for the project M2B World Regional Video Services Hub under the Inforcomm Enterprises Scheme.

E.         Indonesia

The Company has signed an agreement with ARJUNA TV for providing both VOD and live content to M2B's Expat Channel platforms for targetting Indonesians across the globe.

Other Media Co-operation for our Online Platform

The Company has kept its content updated and at minimal cost, by securing choice of Content like AutoMoto TV(Europe), FCCE (The Netherlands), Monarch Films (USA), ANTARA (Asia), Splash News & Picture (UK), Shortman Films (Asia), Diving Channel (Asia), Arjuna TV, and Everymedia (Asia). During 2013, the Company also explored content collaboration with Singapore Mediacorp, Korean, Japanese, Malaysian, and China TV stations. The content business is evolving very fast, with vast content flooding the market. The Company has identified key market participants and plans to move forward to secure more subscribers and viewership.

Other business developments:

- Smart TV / Connected TV

The Company intends to introduce WOWtv’s Expats Channel, Lifestyle, Entertainment, and education content onto Connected TV for Samsung, Panasonic, SONY, LG, Skyworth, Hisense, SmartTVs and, mobile devices.

The Company is working with other Connected TV companies for WOWtv applications on their TV sets.

- Expats Channel

The Company is working closely with Korean, Chinese, Indian, Japanese, Indonesian, and Malaysian content aggregators and Broadcasters, to bring some Korean, Chinese, Indian, Japanese, Indonesian, and Malaysian content to its platforms on the Expat Channel.

- Satellite Teleport

The Company is partnering with a Teleport facility in Japan which will provide uplink to 5 major satellite and downlink services to 20 major satellites. M2B will act as a partner to this operator from Japan and initiate the business of providing such services to its current and future clients in the broadcast, cable and content business.

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

•	THE ADVENT AND INCREASING ADOPTION OF BROADBAND TECHNOLOGY AND SMART PHONE / SMART DEVICES

The advent of broadband technology and 3G / 4G technologies and ever-increasing bandwidth mainly in the emerging markets has pushed for the next generation of online on-demand broadband entertainment as one of the desired applications that will meet the needs of increasingly demanding and bandwidth hungry consumers and enterprise. Such technology can be further enhanced by the coupling of value added services, namely mobile applications, together with the broadband entertainment sites. The market consists of both the consumers and the enterprise. The demand from consumers is rich media content, on demand, highly interactive and fast. On the other hand the enterprise must reach out to such demands and the next generation through the new medium, or be left behind. To meet this demand, the Company has established relationships with major production houses, and access to major distributors worldwide. This is expected to put the Company in a position to acquire high quality, original video content. Such strategic positioning has enabled the Company to have available extensive content on broadband for multiple countries and for dedicated time periods. The Company intends to continue to maximize on its key strength, the packaging of our content. The Company believes that it will shape the delivery of its content in the most cost effective and innovative way.

COMPETITION

The Company faces intense competition in every aspect of its business, and particularly in the acquisition of content. In the entertainment services business, we compete with free-to-air channels, cable operators as well as other broadband entertainment providers for distribution rights of programs in terms of price, quality and variety.

Traditional TV networks and cable TV operators today provide alternate sources of entertainment in a broadcast mode. In future, it is expected that these networks may also extend their reach to the video-on-demand broadband service. This may put them in direct competition with us, although their entry costs will likely be higher and both the technical and manpower capabilities existing in these traditional companies will make it somewhat difficult for them to transit into new broadband media. In our multi player online gaming business, we face competition from the various gaming offerings on the market as well as the various gaming portals and platforms. In the subscription based multi player online gaming business, the Company faces vigorous competition from the numerous games that are distributed free over the Internet. More generically, it also competes with console based games made for products like Playstation and X-box. The Company also competes within the industry for advertising revenue and viewers. More generically, the Company faces competition from other leisure entertainment activities from Video CDs (especially in Asia), DVDs to cinemas, home theatres and emerging mobile multimedia kiosks and display panels. The Company believes that it is competing favorably on the factors described above. However, the industry is evolving rapidly and is becoming increasingly competitive. Larger and more established companies than us are increasingly focusing on the video content, travel, and e-commerce businesses that directly compete with us.

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

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $1,389,095 for the year ended December 31, 2014 compared to a consolidated net loss before taxes of $2,660,580 during 2013. We realized a negative cash flow operating activities of $1,029,936 during 2014 compared to $445,891 in 2013. At December 31, 2014, we had an accumulated deficit of $43,857,548 and a working capital deficiency of $3,365,271 compared to an accumulated deficit of $43,986,761 and a working capital deficiency of $3,405,000 at December 31, 2013. At December 31, 2014, we had a stockholders' deficit of $3,436,666 compared to a stockholders' equity of $3,104,784 at December 31, 2013. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on the Financial Industry Regulatory Authority ("FINRA") over-the-counter Bulletin Board market ("OTCBB") under the symbol “AMRU”. As of March 31, 2015, there were 431 holders of our common stock. The price of the Company's stock as of March 11, 2015 was $0.01.

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

The following discussion should be read in conjunction with the financial data and the financial statements and notes to the financial statements.

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

M2B WORLD PTE. LTD.

M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and oversees the Asian business. With effect from September 1, 2006, the Company's Asian business was overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd. As of December 31, 2012, this subsidiary is dormant.

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handled and oversaw the Company's business in the U.S in the past. The Company currently does not maintain an office in the U.S and currently has no operations.

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

M2B WORLD ASIA PACIFIC PTE. LTD.

M2B World Asia Pacific Pte Ltd. was incorporated in the Republic of Singapore on August 1, 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region. This Company had taken over the Asian business operations as well as the assets and liabilities of M2B World Pte. Ltd. from September 1, 2006.

On January 3, 2007, M2B World Asia Pacific Pte Ltd., issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd. from 100% to 81.6%.

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party to raise $2,500,000 in funding. The convertible loan represented a two year convertible loan drawn by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain further extension on the convertible loan, until which interest is accrued on the outstanding loan balance at 5% per annum.

M2B COMMERCE LIMITED

M2B Commerce Limited, a company incorporated in the British Virgin Islands on July 25, 2002, focused on e-commerce and digit gaming and had a branch in Cambodia that oversaw the digit gaming operation in Cambodia.

The Company had an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit game activities in Cambodia, as an extension of the Company's entertainment operations. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. At this time, the Company believes that the suspension of the digit game is permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

The company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and intends to develop and operate an integrated resort in the Kingdom of Cambodia. The resort will feature a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. As of December 31, 2006, the company had invested $2,402,613 in relation to this investment. The resort was completed and is in operation. As of December 31, 2014, all investment had been written off.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd. was incorporated on June 15, 2005 to handle and oversee the Company's business in Australia. As of December 31, 2012 this subsidiary is dormant.

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

On July 10, 2007, Tremax International Limited entered into a sale and purchase agreement (the "Agreement") with Domaine Group Limited, a British Virgin Islands corporation (the "Vendor"), for the acquisition of CBBN Holdings Limited ("CBBN Holdings"). CBBN Holdings is an 80% beneficial owner of Cosmactive Broadband Networks Co. Ltd. ("CBN"), which is a broadband service provider incorporated in Taiwan. The purchase consideration was the issuance of 5,333,333 shares of common stock of the Company.

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

REVENUE

Subscription and related services revenues are recognized over the period that services are provided. Advertising and sponsorship revenues are recognized as the services are performed or when the goods are delivered. Licensing and content syndication revenue is recognized when the license period begins, and the content is available for exploitation by the customer, pursuant to the terms of the license agreement. Gaming revenue is recognized as earned net of winnings. E-commerce commissions are recognized as received. Broadband consulting services and on-line turnkey solutions revenue are recognized as earned.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2014 compared with the fiscal year ended December 31, 2013.

REVENUE

Financial Statements

•	Revenue for the year ended December 31, 2014 was $29,629 compared with $27,924 in 2013.

•	Loss from operations was $1,475,939 in 2014 compared with a loss of $1,076,442 in 2013.

•	Net loss was $1,389,095 in 2014 compared with a loss of $2,660,580 in 2013.

•	The Company's cash balance was $24,413 at December 31, 2014 compared with $33,338 at December 31, 2013.

Revenue

Revenue for the year ended December 31, 2014 was $29,629 compared to $27,924 for the year ended December 31, 2013. The increase was mainly due to subscription revenue from new customers during 2014.

Cost of Services

Cost of services for the years ended December 31, 2014 was $153,260 which increased from $146,060 for the year ended December 31, 2013. The increase was mainly due to costs to provide our services and other related production costs during year ended December 31, 2014.

DISTRIBUTION EXPENSES

Distribution expenses for the year ended December 31, 2014 were $90,208 compared to $47,374 incurred for the year ended December 31, 2013.

The significant higher distribution expenses were due to increased spending on advertising and marketing during year ended December 31,2014.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the year ended December 31, 2014 were $1,132,887, as compared to $837,953 incurred for the year ended December 31, 2013.

The increase in general and administrative expenses for the year ended December 31, 2014 was attributed mainly to the increase in:

•	Staff costs. Staff costs increased by $118,706 (31%), to $507,613 for the year ended December 31, 2014 from $388,907 for the year ended December 31, 2013. The increase was mainly due to new employees hired during 2014.

•	Legal and professional fees. Fees increased to $216,067 for the year ended December 31, 2014 from $158,315 for the year ended December 31, 2013. The increase was mainly due to an increase in statutory filing and legal expenses.

(LOSS) FROM OPERATIONS

The Company incurred a loss from operations of $1,475,939 for the year ended December 31, 2014 as compared to the loss from operations of $1,076,442 for the year ended December 31, 2013. The increase was mainly due to an increase in distribution costs and general and administrative expenses during year 2014.

NET LOSS

Net loss for the year ended December 31, 2014, was $1,389,095 compared to the net loss of $2,660,580 for the year ended December 31, 2013. The significant decrease was principally due to a $1,550,503 impairment on an investment in 2013. T here were no impairment losses during the year ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $24,413 at December 31, 2014 as compared to cash of $33,338 at December 31, 2013.

In summary of the sources and use of cash, the Company had raised $1,028,000 through its sale in the private placement of preferred stock in 2014. The proceeds of the sale were principally used to cover the Company's working capital and operations for the year ended December 31, 2014.

There was net cash used in operating activities of $1,029,936 and $445,891, for each of the years 2014 and 2013, respectively. The increase of $584,045 in net cash used in operating activities in 2014 was mainly due to the increase in operating expenses during year 2014.

There was net cash used in investing activities of $36,202 in 2014 and $508,713 in cash generated from investing activities in fiscal year 2013. The decrease of $472,511 was mainly due to the reduced number of sales of securities in 2013.

There was net cash generated from financing activities of $1,057,213 in 2014 and $62,944 used in financing activities in 2013. The increase in fiscal year 2014 was primarily due to the sale of preferred stock in the Company’s private placement that generated $1,028,000 in net proceeds in 2014. Shares of preferred stock sold in the private placement in fiscal year 2013 was primarily used for the repayment of the Company’s term loan.

The Company believes that its operations strategically based in Singapore, are at the crossroads of communication and commerce in the Asian region, and are ideally placed for growth in the media industry.  We expect that our broadband business should be able to generate sufficient cash to cover our operations in late 2015 or 2016. However, no assurances can be made that our expectations will prove to be correct.  Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. No assurances can be made that the Company will raise sufficient funds as planned.

The Company has relinquished its old trade obligations and reduced the overall fixed overhead cost. On the operational side, where possible, IT work has been out-sourced to other countries with lower labor cost. . The Company's fully legal content and various country rights, enables it to take advantage of the Internet and Mobile 3G/4G roll out regionally and globally. The Company has a self sufficient, complete and compact operation, cross-platforms abilities, and new product developments, and is nimble enough to adapt to the new media to realize revenue for the highly connected mobile marketplace. We believe that the broadband business would be able to generate sufficient cash to cover operations in late 2015 or 2016, however, no assurances can be made that such expectations will materialize. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However no assurances can be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

On January 7, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Shortman Films Pte Ltd ("Shortman"), a leading Malaysian content provider company from Singapore. Pursuant to the terms of the Agreement, Shortman's content shall be available on all M2B's platforms globally. M2B and Shortman shall each share 50% of the gross revenue share.

On January 8, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with PT. LEJEL E&M ("Arjuna TV"), a leading Indonesian TV broadcaster. Pursuant to the terms of the Agreement, Arjuna TV's content shall be available on all M2B's platforms globally. M2B and Arjuna TV shall each share 50% of the gross revenue.

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

On August 21, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed an agreement with Infocomm Asia Holdings Pte Ltd (“IAHGames”), a leading publisher, operator and distributor of interactive entertainment. Both parties agreed to work together for the development of an intuitive Game-Box, and integration of gaming and social networking of WOWtv mobile player, into a mobile entertainment media device for the future.

On October 1, 2014, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with FCCE Distribution ("FCCE"), a leading content provider company. Pursuant to the terms of the Agreement, FCCE content shall be available on all M2B's platforms in the Asia Pacific and also North America regions. M2B shall pay $3400 Euro for a yearly contract.

On January 29, 2015, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B"), signed a Memorandum of Agreement with Toshiba Lifestyle Products & Services Corporation (“TLSC”), one of Korea's leading electronics company. M2B shall develop WOWtv application for TLSC to be featured on the Smart TVs for TLSC and to be made available for Singapore and other ASEAN countries.

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

ABILITY TO EXPAND CUSTOMER BASE

The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals. An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, in the US, Europe and Asia. The degree of success of this depends on:

•	our efforts to establish independent broadband sites in countries where conditions are suitable and attract paying users.

•	our ability to expand our offerings of content in entertainment to include more niche channels and offerings.

•	our ability to provide content not only to personal computers, but to encompass television, wireless application devices and 3G and 4G mobile devices.

ABILITY TO ACQUIRE NEW MEDIA CONTENTS

The continued ability of the Company to acquire rights to new media contents, at competitive rates, is crucial to grow and maintain the Company's business.

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

CAPITAL INVESTMENT IN BROADBAND INFRASTRUCTURE BY GOVERNMENT AND TELCOS

The growth of demand for broadband services is dependent on the capital investment in broadband infrastructure by governments and Telcos. A significant source of demand for the Company's broadband services could be from homes and enterprises with access to high-speed broadband connections. The ability of countries to invest in public broadband infrastructure to offer public accessibility is subject to countries' economic health, political and social status. The Company's prospects for business growth in Asia especially would be impacted by overall economic conditions in the territories that we seek to expand into.

COMPETITION FROM BROADBAND CABLE AND TV NETWORKS OPERATORS

As traditional TV networks and cable TV operators provide alternate supply of entertainment and on-demand broadband services, they are in competition with the Company, for market share. The Company, nevertheless, will continue to leverage its ownership rights to its own portfolio of media content and its ability to provide broadband services over both cable and wireless networks, at competitive rates.

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

LAW AND REGULATIONS GOVERNING BUSINESS

As the Company expands its business internationally across different geographical locations there are risks inherent including:

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

___________

* Based on the closing price per share of $0.01 as of March 11, 2015.

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

Cash Compensation

Our non-employee / non-executive director is eligible to receive a fee to be paid for attending each Board meeting; however, no fees were paid in 2014 other than those disclosed in the Director Compensation table.

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

_________

* Based on the closing price per share of $0.01 as of March 11, 2015.

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

38

(3)

Mr. Sakae Torisawa, Mr. Chua Leong Hin and Mr. Percy Chua Soo Lian, have each been awarded 10 million shares of common stock of the Company pursuant to the Company's 2013 Equity Compensation Plan. Such shares have not been issued yet, however, after their issuance, Mr. Torisawa will hold 11,712,808 shares of common stock (5.00%); Mr. Leong Hin and Mr. Soo Lian will each hold 10,000,000 shares of common stock (4.27%). All directors and officers as a group will then hold a total of 31,712,808 shares of common stock (13.55%). Based on 233,911,303 shares of Common Stock outstanding assuming the additional issuance of 30 million shares under 2013 Equity Compensation Plan.

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

ITEM 15: EXHIBITS

The following exhibits are included herein or incorporated by reference:

Exhibit Number	Description
2.1	Agreement and Plan of Reorganization with M2B World Pte. Ltd.**
3.1	Articles of Incorporation*
3.2	Amendments to the Articles of Incorporation***
3.3	Bylaws*
4.1	Form of Subscription Agreement executed by investors in the Private Placement*
10.1	Sale and Purchase Agreement dated January 15, 2007.**
10.2	2004 Equity Compensation Plan ***
10.3	2013 Equity Compensation Plan. ****
14.1	Code of Ethics of the Company*
14.2	Code of Ethics of Senior Officers of the Company*
21.1	Company's Subsidiaries
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

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

