Form 10-K/A
period 2014-12-31
AMARU INC
filed 2015-05-06
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K / A-2

Amendment No. 2 to Form 10-K

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

None

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K/A, Amendment No. 1, as filed on May 6, 2015.

2

PART II - OTHER INFORMATION

Item 15. Exhibits

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

3

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amaru, Inc.

BY: /s/ Leong Hin Chua
Date: May 6, 2015	Leong Hin Chua, President and CEO

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leong Hin Chua	President, CEO, Interim CFO and Director	Date: May 6, 2015
Leong Hin Chua	(Principal Executive Officer and Principal Financial Officer)

/s/ Sakae Torisawa	Director and Chairman of the Board of Directors	Date: May 6, 2015
Sakae Torisawa

/s/ Percy Chua Soo Lian	Director	Date: May 6, 2015
Percy Chua Soo Lian

4