Form 10-Q
period 2015-03-31
AMARU INC
filed 2015-05-15
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2015

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

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	203,911,303 shares
(Class)	(Outstanding at March 31, 2015)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended March 31, 2015

Table of Contents

PAGE
PART I: FINANCIAL INFORMATION	F-1

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS	F-1
Consolidated Balance Sheets	F-1
Consolidated Statements of Operations	F-3
Consolidated Statement of Stockholders’ Deficit	F-5
Consolidated Statements of Cash Flows	F-8
Notes to Consolidated Financial Statements	F-9 to F-15

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	4

ITEM 4: CONTROLS AND PROCEDURES	5

PART II: OTHER INFORMATION	9

ITEM 1: LEGAL PROCEEDINGS	7
ITEM 1A: RISK FACTORS	7
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	11
ITEM 3: DEFAULTS UPON SENIOR SECURITIES	11
ITEM 4: MINE SAFETY DISCLOSURES	11
ITEM 5: OTHER INFORMATION	11
ITEM 6: EXHIBITS	11

SIGNATURES	12

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2015 AND DECEMBER 31, 2014

ASSETS	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets
Cash	$19,504	$24,413
Accounts receivable, net of allowance of $242,492 and $244,863 at March 31, 2015 and December 31, 2014, respectively	47,597	3,682
Other current assets, net of allowance of $100,000 at March 31, 2015 and
December 31, 2014, respectively	72,206	71,275

Total current assets	139,307	99,370

Non-current assets
Property, plant and equipment, net	25,360	28,605

Total non-current assets	25,360	28,605

TOTAL ASSETS	$164,667	$127,975

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

MARCH 31, 2015 AND DECEMBER 31, 2014

LIABILITIES AND STOCKHOLDERS’ DEFICIT	March 31, 2015	December 31, 2014
	(Unaudited)
Current liabilities
Accounts payable and accrued expenses	$1,866,901	$1,764,488
Advances from related parties	300,403	300,403
Term loan – in default	1,499,750	1,499,750

Total current liabilities	3,667,054	3,564,641

Total liabilities	3,667,054	3,564,641

Stockholders’ deficit
Preferred stock (par value $0.001) 50,000,000 shares authorized; 20,567,478 and 20,167,478 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	20,567	20,167
Common stock (par value $0.001) 1,000,000,000 shares authorized; 203,911,303 and 202,911,303 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	203,911	202,911
Additional paid-in capital	44,257,648	44,169,048
Accumulated deficit	(44,137,983)	(43,986,761)

Total Amaru Inc.’s stockholders’ equity	344,143	405,365
Non-controlling interests	(3,846,530)	(3,842,031)

Total stockholders’ deficit	(3,502,387)	(3,436,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$164,667	$127,975

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014

Revenues	$8,717	$7,801
Cost of services	(23,397)	(32,772)

Gross loss	(14,680)	(24,971)

Operating expenses
Distribution costs	5,355	14,519
Administrative expenses	185,765	176,176

Total expenses	191,120	190,695

Loss from operations	(205,800)	(215,666)

Other income (expense)
Interest expenses	(25,251)	(24,022)
Loss from sale of securities	–	–
Net change in fair value of securities held for trading	–	–
Other	75,330	25,860

Loss before income taxes	(155,721)	(213,828)
Provision for (benefit from) income taxes	–	–

Net loss	(155,721)	(213,828)
Non-controlling interests	(4,499)	(36,386)

Net loss attributed to common stockholders	$(151,222)	$(177,442)

See accompanying notes to the consolidated financial statements.

F-4

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 and 2014 (Unaudited)

	Three Months Ended March 31,
	2015	2014

Loss per share, basic	(0.00)	(0.00)
Loss per share, diluted	(0.00)	(0.00)

Weighted average shares outstanding , basic and diluted	203,555,747	201,455,174

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Preferred stock		Common stock		Additional
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	paid-in capital	Accumulated deficit

Balance at December 31, 2014	20,167,478	$20,167	202,911,303	$202,911	$44,169,048	$(43,986,761)
Issuance of preferred stock	400,000	400	–	–	39,600	–
Issuance of common stock	–	–	1,000,000	1,000	49,000	–
Net loss	–	–	–	–	–	(151,222)
Balance at March 31, 2015 (unaudited)	20,567,478	$20,567	203,911,303	$203,911	$44,257,648	$(44,137,983)

See accompanying notes to the consolidated financial statements.

F-6

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

	Minority interest	Total stockholders’ deficit

Balance at December 31, 2014	$(3,842,031)	$(3,436,666)
Issuance of preferred stock	–	40,000
Issuance of common stock	–	50,000
Net loss	(4,499)	(155,721)
Balance at March 31, 2015 (unaudited)	$(3,846,530)	$(3,502,387)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE three months ENDED march 31, 2015 AND 2014 (unaudited)

	Three Months Ended March 31
	2015	2014
Cash flows from operating activities
Net loss	$(155,721)	$(213,828)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	3,245	879
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(43,915)	14,237
Increase in other current assets	(931)	(11,880)
Increase (decrease) in accounts payable and accrued expenses	102,413	(44,754)

Net cash (used in) provided by operating activities	(94,909)	(255,346)

Cash flows from financing activities
Issuance of preferred stock for cash	40,000	300,000
Issuance of common stock for cash	50,000	–

Net cash provided by financing activities	90,000	300,000

Net (decrease) increase in cash	(4,909)	44,654
Cash and cash equivalents at beginning of period	24,413	33,338

Cash and cash equivalents at end of period	$19,504	$77,992

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

1. ORGANIZATION

Amaru, Inc. and Subsidiaries (the "Company") is developing the business of broadband entertainment-on-demand, streaming via computers, television sets, PDAs (personal digital assistant) and the provision of broadband services. Its business includes channel and program sponsorship (advertising and branding); online subscriptions, channel/portal development (digital programming services); content aggregation and syndication, broadband consulting services, broadband hosting and streaming services.

The key business focus of the Company is to establish itself as the provider and creator of a new generation of entertainment-on-demand and e-commerce channels on broadband, and 3G and 4G devices.

The Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAS and 3G and 4G devices.

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

The unaudited interim consolidated financial statements of the Company as of March 31, 2015 and for the three month periods ended March 31, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated losses from operations of approximately $(156,000) and $(214,000) for the three months ended March 31, 2015 and 2014, respectively. These continued losses have created an accumulated deficit of approximately $44,138,000 as of March 31, 2015. The Company also has a working capital deficit of approximately $3,528,000 at March 31, 2015. The Company has had difficulty in raising adequate additional funding.

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

Valuation of long-lived assets

The Company accounts for long-lived assets under ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of March 31, 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Advances from related party

Advances from a director and related party of $300,403 at March 31, 2015 and December 31, 2014, are unsecured, non-interest bearing and payable on demand.

Foreign currency translation

Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company’s reporting currency is also in U.S. dollars. Accordingly, the Company does not have any foreign currency conversion adjustments.

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

Income taxes

Deferred income taxes are determined using the liability method in accordance with ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. The effect on deferred income taxes of a change in tax rates is recognized in the statement of income in the period that includes the enactment date. In addition, a valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Advertising

The cost of advertising is expensed as incurred. For the three months ended March 31, 2015 and 2014, the Company incurred advertising expenses of nil and $3,183, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has proposed deferring the effective date to annual reporting periods beginning after December 15, 2017. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Prepayments	$30,558	$28,964
Deposits	38,683	39,246
Other receivables, net of $100,000 allowance at March 31, 2015 and December 31, 2014	2,965	3,065
	$72,206	$71,275

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of March 31, 2015 and December 31, 2014. An allowance for the full amount has been recorded due to the uncertainty of collection as of December 31, 2014.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Office equipment	$966,911	$966,911
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	87,078	87,078
Pony set-top boxes	843,946	843,946
	1,908,935	1,908,935
Accumulated depreciation	(1,883,575)	(1,880,330)
	$25,360	$28,605

Depreciation expense was $3,245 and $879 for the three months ended March 31, 2015 and 2014, respectively.

6. FILM LIBRARY

The valuation of the film library is as follows:

	March 31, 2015	December 31, 2014

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

No amortization expense was incurred for the three months ended March 31, 2015 or 2014.

7. COMMITMENTS

Operating Leases

The Company leases office space on a month to month basis at a monthly rental of approximately $9,000 under operating leases. Total rental expense on operating leases for the three months ended March 31, 2015 and 2014 was $26,808 and $28,351, respectively.

8. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $9,500,000 of unused U.S. net operating loss carry-forwards at March 31, 2015, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company had approximately $5,300,000 in deferred tax assets as of March 31, 2015 and the Company provided a full valuation allowance as of March 31, 2015.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2015, the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $12,100,000 of unused Singapore tax losses and capital allowance carry-forwards at March 31, 2015 and December 31, 2014, respectively, that may be applied against future Singapore taxable income indefinitely, provided the Company satisfies the shareholdings test for the carry-forward of tax losses and capital allowances.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	March 31, 2015	December 31, 2014
	(Unaudited)

Accounts payable	$570,807	$569,298
Accrued expenses	79,878	79,878
Interest payable on term loan	537,205	511,953
Payroll payable	166,929	139,832
Deposits and advance from customers	6,504	6,761
Professional fee payable	335,797	456,766
Other payable	169,781	–
	$1,866,901	$1,764,488

10. TERM LOAN

	March 31, 2015	December 31, 2014
	(Unaudited)

Term loan	$1,499,750	$1,499,750
	$1,499,750	$1,499,750

The convertible loan represented a two year convertible loan drawn down by a subsidiary Company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The due date of this loan was July 7, 2010 and the convertible feature had been extended to June 29, 2012. This loan is currently in default. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the loan. Interest expense was $25,251 and $24,022 for the three months ended March 31, 2015 and 2014, respectively.

11. SUBSEQUENT EVENTS

From February 10, 2015 to May 5, 2015, the Company sold 1,720,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through a private placement at a purchase price of $0.10 per share for a total amount of $172,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock.

The shares of the Company’s preferred stock in above private placement was issued and sold in reliance upon the exemption provided by Section 4(a)(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

General

The Company is in the business of broadband entertainment-on-demand, streaming content via computers, Smart television sets, Smart Phones (3G and 4G), wireless mobile devices like iPads/tablets and Over-The-Top (OTT) devices. Its business includes channel and program sponsorship (advertising); online subscriptions, channel/portal development (digital programming services); mobile applications development, Smart TV/Connected TV applications development, content aggregation and syndication, broadband/IPTV consulting services, broadband and streaming services.

The following discussion should be read in conjunction with the financial statements and notes to the consolidated financial statements.

OVERVIEW

The business focus of the Company is Entertainment-on-Demand and E-Commerce Channels on Broadband, and 3G and 4G devices.

For the broadband, the Company delivers both wire and wireless solutions, streaming via computers, TV sets, PDAs and 3G and 4G devices.

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

M2B WORLD PTE. LTD.

M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and oversees the Asian business. With effect from September 1, 2006, the Company's Asian business was overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd. As of March 31, 2015, this subsidiary is dormant.

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handled and oversaw the Company's business in the U.S in the past. The Company currently does not maintain an office space in the US. and currently has no operations.

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

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party for $2,500,000 in funding. Prior to 2014, the Company made repayments bringing the balance to $1,499,750. The convertible loan represented a two year convertible loan drawn by this subsidiary. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two year period. The loan bears an interest rate of 5.0% per annum, and will mature in July 7, 2010. The note was obtained from a company in which a board member is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011.  The loan was further granted extension to June 29, 2012 and an extension of the due date is being negotiated. This loan is currently in default.

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

The Company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and operates an integrated resort in the Kingdom of Cambodia. The resort features a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. The resort was completed and commenced operations in 2006. As of December 31, 2011, the company had invested $2,802,613 in relation to this investment. This investment had been fully impaired as of March 31, 2014. This investment had been written off as of December 31, 2014.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005 to handle and oversee the Company's business in Australia. As of March 31, 2015, this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the three months ended March 31, 2015 was $8,717 compared with $7,801 for the same period in 2014.
•	The Company's cash balance was $19,504 at March 31, 2015 compared with $24,413 at December 31, 2014.

Revenue

Revenue for the three months ended March 31, 2015 was $8,717 compared to $7,801 for the three months ended March 31, 2014.

Cost of Services

Cost of services for the three months ended March 31, 2015 was $23,397 which decreased from $32,772 for the three months ended March 31, 2014. The decrease was mainly due to cost spending on web video movies and other related production costs during the three months ended March 31, 2015.

DISTRIBUTION EXPENSES

Distribution expenses for the three months ended March 31, 2015 were $5,355 compared to $14,519 incurred for the three months ended March 31, 2014.

The lower distribution expenses were due to decreased spending on transportation expenses during the three months ended March 31, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2015 were $185,765 as compared to $176,176 for the three months ended March 31, 2014.

The increase in general and administrative expenses for the period ended March 31, 2015 was attributed mainly to the increase in staff costs for the period ended March 31, 2015.

(LOSS) FROM OPERATIONS

The Company incurred a loss from operations of $205,800 for the three months ended March 31, 2015 as compared to the loss from operations of $215,666 for the three months ended March 31, 2014 mainly due to decrease in distribution costs.

NET LOSS BEFORE NON-CONTROLLING INTERESTS

Net loss before non-controlling interesets for the three months ended March 31, 2015, was $155,721 which decreased by $58,107 (27%) from net loss of $213,828 for the three months ended March 31, 2014, it was mainly due to the decrease in cost of services and distribution costs for the three months ended March 31, 2015, income had increased by $49,470 (191%) from $25,860 for the three months ended March 31, 2014 to $75,330 for the three months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $19,504 at March 31, 2015 as compared to cash of $24,413 at December 31, 2014.

Our operations have been financed by the proceeds from its private placements of shares.

During the three months ended March 31, 2015, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

Cash generated from operations will not be able to cover the Company's intended growth and expansion. The Company has plans in 2015 to expand its broadband coverage by launching new broadband sites in Asia Pacific region and Australia. No assurances can be made that such plans will be carried out in a timely manner.

The Company intends to raise additional funds, to fund its current operations and planned business expansion; however no assurances can be made that the Company will raise sufficient funds as planned.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $19,504 and $24,413 at March 31, 2015 and December 31, 2014, respectively.

The Company has no other material long-term obligations or hedging activities other than the term loan with an outstanding balance of $1,499,750 as of March 31, 2015. The term loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd.. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the loan. This loan is currently in default.

ABILITY TO EXPAND CUSTOMER BASE

The Company's future operating results depend on our ability to expand our customer base for broadband services and e-commerce portals. An increase in total revenue depends on our ability to increase the number of broadband and e-commerce portals, principally focusing on Asia. The degree of success of this depends on

•	our efforts to establish independent broadband sites in countries where conditions are suitable and attract paying users.
•	our ability to expand our offerings of content in entertainment and education, to include more niche channels and offerings.
•	our ability to provide content not only to personal computers but to encompass television, wireless application devices and 3G and 4G mobile devices.

ABILITY TO ACQUIRE NEW MEDIA CONTENT

The continued ability of the Company to acquire rights to new media content, at competitive rates, is crucial to grow and maintain the Company's business.

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

COMPETITION FROM BROADBAND CABLE AND TV NETWORKS OPERATORS

The competition of our services is provided by broadband cable network operators and TV networks. As traditional TV networks and cable TV operators provide an alternate supply of entertainment and on-demand broadband services, they are in competition with the Company, for market share. The Company, nevertheless, will continue to leverage on its advantage of ownership rights to its own portfolio of media content and its ability to provide broadband services over both cable and wireless networks, at competitive rates.

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

UNAUTHORIZED USE OF PROPRIETARY RIGHTS

Our copyrights, patents, trademarks, including our proprietary rights to certain domain names are very important to M2B's brand and success. While we make every effort to protect and stop unauthorized use of our proprietary rights, it may still be possible for third parties to obtain and use the intellectual property without authorization. The validity, enforceability and scope of protection of intellectual property in Internet-related industries remain uncertain and still evolving. Litigation may be necessary in the future to enforce these intellectual property rights. This will result in substantial costs and diversion of the Company's resources and could disrupt its business, as well as have a material adverse effect on its business.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of March 31, 2015, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of March 31, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to create an Audit Committee due its limited financial resources and lack of independent directors. When the Company obtains sufficient funding, Management intends to create and appoint members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist.  We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

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

Changes In InternalControl Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

There have been no changes in the Company's internal control over financial reporting during the most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this report.

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

There is no assurance as to whether the Company will be able to maintain, or whether and how quickly the Company will be able to increase its user base, or whether the Company will be able to generate recurring subscription and advertising fees to such a level that would enable this line of business to achieve profitably. If the Company is not successful in these endeavors, the Company could be required to revise its business model, exit or reduce the scale of the business, or raise additional capital.

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

THE COMPANY RELIES ON THIRD PARTIES.

If critical services and products that the Company sources from third parties, such as content and network services, were to no longer available to the Company or at a considerably higher price than it currently pays for them, and suitable alternatives could not be found, the business could be harmed.

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

THE COMPANY COULD BE AFFECTED BY PIRACY IN ASIA.

The Company is in the process of expanding its services globally, and in particular is entering specific countries in Asia with customized country sites. These country sites are designated to suit viewership patterns and styles in the countries they are launched in, and make use of the Company's content and intellectual property rights to the content. The piracy of content is a significant problem in many Asian countries, and it is not uncommon to see movies and television dramas appearing on illegal internet sites, and sold as pirated DVDs and VCDs. The extent of this piracy of content in the specific countries that the Company is launching its sites will adversely affect to a certain degree the amount of advertising and subscription revenues that the Company could earn.

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

WE GENERATED A NET LOSS OF $155,721 AND $213,828 BEFORE TAXES FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND MARCH 31, 2014, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $155,721 for the three months ended March 31, 2015 compared to a consolidated net loss before taxes of $213,828 during 2014. We realized a deficit cash flow from operating activities of $94,909 and $255,346 for the three months ended March 31, 2015 and 2014 respectively. For the three months ended 31 March 2015, we had an accumulated deficit of $44,137,983 and a working capital deficiency of $3,527,747 compared to an accumulated deficit of $43,986,761 and a working capital deficiency of $3,465,271 for the year ended December 31, 2014. At at March 31, 2015, we had a stockholders' deficit of $3,502,387 compared to a stockholders' deficit of $3,436,666 as at December 31, 2014. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From February 10, 2015 to April 23, 2015, the Company issued a total of 1,720,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $172,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The proceeds of the private placements were used for working capital.

As of February 2015, the Company issued a total of 1,000,000 shares of common stock through its private placement of shares of common stock at a purchase price of $0.05 per share for a total amount of $50,000 to "accredited investors" as that term is defined in Regulation D of the Securities Act of 1933. The proceeds of the private placements were used for working capital.

The shares of the Company's preferred and common stocks in above private placements were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends.

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

Amaru, Inc. (Registrant)

May 15, 2015	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

