Form 10-Q
period 2015-06-30
AMARU INC
filed 2015-08-19
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to _______

Commission File Number 000-32695

Amaru, Inc.

(Exact name of registrant as specified in its charter.)

Nevada	88-0490089
(State of Incorporation)	(IRS Employer Identification No.)

35 Tai Seng l Street, #01-01 Tata Communications Exchange, Singapore 534103

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code (65) 6309 3055

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

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	203,911,303 shares
(Class)	(Outstanding at June 30, 2015)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended June 30, 2015

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$13,477	$24,413
Accounts receivable, net of allowance of $243,818 and $244,863 at June 30, 2015 and December 31, 2014, respectively	65,129	3,682
Other current assets, net of allowance of $119,439 at June 30, 2015 and December 31, 2014, respectively	59,743	71,275

Total current assets	138,349	99,370

Non-current assets
Property, plant and equipment, net	23,270	28,605

TOTAL ASSETS	$161,619	$127,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,832,646	$1,764,488
Advances from related parties	300,403	300,403
Term loan – in default	1,499,750	1,499,750

Total current liabilities	3,632,799	3,564,641

Total liabilities	3,632,799	3,564,641

Stockholders’ deficit
Preferred stock Series B Convertible (par value $0.001) 50,000,000 shares authorized; 23,687,478 and 20,167,478 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	23,687	20,167
Common stock (par value $0.001) 1,000,000,000 shares authorized; 203,911,303 and 202,911,303 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	203,911	202,911
Additional paid-in capital	44,566,528	44,169,048
Accumulated deficit	(44,368,489)	(43,986,761)

Total Amaru Inc.’s stockholders’ equity	425,637	405,365
Non-controlling interests	(3,896,817)	(3,842,031)

Total stockholders’ deficit	(3,471,180)	(3,436,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$161,619	$127,975

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE AND SIX MONTHS ENDED jUNE 30, 2015 and 2014 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$26,330	$7,005	$35,047	$14,806
Cost of services	(29,137)	(55,909)	(52,534)	(88,681)

Gross (loss)	(2,807)	(48,904)	(17,487)	(73,875)

Operating expenses
Distribution costs	7,093	69,466	12,448	83,985
Administrative expenses	267,573	287,303	453,338	463,479

Total expenses	274,666	356,769	465,786	547,464

(Loss) from operations	(277,473)	(405,673)	(483,273)	(621,339)

Other income (expense)
Interest expenses	(25,568)	(24,324)	(50,819)	(48,346)
Other	22,248	51,989	97,578	77,849

Net (loss) before noncontrolling interests	(280,793)	(378,008)	(436,514)	(591,836)
Noncontrolling interests	(50,287)	(62,625)	(54,786)	(99,011)

Net (loss) attributable to common stockholders	$(230,506)	$(315,383)	$(381,728)	$(492,825)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	203,911,303	194,656,710	203,734,507	194,656,710

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Preferred stock		Common stock		Additional		Non-	Total
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	paid-in capital	Accumulated deficit	controlling Interest	stockholders’ deficit
Balance at December 31, 2014	20,167,478	$20,167	202,911,303	$202,911	$44,169,048	$(43,986,761)	$(3,842,031)	$(3,436,666)
Issuance of preferred stock	3,520,000	3,520	–	–	348,480	–	–	352,000
Issuance of common stock	–	–	1,000,000	1,000	49,000	–	–	50,000
Net loss	–	–	–	–	–	(381,728)	(54,786)	(436,514)
Balance at June 30, 2015 (unaudited)	23,687,478	$23,687	203,911,303	$203,911	$44,566,528	$(44,368,489)	$(3,896,817)	$(3,471,180)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE SIX months ENDED June 30, 2015 AND 2014 (unaudited)

	Six Months Ended June 30
	2015	2014
Cash flows from operating activities
Net loss	$(436,514)	$(591,836)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	6,484	2,925
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(61,447)	13,249
Decrease (Increase) in other current assets	11,532	(130,795)
Increase in accounts payable and accrued expenses	68,158	55,450

Net cash (used in) operating activities	(411,787)	(651,007)

Cash flows from investing activities
Acquisition of equipment	(1,149)	(36,202)

Net cash (used in) financing activities	(1,149)	(36,202)

Cash flows from financing activities
Proceeds from sale of preferred stock	352,000	800,000
Proceeds from sale of common stock	50,000	–

Net cash provided by financing activities	402,000	800,000

Net (decrease) increase in cash	(10,936)	112,791
Cash and cash equivalents at beginning of period	24,413	33,338

Cash and cash equivalents at end of period	$13,477	$146,129

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

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

The unaudited interim consolidated financial statements of the Company as of June 30, 2015 and for the three and six months periods ended June 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for three and the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated recurring losses from operations of approximately $277,000 and $406,000 for the three months ended June 30, 2015 and 2014, respectively. And the Company has generated losses from operations of approximately $483,000 and $621,000 for the six months ended June 30, 2015 and 2014, respectively. These continued losses have created an accumulated deficit of approximately $44,368,000 as of June 30, 2015. The company is in default of its term loan and is subject to the continued forbearance of the lender. The Company also has a working capital deficit of approximately $3,494,000 at June 30, 2015. The Company has had and continues to have difficulty in raising adequate additional funding.

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

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and achieving adequate profitable operations, the Company will be forced to further reduce its costs, will be unable to repay its debt obligations currently in default or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

Valuation of long-lived assets

The Company accounts for long-lived assets under the Financial Accounting Standard Board (“FASB”) Accounting Standards Codification (“ASC”), ASC 360, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Management assesses the recoverability of its long-lived assets, which consist primarily of fixed assets and intangible assets with finite useful lives, whenever events or changes in circumstance indicate that the carrying value may not be recoverable. The following factors, if present, may trigger an impairment review: (i) significant underperformance relative to expected historical or projected future operating results; (ii) significant negative industry or economic trends; (iii) significant decline in the Company's stock price for a sustained period; and (iv) a change in the Company's market capitalization relative to net book value. If the recoverability of these assets is unlikely because of the existence of one or more of the above-mentioned factors, an impairment analysis is performed using a projected discounted cash flow method. Management must make assumptions regarding estimated future cash flows and other factors to determine the fair value of these respective assets. If these estimates or related assumptions change in the future, the Company may be required to record an impairment charge. Impairment charges would be included in the Company's consolidated statements of operations, and would result in reduced carrying amounts of the related assets on the Company's consolidated balance sheets.

Fair value of financial instruments

FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under ASC 820 are described below:

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

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of June 30, 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Advances from related party

Advances from a director and related party of $300,403 at June 30, 2015 and December 31, 2014, are unsecured, non-interest bearing and payable on demand.

Foreign currency translation

Transactions in foreign currencies are measured and recorded in the functional currency, U.S. dollars, using the Company's prevailing month exchange rate. The Company’s reporting currency is also in U.S. dollars. Accordingly, the Company does not have any foreign currency conversion adjustments.

Revenues

The Company's primary sources of revenue are from the sales of advertising space on interactive websites owned by the Company and subscription services.

The Company recognizes revenue in accordance with FASB ASC 605-10, Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service or product is performed or delivered and collectability of the resulting receivable is reasonably assured.

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

Cost of services

The cost of services pertaining to advertising and subscription and related services are the cost of bandwidth charges, channel design and alteration, copyright licensing, and hardware hosting and maintenance costs. All these costs are accounted for in the period incurred.

Income taxes

Deferred income taxes are determined in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income in years in which such temporary differences are expected to be recovered or settled. In addition, deferred taxes are also recognized for operating losses that are available to offset future taxable income. The effect on deferred income taxes of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

The Company files income tax returns in the United States jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. state income tax examinations by tax authorities for years before 2011. No income tax returns are currently under examination by any tax authorities.

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

Advertising

The cost of advertising is expensed as incurred. Advertising expenses were $2,193 and $44,615, respectively, for the three months ended June 30, 2015 and 2014, respectively, and $2,193 and $47,798, for the six months ended June 30, 2015 and 2014, respectively.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has proposed deferred the effective date to annual reporting periods beginning after December 15, 2017. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Prepayments	$29,204	$28,964
Deposits	27,517	39,246
Other receivables, net of $119,439 allowance at June 30, 2015 and December 31, 2014	3,022	3,065
	$59,743	$71,275

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of June 30, 2015 and December 31, 2014. An allowance for the full amount has been recorded due to the uncertainty of collection as of June 30, 2015 and December 31, 2014.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Office equipment	$968,057	$966,911
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	87,082	87,078
Pony set-top boxes	843,946	843,946
	1,910,085	1,908,935
Less: accumulated depreciation	(1,886,815)	(1,880,330)
	$23,270	$28,605

Depreciation expense was $3,239 and $2,046, for the three months ended June 30, 2015 and 2014, respectively, $6,484 and $2,925 for the six months ended June 30, 2015 and 2014, respectively.

6. FILM LIBRARY

The valuation of the film library is as follows:

	June 30, 2015	December 31, 2014
	(Unaudited)
Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

There was no amortization expense was incurred for the three and six months ended June 30, 2015 or 2014.

7. COMMITMENTS

Operating Lease

The Company leases office space on a month to month basis at a monthly rental of approximately $9,000 under operating leases. Total rental expense was $26,696 and $26,731, for the three months ended June 30, 2015 and 2014, respectively, $53,504 and $55,082 for the six months ended June 30, 2015 and 2014, respectively.

8. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $9,900,000 of unused U.S. net operating loss carry-forwards at June 30, 2015, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company had approximately $5,274,000 in deferred tax assets as of June 30, 2015 and the Company provided a full valuation allowance as of June 30, 2015.

The Company had available approximately $12,536,000 of unused Singapore tax losses and capital allowance carry-forwards at June 30, 2015 and December 31, 2014, respectively, that may be applied against future Singapore taxable income indefinitely, provided the Company satisfies the shareholdings test for the carry-forward of tax losses and capital allowances.

 The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2015, the Company maintained a full valuation allowance for the U.S. and Singapore deferred tax asset due to uncertainties as to the amount that will be realized.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	June 30, 2015	December 31, 2014
	(Unaudited)

Accounts payable	$557,904	$569,298
Accrued expenses	79,878	79,878
Interest payable on term loan	542,807	511,953
Payroll payable	139,832	139,832
Deposits and advance from customers	6,647	6,761
Professional fees	335,797	456,766
Other payable	169,781	–
	$1,832,646	$1,764,488

10. TERM LOAN

	June 30, 2015	December 31, 2014
	(Unaudited)

Term loan	$1,499,750	$1,499,750

The convertible loan represented a two year convertible loan drawn down by a subsidiary Company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The due date of this loan was July 7, 2010 and was convertible into shares of the subsidiary at $0.942 per share through June 29, 2012. This loan is currently in default. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the loan. Interest expense was $25,568 and $24,324 for the three months ended Jun 30, 2015 and 2014, respectively, $50,819 and $48,346 for the six months ended June 30, 2015 and 2014, respectively.

11. PREFERRED STOCK- SERIES B CONVERTIBLE

Each share of the company’s series B preferred stock is convertible into 10 shares of common stock and entitles the holder to 10 votes. As of June 30, 2015 and December 31, 2014, there are outstanding 23,687,478 and 20,167,478 shares, respectively.

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

M2B WORLD PTE. LTD.

M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and oversees the Asian business. With effect from September 1, 2006, the Company's Asian business was overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd. As of June 30, 2015, this subsidiary is dormant.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005 to handle and oversee the Company's business in Australia. As of June 30, 2015, this subsidiary is dormant.

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

TREMAX INTERNATIONAL LIMITED AND M2B WORLD TRAVEL LIMITED

Tremax International Limited and M2B World Travel Limited are both incorporated in the British Virgin Islands on June 8, 2006 and May 3, 2005 respectively. Both companies are investment holdings companies. As of June 30, 2015, both companies are dormant .

RESULTS OF OPERATIONS

REVENUE

Financial Statement

•	Revenue for the three months ended June 30, 2015 was $26,330 compared with $7,005 for the same period in 2014. Revenue for the six months ended June 30, 2015 was $35,047 compared with $14,806 for the same period in 2014.

•	The Company's cash balance was $13,477 at June 30, 2015 compared with $24,413 at December 31, 2014.

Revenue

Revenue for the three and six months ended June 30, 2015 at $26,330 and $35,047 were higher than revenue of $7,005 and $14,806 for the three and six months ended June 30, 2014, respectively. It was mainly due to an increase in advertising revenue from new customers for the three and six months ended June 30, 2015.

Cost of Services

Cost of services for the three and six months ended June 30, 2015 were $29,137 and $52,534 which decreased from $55,909 and $88,681 for the three and six months ended June 30, 2014, respectively. The decrease was mainly due to cost spending on web video movies and other related production costs during the three and six months ended June 30, 2015.

DISTRIBUTION EXPENSES

Distribution expenses for the three and six months ended June 30, 2015 were $7,093 and $12,448 compared to $69,466 and $83,985 incurred for the three and six months ended June 30, 2014, respectively.

The lower distribution expenses were due to decreased spending on advertising and marketing costs during the three and six months ended June 30, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and six months ended June 30, 2015 were $267,573 and $453,338 as compared to $287,303 and $463,479 for the three and six months ended June 30, 2014, respectively.

The decrease in general and administrative expenses for the period ended June 30, 2015 was attributed mainly to the decrease in legal and professional costs for the period ended June 30, 2015.

(LOSS) FROM OPERATIONS

The Company incurred a loss from operations of $277, 473 and $483,273 for the three and six months ended June 30, 2015 as compared to the loss from operations of $405,673 and $621,339 for the three and six months ended June 30, 2014, respectively, mainly due to decrease in cost of services and distribution costs.

NET LOSS BEFORE NON-CONTROLLING INTERESTS

Net loss before non-controlling interests for the three months ended June 30, 2015, was $280,793 which decreased by $97,215 (26%) from net loss of $378,008 for the three months ended June 30, 2014, it was mainly due to the decrease in cost of services and distribution costs for the three months ended June 30, 2015, income had increased by $19,325 (276%) from $7,005 for the three months ended June 30, 2014 to $26,330 for the three months ended June 30, 2015.

Net loss before non-controlling interests for the six months ended June 30, 2015, was $436,514 which decreased by $155,322 (26%) from net loss of $591,836 for the six months ended June 30, 2014, it was mainly due to the decrease in cost of services and distribution costs for the six months ended June 30, 2015, income had increased by $20,241 (137%) from $14,806 for the six months ended June 30, 2014 to $35,047 for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $13,477 at June 30, 2015 as compared to cash of $24,413 at December 31, 2014.

Our operations have been financed by the proceeds from its private placements of shares.

During the three and six months ended June 30, 2015, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $13,477 and $24,413 at June 30, 2015 and December 31, 2014, respectively.

The Company has no other material long-term obligations or hedging activities other than the term loan with an outstanding balance of $1,499,750 as of June 30, 2015. The term loan represents a two year convertible loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd.. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the loan. .

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of June 30, 2015, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of June 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

To date, the Company has not been able to create an Audit Committee due its limited financial resources and lack of independent directors. When the Company obtains sufficient funding, Management intends to create and appoint members to the Audit Committee and charge them with assisting the Company in addressing the material weaknesses noted above. The Company’s lack of current financial resources makes it impossible for the Company to hire the appropriate personnel needed to overcome these weaknesses and ensure that appropriate controls and separation of responsibilities of a larger organization exist. We also will continue to follow the standards for the Public Company Accounting Oversight Board (United States) for internal control over financial reporting to include procedures that:

•	Pertain to the maintenance of records in reasonable detail accurately that fairly reflect the transactions and dispositions of the Company's assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Changes In InternalControl Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

WE GENERATED A NET LOSS OF $280,793 AND $378,008 BEFORE TAXES FOR THE THREE MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014, RESPECTIVELY, $436,514 AND $591,836 BEFORE TAXES FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND JUNE 30, 2014, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $280,793 and $436,514 for the three and six months ended June 30, 2015 compared to a consolidated net loss before taxes of $378,008 and $591,836 during 2014, respectively. We realized a deficit cash flow from operating activities of $411,787 and $651,007 for the six months ended June 30, 2015 and 2014 respectively. For the three and six months ended June 30, 2015, we had an accumulated deficit of $44,368,489 and a working capital deficiency of $3,494,450 compared to an accumulated deficit of $43,986,761 and a working capital deficiency of $3,465,271 for the year ended December 31, 2014. On June 30, 2015, we had a stockholders' deficit of $3,471,180 compared to a stockholders' deficit of $3,436,666 as at December 31, 2014. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of April 23, 2015 to June 3, 2015, the Company issued a total of 3,120,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $312,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The proceeds of the private placements were used for working capital.

The shares of the Company's preferred stocks in above private placements were issued and sold in reliance upon the exemption provided by Section 4(a)(2) and/or Regulation D/Regulation S of the Securities Act of 1933. Appropriate investment representations were obtained and the securities were issued with restrictive legends

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

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

* To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Amaru, Inc. (Registrant)

August 19, 2015	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

