Form 10-Q/A
period 2015-06-30
AMARU INC
filed 2015-08-26
CIK 1139822

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 19, 2015.

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

Amaru, Inc. (Registrant)

August 26, 2015	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

4