Form 10-Q
period 2015-09-30
AMARU INC
filed 2015-11-16
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Mark one:

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2015

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

Large accelerated reporting filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller company ☒
(Do not check if a smaller reporting)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $0.001 par value	203,911,303 shares
(Class)	(Outstanding at September 30, 2015)

AMARU, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q for the Period Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (IN U.S. $)

SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets
Cash	$22,935	$24,413
Accounts receivable, net of allowance of $240,509 and $244,863 at September 30, 2015 and December 31, 2014, respectively	60,854	3,682
Other current assets, net of allowance of $119,439 at September 30, 2015 and December 31, 2014, respectively	60,192	71,275

Total current assets	143,981	99,370

Non-current assets
Property, plant and equipment, net	20,031	28,605

TOTAL ASSETS	$164,012	$127,975

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$1,843,912	$1,764,488
Advances from related parties	300,403	300,403
Term loan – in default	1,499,750	1,499,750

Total current liabilities	3,644,065	3,564,641

Total liabilities	3,644,065	3,564,641

Stockholders’ (deficit)
Preferred stock - Series B Convertible (par value $0.001) 50,000,000 shares authorized; 24,887,478 and 20,167,478 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	24,887	20,167
Common stock (par value $0.001) 1,000,000,000 shares authorized; 203,911,303 and 202,911,303 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	203,911	202,911
Additional paid-in capital	44,745,328	44,169,048
Deficit	(44,558,913)	(43,986,761)

Total Amaru Inc.’s stockholders’ equity	415,213	405,365
Non-controlling interests	(3,895,266)	(3,842,031)

Total stockholders’ (deficit)	(3,480,053)	(3,436,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$164,012	$127,975

See accompanying notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS (IN U.S. $)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 and 2014 (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues	$25,127	$8,023	$60,174	$22,829
Cost of revenue	(28,460)	(30,415)	(80,994)	(119,096)

Gross (loss)	(3,333)	(22,392)	(20,820)	(96,267)

Operating expenses
Distribution costs	8,080	–	20,528	83,336
Allowance for doubtful accounts	–	–	–	–
Administrative expenses	171,127	256,536	624,465	720,664

Total expenses	179,207	256,536	644,993	804,000

(Loss) from operations	(182,540)	(278,928)	(665,813)	(900,267)

Other income (expense)
Interest expense	(25,889)	(24,629)	(76,708)	(72,975)
Equipment written off	–	(960)	–	(960)
Sundry income	19,556	4,190	117,134	82,039

Net (loss) before noncontrolling interests	(188,873)	(300,325)	(625,387)	(892,161)
Noncontrolling interests	1,551	(33,642)	(53,235)	(132,653)

Net (loss) attributable to common stockholders	$(190,424)	$(266,683)	$(572,152)	$(759,508)

Loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding, basic and diluted	203,911,303	194,656,710	203,794,087	194,656,710

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT (IN U.S. $)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Deficit	Minority Interest	Total stockholders’ deficit

Balance at December 31, 2014	20,167,478	$20,167	202,911,303	$202,911	$44,169,048	$(43,986,761)	$(3,842,031)	$(3,436,666)
Issuance of preferred stock	4,720,000	4,720	–	–	527,280	–	–	532,000
Issuance of common stock	–	–	1,000,000	1,000	49,000	–	–	50,000
Net (loss)	–	–	–	–	–	(572,152)	(53,235)	(625,387)
Balance at September 30, 2015 (unaudited)	24,887,478	$24,887	203,911,303	$203,911	$44,745,328	$(44,558,913)	(3,895,266)	$(3,480,053)

See accompanying notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE NINE months ENDED SEPTEMBER 30, 2015 AND 2014 (unaudited)

	Nine Months Ended September 30
	2015	2014
Cash flows from operating activities
Net (loss)	$(625,387)	$(892,161)
Adjustment to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	9,723	6,330
Equipment written off		960
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(57,172)	13,207
Decrease (Increase) in other current assets	11,083	(69,791)
Increase in accounts payable and accrued expenses	79,424	142,044

Net cash (used) in operating activities	(582,329)	(799,411)

Cash flows from investing activities
Acquisition of equipment	(1,149)	(36,202)

Net cash (used) in financing activities	(1,149)	(36,202)

Cash flows from financing activities
Issuance of preferred stock	532,000	840,000
Issuance of common stock	50,000	–

Net cash provided by financing activities	582,000	840,000

Net (decrease) increase in cash	(1,478)	4,387
Cash, beginning of period	24,413	33,338

Cash, end of period	$22,935	$37,725

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income taxes	$–	$–

See accompanying notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

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

The unaudited interim consolidated financial statements of the Company as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the SEC which apply to interim financial statements. Accordingly, they do not include all of the information and footnotes normally required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. The interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Form 10-K filed with the SEC. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for future quarters or for the year ending December 31, 2015.

All consolidated financial statements and notes to the consolidated financial statements are presented in United States dollars (“US Dollar” or “US$” or “$”).

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated recurring losses from operations of approximately $183,000 and $279,000 for the three months ended September 30, 2015 and 2014, respectively, and has generated losses from operations of approximately $666,000 and $900,000 for the nine months ended September 30, 2015 and 2014, respectively. These continued losses have created a deficit of approximately $44,559,000 as of September 30, 2015. The Company also has a working capital deficit of approximately $3,500,000 and has been and continues to be in payment default under its term loan at September 30, 2015. The Company has had and continues to have difficulty in raising adequate additional funding.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company will require additional financing in order to execute its operating plan and continue as a going concern. The Company cannot predict whether this additional financing will be in the form of equity, debt or another form. The Company may not be able to obtain the necessary additional capital or financing on a timely basis, on acceptable terms, or at all. The Company plans to attempt to address its working capital deficiency by increasing its revenues, maintaining strict expense controls and seeking strategic alliances.

In the event that these financing sources do not materialize, or the Company is unsuccessful in increasing its revenues and achieving adequate profitable operations, the Company will be forced to further reduce its costs, may be unable to repay its debt obligations currently in default or respond to competitive pressures, any of which circumstances would have a material adverse effect on its business, prospects, financial condition and results of operations.

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

The Company completed an impairment evaluation in the fourth quarter 2009 and the film library was determined to be impaired. In conducting the analysis, the Company used a discounted cash flow approach in estimating fair value as market values could not be readily determined given the unique nature of the respective assets. Based upon the analysis the Company determined that carrying amount of the film library was fully impaired, as reflected in Note 6.

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

FASB ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of September 30, 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, receivables, other current assets and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

Advances from related party

Advances from a director and related party of $300,403 at September 30, 2015 and December 31, 2014, are unsecured, non-interest bearing and payable on demand.

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

Income taxes

Deferred income taxes are determined in accordance with FASB ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred income taxes are measured using enacted tax rates expected to apply to taxable income or expense in years in which such temporary differences are expected to be recovered or settled. In addition, deferred taxes are also recognized for operating losses that are available to offset future taxable income. The effect on deferred income taxes of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date. A valuation allowance is established to reduce any deferred tax asset for which it is determined that it is more likely than not that some portion of the deferred tax asset will not be realized.

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

Advertising

The cost of advertising is expensed as incurred. Advertisement expense were $4,553 and 3,009 for the three months ended September 30, 2015 and 2014, respectively, and $6,746 and $50,807 for the nine months ended September 30, 2015 and 2014, respectively.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In August, 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods with that reporting period. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU")ASU 2015-03, simplifying the Presentation of Debt Issuance Costs. The new standard will require debt issuance costs to be presented on the balance sheet as a direct reduction of the carrying value of the associated debt liability, consistent with the presentation of debt discounts. Currently, debt issuance costs are presented as a deferred asset. The recognition and measurement requirements will not change as a result of this guidance. The standard is effective for the annual reporting periods beginning after December 15, 2015 and will be applied on a retrospective basis. This amendment will not have a material impact on the Company’s financial statements.

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

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. For all entities, the ASU is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. The Company is currently assessing the potential impact, if any, the adoption of ASU 2014-15 may have on its condensed financial statements. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In August 2014, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern and requires additional disclosures if certain criteria are met. This guidance is effective for fiscal periods ending after December 15, 2016, with early adoption permitted. This accounting standard update is not expected to have any impact on the Company’s consolidated financial statements.

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2014-12, “Accounting for Share-Based Payments When the terms of an award provide that a performance target could be achieved after the requisite service period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. This accounting standard update is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in ASC 605, “Revenue Recognition.” The core principle of this updated guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new rule also requires additional disclosures about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The FASB has proposed deferred the effective date to annual reporting periods beginning after December 15, 2017. Companies are permitted to adopt this new rule utilizing either a full or modified retrospective approach. Early adoption is not permitted. The Company has not yet determined the potential impact of this updated authoritative guidance on its consolidated financial statements.

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Prepayments	$31,322	$28,964
Deposits	25,989	39,246
Other receivables, net of $119,439 allowance at September 30, 2015 and December 31, 2014	2,881	3,065
	$60,192	$71,275

A $100,000 non-interest bearing loan that was made to a third party has been included in other receivables as of September 30, 2015 and December 31, 2014. An allowance for the full amount has been recorded due to the uncertainty of collection as of September 30, 2015 and December 31, 2014.

5. PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Office equipment	$968,057	$966,911
Motor vehicles	11,000	11,000
Furniture, fixture and fittings	87,082	87,078
Pony set-top boxes	843,946	843,946
	1,910,085	1,908,935
Less: accumulated depreciation	(1,890,054)	(1,880,330)
	$20,031	$28,605

Depreciation expense was $3,239 and $3,405 for the three months ended September 30, 2015 and 2014, respectively, and $9,723 and $6,330 for the nine months ended September 30, 2015 and 2014, respectively.

6. FILM LIBRARY

The valuation of the film library is as follows:

	September 30, 2015	December 31, 2014
	(Unaudited)

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

There was no amortization expense for the three and nine months ended September 30, 2015 or 2014.

7. LEASE

The Company leases office space on a month to month basis at a monthly rental of approximately $9,000. Total rent expense was $25,491 and $25,899 for the three months ended September 30, 2015 and 2014, respectively, and $78,995 and $80,981 for the nine months ended September 30, 2015 and 2014, respectively.

8. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $10,090,000 of unused U.S. net operating loss carry-forwards at September 30, 2015, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company had approximately $5,300,000 and 5,200,000 in deferred tax assets as of September 30, 2015 and December 31, 2014 and the Company provided a full valuation allowance as of September 30, 2015.

The Company had available approximately $12,725,000 of unused Singapore tax losses and capital allowance carry-forwards at September 30, 2015 and December 31, 2014, respectively, that may be applied against future Singapore taxable income indefinitely, provided the Company satisfies the shareholdings test for the carry-forward of tax losses and capital allowances.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2015 and December 31, 2014, the Company maintained a full valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

	September 30, 2015	December 31, 2014
	(Unaudited)

Accounts payable	$560,530	$569,298
Accrued expenses	79,878	79,878
Interest payable on term loan	542,807	511,953
Payroll payable	139,832	139,832
Deposits and advance from customers	6,290	6,761
Professional fees payable	344,794	456,766
Other payable	169,781	–
	$1,843,912	$1,764,488

10. TERM LOAN

	September 30, 2015	December 31, 2014
	(Unaudited)

Term loan-Default	$1,499,750	$1,499,750

The convertible loan represented a two year convertible loan drawn down by a subsidiary Company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The due date of this loan was July 7, 2010 and was convertible into shares of the subsidiary at $0.942 per share through June 29, 2012. This loan is currently in default. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the loan. Interest expense was $25,889 and $24,629 for the three months ended September 30, 2015 and 2014, respectively, $76,708 and $72,975 for the nine months ended September 30, 2015 and 2014, respectively.

11. PREFERRED STOCK- SERIES B CONVERTIBLE

Each share of the company’s series B preferred stock is convertible into 10 shares of common stock and entitles the holder to 10 votes. As of September 30, 2015 and December 31, 2014, there are outstanding 24,887,478 and 20,167,478 shares, respectively.

12. SUBSEQUENT EVENT

On October 29, 2015, the Company issued a total of 30,000,000 shares of its common stock, $0.001 par value per share, to its officers and directors at $0.02 per share. The shares were issued pursuant to the Company’s 2013 Equity Compensation Plan ("2013 Plan") which provides for the grant to directors, officers, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 30,000,000 shares of common stock. The 2013 Plan has been approved by the Company's Board of Directors and its shareholders, and has been subsequently registered on the registration statement on Form S-8.

The shares were issued as follows, pursuant to the re-offering prospectus filed by the Company:

Name and position	Dollar value ($)	Number of shares*
Chua Leong Hin, CEO and Director	$200,000	10,000,000
Sakae Torisawa, Chairman of the Board	$200,000	10,000,000
Percy Chua Soo Lian, Director	$200,000	10,000,000

______________

* based on the closing purchase price of $0.02 per share as of October 29, 2015

The Company will not receive any proceeds from the sale of the shares issued under the 2013 Plan to the above officers and directors.

Management evaluated all activity of the Company and concluded that there were no other subsequent events to disclose though November 13, 2015.

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

M2B WORLD PTE. LTD.

M2B World Pte. Ltd. was incorporated on April 3, 2003. This subsidiary used to oversee the management and operation of the Company as a whole and our Asian business. From September 1, 2006, the Company's Asian business is overseen by another subsidiary, M2B World Asia Pacific Pte. Ltd. As of September 30, 2015, this subsidiary is dormant.

M2B WORLD, INC.

M2B World, Inc., a California corporation, was incorporated on January 24, 2005. This subsidiary handled and oversaw the Company's business in the U.S in the past. The Company currently does not maintain an office space in the US. and currently has no operations.

On May 27, 2005, M2B World, Inc. entered into an agreement with Indie Vision Films, Inc., a California corporation, to purchase 20% of the beneficial ownership of Indie Vision Films, Inc. which provided to M2B World, Inc. access to the library of programs of Indie Vision Films, Inc. The Company amended the agreement on December 22, 2009 to convert its investment into content rights, thereby giving up its 20% share of beneficial ownership for library rights that the Company could exploit commercially for international use.

M2B WORLD ASIA PACIFIC PTE. LTD.

M2B World Asia Pacific Pte Ltd was incorporated in the Republic of Singapore in August 2006 for the purposes of handling all the business operations of the Company in the Asia Pacific region. This Company had taken over the Asian business operations as well as the assets and liabilities of M2B World Pte. Ltd. from September 1, 2006.

On January 3, 2007, M2B World Asia Pacific Pte Ltd, issued 7,778,014 shares of common stock through a private placement at a price of $0.77 a share for a total amount of $6,000,000. This had effectively reduced the Company's effective equity interest in M2B World Asia Pacific Pte. Ltd from 100% to 81.6%.

On July 8, 2008, M2B World Asia Pacific Pte Ltd signed a two year convertible loan agreement with a third party for $2,500,000 in funding. Prior to 2014, the Company made repayments bringing the balance to $1,499,750. The convertible loan represented a two year convertible loan drawn by this subsidiary. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the borrower to convert the loan into shares of the Company at the issue price of $0.942 per share at the end of the two year period. The loan bears an interest rate of 5.0% per annum, and matured on July 7, 2010. The note was obtained from a company in which a board member is the Joint Company Secretary of the lender. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to November 30, 2011.  The loan was further granted extension to June 29, 2012 and an extension of the due date is being negotiated. This loan is currently in payment default.

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

The Company had entered into an investment agreement on January 12, 2006, with Khoo Kim Leng, the beneficial owner of Dai Long Co., Ltd, which holds a valid casino license and freehold land and operates an integrated resort in the Kingdom of Cambodia. The resort features a hotel, guest house, shopping arcade, entertainment and amusement center and some gaming tables. The resort was completed and commenced operations in 2006. As of December 31, 2011, the company had invested $2,802,613 in relation to this investment. This investment had been fully impaired as of March 31, 2014 and was written off as of December 31, 2014.

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005 to handle and oversee the Company's business in Australia. As of September 30, 2015, this subsidiary is dormant.

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

RESULTS OF OPERATIONS

REVENUE

Revenue for the three months ended September 30, 2015 was $25,127 compared with $8,023 for the same period in 2014. Revenue for the nine months ended September 30, 2015 at $60,174 was higher than revenue of $22,829 for the nine months ended September 30, 2014. It was mainly due to an increase in advertising revenue from new customers for the nine months ended September 30, 2015.

Cost of Revenue

Cost of revenue for the three and nine months ended September 30, 2015 were $28,460 and $80,994 which decreased from $30,415 and $119,092 for the three and nine months ended September 30, 2014, respectively. The decrease was mainly due to lower cost of web video movies and other related production costs during the three and nine months ended September 30, 2015.

DISTRIBUTION EXPENSES

Distribution expenses for the three and nine months ended September 30, 2015 were $8,080 and $20,528 compared to $0 and $83,336 incurred for the three and nine months ended September 30, 2014, respectively.

The lower distribution expenses were due to decreased spending on advertising and marketing costs during the three and nine months ended September 30, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three and nine months ended September 30, 2015 were $171,127 and $624,465 as compared to $256,536 and $720,664 for the three and nine months ended September 30, 2014.

The decrease in general and administrative expenses for the period ended September 30, 2015 was attributed mainly to the decrease in legal and professional costs for the three and nine months ended September 30, 2015.

(LOSS) FROM OPERATIONS

The Company incurred a loss from operations of $182,540 and $665,813 for the three and nine months ended September 30, 2015 as compared to the loss from operations of $278,926 and $900,265 for the three and nine months ended September 30, 2014, respectively, mainly due to decrease in cost of services and distribution costs.

NET LOSS BEFORE NON-CONTROLLING INTERESTS

The net loss before non-controlling interests for the three months ended September 30, 2015, was $188,873 which decreased by $111,452 (37%) from net loss of $300,325 for the three months ended September 30, 2014, it was mainly due to the decrease in cost of services and distribution costs for the three months ended September 30, 2015, income had increased by $17,104 (213%) from $8,023 for the three months ended September 30, 2014 to $25,127 for the three months ended September 30, 2015.

The net loss before non-controlling interests for the nine months ended September 30, 2015, was $625,387 which decreased by $266,774 (30%) from net loss of $892,161 for the nine months ended September 30, 2014, it was mainly due to the decrease in cost of services and distribution costs for the nine months ended September 30, 2015, income had increased by $37,345 (164%) from $22,829 for the nine months ended September 30, 2014 to $60,174 for the nine months ended September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash at $22,935 at September 30, 2015 as compared to cash of $24,413 at December 31, 2014.

Our operations have been financed by the proceeds from the Company’s private placements of equity.

During the nine months ended September 30, 2015, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly the Company believes its exposure to market interest rate risk is not material.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not believe that it faces material market risk with respect to its cash which totaled $22,935 and $24,413 at September 30, 2015 and December 31, 2014, respectively.

The Company has no other material long-term obligations or hedging activities, The Company’s convertible term loan which has been and continues to in payment default was $1,499,750 as of September 30, 2015. The term loan represents a loan drawn down by a subsidiary company, M2B World Asia Pacific Pte. Ltd. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended to June 29, 2012. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the loan.

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

ABILITY TO ACQUIRE NEW MEDIA CONTENT

The ability of the Company to acquire rights to new media content, at competitive rates, is crucial to grow and maintain the Company's business.

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

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal controls over financial reporting for the Company.  Due to limited resources, Management conducted an evaluation of internal controls based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The results of this evaluation determined that our internal control over financial reporting was ineffective as of September 30, 2015, due to material weaknesses.  A material weakness in internal control over financial reporting is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•	The small size of our Company limits our ability to achieve the desired level of separation of duties for and financial reporting. We do not have a separate CEO and CFO, to review and oversee the financial policies and procedures of the Company, which does achieve a degree of separation. Until such time as the Company is able to hire a separate CFO, we do not believe we meet the full requirement for separation.

•	We do not have a functional audit committee since our Board of Directors acts as the audit committee.

•	We have not achieved the desired level of documentation of our internal controls and procedures. When the Company obtains sufficient funding, this documentation will be strengthened through utilizing a third party consulting firm to assist management with its internal control documentation and further help to limit the possibility of any lapse in controls occurring.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of September 30, 2015, the Company's internal control over financial reporting was not effective based on the criteria in Internal Control - Integrated Framework issued by the COSO.

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

Changes In Internal Control Over Financial Reporting

Our management determined that there were no changes made in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

The Company's liquidity and capital resources remain limited. There can be no assurance that the Company's liquidity or capital resource position would allow us to continue to pursue our current business strategy. The Company's quoted equity securities held as assets are dependent on the market value. Any fluctuations or downturn in the securities market could adversely affect the value of these equity securities held. As a result, without achieving growth in its business along the lines it has projected, it would have to alter its business plan or further augment its cash flow position through cost reduction measures, sales of assets, additional financings or a combination of these actions. One or more of these actions would likely substantially diminish the value of its common stock.

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

COMPETITION IN THE BROADBAND BUSINESS IS EXPECTED TO INCREASE, WHICH COULD CAUSE THE BUSINESS TO FAIL.

The Company's Broadband services are targeted to the end user market. As the Broadband penetration rates increase globally, an increasing number of well-funded competitors have entered the market. Companies that compete with the Company's business include telecommunications, cable, content management and network delivery companies when have significant revenues.

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

While the Company has ample through-put capacity to handle its customers' requirements for the medium term, at some point it may be required to materially expand and/or upgrade its technology and network hardware and software. The Company may not be able to accurately project the rate of increase in usage of its network. In addition, it may not be able to expand and/or upgrade its systems and network hardware and software capabilities in a timely manner to accommodate increased traffic on its network. If the Company does not appropriately expand and/or upgrade its systems and network hardware and software in a timely fashion, it may lose customers and revenues.

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

THE COMPANY RELIES ON THIRD PARTIES.

If critical services and products that the Company sources from third parties, such as content and network services, were be no longer available to the Company or at a considerably higher price than it currently pays for them, and suitable alternatives could not be found, the business could be harmed.

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

WE GENERATED A NET LOSS OF $190,424 AND $266,683 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014, RESPECTIVELY, $572,152 AND $759,508 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND SEPTEMBER 30, 2014, RESPECTIVELY. WE MAY BE UNABLE TO CONTINUE AS A GOING CONCERN.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss of $190,424 and $572,152 for the three and nine months ended September 30, 2015 compared to a consolidated net loss of $266,683 and $759,508 during 2014, respectively. We realized a deficit cash flow from operating activities of $582,329 and $799,411 for the nine months ended September 30, 2015 and 2014 respectively. For the nine months ended September 30, 2015, we had a deficit of $44,558,913 and a working capital deficiency of $3,500,084 compared to a deficit of $43,986,761 and a working capital deficiency of $3,465,271 for the year ended December 31, 2014. At September 30, 2015, we had a stockholders' deficit of $3,480,053 compared to a stockholders' deficit of $3,436,666 as at December 31, 2014. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As of August 27, 2015, the Company issued a total of 600,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.20 per share for a total amount of $120,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The proceeds of the private placements were used for working capital.

As of September 28, 2015, the Company issued a total of 600,000 shares of Series B Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $60,000, to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series B Convertible Preferred Stock is convertible into ten (10) shares of common stock. The proceeds of the private placements were used for working capital.

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

Amaru, Inc. (Registrant)

November 16, 2015	By:	/s/ Chua Leong Hin
President, Chief Executive Officer and Chief Financial Officer

