Form 10-K
period 2015-12-31
AMARU INC
filed 2016-09-26
CIK 1139822

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(MARK ONE)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 31, 2016, the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant computed by reference to the closing sale price of the common stock as of July 31, 2016 at $0.01 per share as reported by the FINRA OTC BB was $2,040,753. For purposes of this computation all officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed an admission that such officers, directors and beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of registrant's common stock, $0.001 par value per share, was 235,788,132 as of July 31, 2016. The registrant has no outstanding non-voting common equity.

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

None

Amaru, Inc.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

TABLE OF CONTENTS

		Page
	Forward Looking Statements	ii

PART I

Item 1	Business	1
Item 1A	Risk Factors	10
Item 1B	Unresolved Staff Comments	14
Item 2	Properties	14
Item 3	Legal Proceedings	14
Item 4	Mine Safety Disclosures	14

PART II

Item 5	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15
Item 6	Selected Financial Data	17
Item 7	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A	Quantitative and Qualitative Disclosures About Market Risk	23
Item 8	Financial Statements and Supplementary Data	25
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	26
Item 9A	Controls and Procedures	26
Item 9B	Other Information	27

PART III

Item 10	Directors and Executive Officers and Corporate Governance	28
Item 11	Executive Compensation	32
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	35
Item 13	Certain Relationships and Related Transactions, and Director Independence	37
Item 14	Principal Accounting Fees and Services	38

PART IV

Item 15	Exhibits and Financial Statement Schedules	28
	Signatures	39

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

Globally, Amaru, Inc. is expanding through several of its subsidiaries, including:

1. M2B World, Inc.	focuses on the US market

2. M2B World Asia Pacific Pte. Ltd.	oversees the Asia Pacific business and directs the Asian markets through this office

3. M2B Australia Pty. Ltd.	oversees Oceania markets

4. M2B Commerce Limited	focuses on digit games in Cambodia

5. Amaru Holdings Limited	focuses on content syndication and distribution in areas other than Asia Pacific region

6. M2B World Holdings Limited	focuses on content syndication and distribution in Asia Pacific region

7. M2B World Pte. Ltd.	provides management services to fellow subsidiaries of the Company

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

The Company has entered into strategic alliances and / or agreements with key providers to support the marketing and distribution of its products and services in different territories. Among its key providers are Samsung Asia Pte Ltd, Panasonic Asia Pacific Pte Ltd (Singapore), Google Ireland Limited, LG Electronics Inc. (Korea), Yahoo Asia Pacific Pte Ltd, Beijing Bellamind Picture Ltd. (China), Infocomm Development Authority of Singapore, Automoto TV (Europe), Opera Software ASA (Europe), FCCE Distribution (FCCE), PT. LEJEL E&M (Arjuna TV), Stand Inc (for Gyao Yahoo Japan), The Dive Channel, Shortman Films Pte Ltd, Everymedia Technologies Pvt Ltd. Splash News & Picture Agency, LLC. (UK). Himalayan Global Technowave Pte Ltd (Singapore), Zeasn Information Technology Co.,. Ltd. (Taiwan), Hisense International Co.,. Ltd (China). The Company will continue to forge strategic partnership opportunities including live TV streaming over mobile and smart TVs, and in the area of web-enabled mobile devices and extend its accessibility to customers of its broadband websites and services.

GROWTH STRATEGIES

The Company's growth strategies consist of:

•	Target ethnic community viewership in Singapore and launch related channels on OTT platforms.
•	To stream Live TV channels on mobile and moving on to smart TV across globally.
•	Continuing to build its library of content rights on the broadband to provide sustained high quality on-demand video-based entertainment, live tv (linear Channels) and e-commerce that will maintain and grow its worldwide base of viewers.
•	Penetrating new markets to deliver WOWtv branded content to any screen including PC, Smart Phones and Smart TVs, as well as wireless mobile devices like iPads / tablets and to establish new delivery channels such as OTT (over the top) to meet the changing preferences of viewers and consumers, worldwide.
•	Capitalizing on its growing worldwide viewer and consumer base by aggressively signing up subscribers, as well as advertisers onto its on-demand interactive broadband delivery channels for entertainment, online games and e-commerce.

Consumers access the Company's entertainment sites through its main website, www.amaruinc.com or directly go to the entertainment sites at www.wowtv.com. We have been moving ahead with the market with latest technologies, and customers can now watch contents through various smart phones and smart tv apps.

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

High Definition and adaptive bit rate streaming

•	New Community and User Generated Content
•	Live TV broadcast
•	Social Networking

All these features compliment the existing extensive VOD service available on WOWtv. The service was also designed into two main tiers, namely:

•	Free Tier - Web TV channels are provided free to viewers without the need to register and are advertising supported.

The initiatives were taken to retain and expand viewership. The plan for an extended viewership base through the expanded features is expected to add value to the WOWtv service and potentially lead to new revenue sources and increase advertising revenue in the years ahead. Content revenue from Yahoo was received on a monthly basis in fiscal year ended December 31, 2015. The WOWtv service had, as of February 2009, been further developed and relaunched on a global basis in addition to the site in Singapore. In April 2009, the WOWtv service was extended to cover China with the launching of its Chinese site. The WOWtv global service is available on www.wowtv.com, the Singapore service on sg.wowtv.com. and the China service on cn.wowtv.com.

CONSUMER MARKETING

The Company's broadband entertainment websites attract viewers from all over the world. The Company's strategy of converting visitors into customers lies in a combination of incentives, including seasonal promotions that take advantage of the Company's customer database and broadband websites. The Company plans to negotiate special rates and benefits to obtain access to a superior online inventory for the customers. The increasing scale of the business should enable the Company to negotiate on more favorable terms. Through research with visitors and customers, the Company is developing new programs and features (including personalization and loyalty incentives) that would turn visitors into customers and maintain loyalty.

The Company also employs a variety of online and traditional media programs and promotional activities such as:

(a)      Advertising

The Company thrive on online advertising to drive traffic to our broadband websites. To generate traffic to WOWtv's broadband websites in a cost efficient manner, the Company purchased targeted keywords and textlinks in reasonably high volume. The Company also advertises in traditional print and broadcast media to increase the awareness of its service, product enhancements and retail offerings. The Company has entered into the social media marketing and advertising over Facebook, YouTube and Twitter.

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

(d)      Direct Marketing

The Company maintains a database which includes customers’ profiles and preferences and other key customer attributes. This data enables us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we regularly communicate with our customers through targeted e-mail.  The Company intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This strategy should enable us to provide our products to customers on a cost competitive basis. Aside from email marketing, the Company has engaged customers’ interest over social media sites through Facebook, YouTube, Twitter, Tumblr and other related social media sites.

BUSINESS SEGMENTS

Our principal operations are carried out through the following segments of our business:

1. Entertainment Services - Video on-Demand services for entertainment, providing the Company with advertising.

2. Content Sales – Video on-Demand entertainment contents sales for source of revenue.

3. Entertainment Services – Live TV services for various channels are provided with advertising revenue.

4. Digit Games which is inactive at present - see Business Description - Background

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

SERVICES: Broadband technology allows us to deliver the following services:

•	Television screens, including connected TV
•	PCs (Digital Subscriber Line (DSL) Technology) and mobile internet devices
•	Tablets / iPad, 3G and 4G mobiles (Wireless Technology)
•	E-Commerce or online purchases - linked interactively to the VOD platforms on broadband. Consumers choose to buy products online as they watch the videos.

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

MARKETING STRATEGY OF WOWTV

WOWtv's marketing strategy is to offer viewers a plethora of video on-demand entertainment over two segments on its website, where consumers will get a chance to sample its products and services in different tiers - free and subscription in the future.

The Company maintains a database which includes customers' profiles and preferences and other key customer attributes. This data enables us to track the effectiveness of promotions and incentives and to understand seasonal and other trends in order to create and quickly implement marketing programs targeted to specific customer segments. In addition, we regularly communicate with our customers through targeted e-mails.  The Company intends to continue to implement programs to control the cost of revenues and reduce operating costs through technology and productivity management, economies of scale and financial controls. This strategy should enable us to provide our products to customers on a cost competitive basis. Aside from email marketing, the Company has engaged customers’ interest over social media sites through Facebook, YouTube, Twitter, Tumblr and other related social media sites.

DIGIT GAMES

The Company has an 18-year license to conduct nationwide lottery in Cambodia. The Company also signed an agreement with Allsports Limited, a British Virgin Islands company, to operate, administer, and manage the lottery digit games activities in Cambodia. On March 25, 2009, the Company was notified that the digit games were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. The suspension of the digit games is expected to be permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

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

The Company's specific country focus:

A.    China

The Company has signed an agreement with Hisense International Co., Ltd., a leading Chinese company that manufactures and sells consumer electronics, and home appliances. WOWtv contents shall be available on all Hisense's Smart TVs Globally.

B.    India

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

The Company is also exploring the business opportunities in the Indian market for PaaS (Platform as a Service) and SaaS (Software as a Service) model of the solution to potential Indian consumers.

C.    Taiwan

The Company has signed an agreement with Zeasn Information Technology Co., Ltd. a leading Taiwanese company that manufactures and sells consumer electronics, home appliance and platform solutions. WOWtv contents shall be available on all ZEASN's Service Delivery Platform.

D.    Cambodia

The Company is also exploring the business opportunities in the Cambodian market for PaaS (Platform As a Service) and SaaS (Software as a Service) model of the solution to potential telecom operators for their OTT platforms.

E.    Singapore

1.	The Company has signed a yearly renewable contract with Yahoo for providing content on daily basis.
2.	The Company has signed an agreement with Himalayan Global Technowave Pte Ltd ("Himalayan "), a local company to provide "Nepalese Channel" on WOWtv's OTT platform in Singapore.
3.	The Company has signed an agreement with Google for providing WOWtv channel under YouTube for advertisement based revenue.
4.	The Company has signed an agreement with STAND INC., a leading content provider company. Pursuant to the terms of the Agreement, STAND INC shall provide M2B's content Yahoo Japan's video streaming site GyaO!.
5.	The Company has signed an agreement with The Dive Channel, a leading regional production company that focus on diving-related content. The Dive Channel shall advertise on M2B's online platforms for a period of 3years.
6.	The Company has signed an agreement with Edgecast now Verizon a US based company to provide CDN services for its ongoing smart TV and other smart devices under WOWtv platforms.
7.	The Company has also signed an agreement with LG Electronics for providing WOWtv Smart TV Apps to their Smart TVs globally.
8.	The Company has also signed an agreement with Opera Software for providing M2B's WOWtv Apps on SONY and other similar Smart TVs globally. The Company is working closely with various local content aggregators to bring some sports contents to its platforms.
9.	The Company has signed an agreement with STAND INC., a leading content provider company. Pursuant to the terms of the Agreement, STAND INC shall provide M2B's content to Yahoo Japan's video streaming site GyaO!.
10.	The Company has signed an agreement with Shortman Films, a leading Malay content provider from Singapore for global rights on all platforms. Pursuant to the terms of the Agreement, Company shall provide these contents to its Malay viewers globally under Expat Channel.
11.	The Company has signed an agreement with The Dive Channel, a leading company in filming underwater related contents, and trader of diving equipment and accessories. Both parties agreed to work together to jointly develop, promote, own, operate and manage both Parties’ Intellectual Properties, technologies, solutions, Content, and Services.

The Company has been awarded by Info-communications Development Authority of Singapore a grant for the project M2B World Regional Video Services Hub under the Inforcomm Enterprises Scheme.

Other Media Co-operation for our Online Platform

The Company has kept its contents updated and at minimal cost, by securing choice Contents AutoMoto TV(Europe), Monarch Films (USA), Splash News & Picture (UK), Shortman Films (Asia), Arjuna TV and Everymedia (Asia). During the fiscal year 2015, the Company has also explored content collaboration with other specific genres from different countries.

Other business developments:

- Smart TV / Connected TV

The Company intends to introduce WOWtv Expats Channel, Lifestyle, Entertainment, and education content onto Connected TV for various OEM (Original Equipment Manufacturer) vendor’s including but not limited to Chinese OEM (Original Equipment Manufacturer) vendors.

- Apple TV Channel

The Company launched its entertainment channel under Apple TV platform.

- Android TV

The Company is working on the Android TV / Google platform.

- Expats Channel

The Company is working closely with Korean, Chinese, Indian, Japanese, Indonesian, and Malaysian content aggregators and Broadcasters, to bring some Korean, Chinese, Indian, Japanese, Indonesian, and Malaysian contents to its platforms on Expat Channel.

- Satellite Teleport

In the final stage of partnering with a Teleport facility in Japan which will provide uplink to 5 major Satellite and downlink services to 20 major Satellite. M2B will act as partner to this operator from Japan and initiate the business of providing such services to its current and future clients in the broadcast, cable and content business.

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

The advent of broadband technology and ever-increasing bandwidth has pushed for the next generation of online on-demand broadband entertainment as one of the desired applications that will meet the needs of increasingly demanding and bandwidth hungry consumers and enterprise. Such technology can be further enhanced by the coupling of value added services, namely Internet telephony communication services and E- Commerce, together with the Broadband entertainment sites. The market consists of both the consumers and the enterprise. The demand from consumers is rich media content, on demand, highly interactive and fast. On the otherhand the enterprise must reach out to such demands and the next generation through the new medium, or be left behind. To meet this demand, the Company has established relationships with major production houses, and access to major distributors worldwide. This is expected to put the Company in a position to acquire high quality, original video content. Such strategic positioning has resulted in the Company acquiring extensive content on broadband for multiple countries and for dedicated time periods. The Company intends to continue to maximize on its key strength, the packaging of our content. The Company believes that it will shape the delivery of its content in the most cost effective manner and innovative way.

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

EMPLOYEES

The Company had 10 full time employees based in Singapore as of December 31, 2015.

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

THE COMPANY COULD BE AFFECTED BY ECONOMIC DOWNTURNS

The global economy underwent a massive downturn in 2009, which commenced in the second half of 2008. Many countries were faced with negative growth rates. Where the media industry was concerned, major corporations reduced their advertising expenditures or even to cut back substantially all advertising and promotional expenditures towards the half of 2008. The Company is heavily reliant on advertising and syndication revenues. Any future downturns in any one country that the Company operates its WOWtv service would significantly affect the Company's revenues.

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

We generated a net loss of $955,249 and $1,389,095 before taxes for the years ended December 31, 2015 and 2014, respectively. We may be unable to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis which assumes that we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. We generated a consolidated net loss before taxes of $955,249 for the year ended December 31, 2015 compared to a consolidated net loss before taxes of $1,389,095 during 2014. We realized a negative cash flow operating activities of $754,468 during 2015 compared to $1,029,936 in 2014. At December 31, 2015, we had an accumulated deficit of $44,844,789 and a working capital deficiency of $3,648,429 compared to an accumulated deficit of $43,986,761 and a working capital deficiency of $3,465,271 at December 31, 2014. At December 31, 2015, we had a stockholders' deficit of $3,631,637 compared to a stockholders' equity of $3,436,666 at December 31, 2014. Our ability to continue as a going-concern is in substantial doubt as it is dependent on a number of factors including, but not limited to, the receipt of continued financial support from our investors, our ability to market and sell domain name assets for cash, our ability to raise equity or debt financing as we need it, and whether we will be able to use our securities to meet certain of our liabilities as they become payable. The outcome of these matters is dependent on factors outside of our control and cannot be predicted at this time.

ITEM 1B: UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to provide this information.

ITEM 2: PROPERTIES

The headquarters for operations and management are located in Singapore in an office space of about 1,764 square feet. The Company leases the Singapore office under an operating lease at a monthly rental of approximately $8,900. The lease was amended on December 1, 2015 at a monthly rental of approximately $5,000 which expired on November 30, 2016. The headquarters is currently located at 35 Tai Seng Street, Tata Communications Exchange, #01-01.

There is an option to renew for an additional 1 year with written request made not more than six (6 months) and not less than three (3 months) before the lease expiration.

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

ITEM 4: MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES PUBLIC MARKET

Our common stock trades on the OTC Markets Pink Sheets ("OTCPink") under the symbol “AMRU”. As of December 31, 2016, there were 436 holders of our common stock. The price of the Company's stock as of June 15, 2016 was $0.01.

The Company's high and low closing bid and close information for the fiscal years ended December 31, 2015 and 2014 is listed as provided by the Nasdaq website. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commission and may not represent actual transactions.

	Open	High	Low	Close/Last*
Year Ended December 31, 2015
First Quarter	$0.0299	$0.0299	$0.0299	$0.0299
Second Quarter	$0.02	$0.02	$0.02	$0.02
Third Quarter	$0.02	$0.02	$0.02	$0.02
Fourth Quarter	$0.02	$0.02	$0.02	$0.02

Year Ended December 31, 2014
First Quarter	$0.011	$0.011	$0.011	$0.011
Second Quarter	$0.015	$0.015	$0.015	$0.015
Third Quarter	$0.015	$0.015	$0.015	$0.015
Fourth Quarter	$0.008	$0.008	$0.008	$0.008

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

As of December 21, 2015, the Company issued a total of 907,408 shares of Series C Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $90,740.74 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series C Convertible Preferred Stock is convertible into twenty (20) shares of common stock. The proceeds of the private placement were used for working capital.

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

In December, 2013 and April, 2014, the Company's Board of Directors unanimously approved the Company's 2013 Equity Compensation Plan ("2013 Plan") which provided for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of stock based awards and options to purchase up to an aggregate of 30,000,000 shares of Common Stock. The Company has issued all of the 30,000,000 shares of Common Stock to its officers and directors (as set forth below) as of November, 2015. There are no outstanding securities under the 2013 Plan.

2013 Equity Compensation Plan

Name and position	Dollar value ($)	Number of shares*
Chua Leong Hin, CEO and Director	$100,000	10,000,000
Sakae Torisawa, Chairman of the Board	$100,000	10,000,000
Percy Chua Soo Lian, Director	$100,000	10,000,000

______________

* based on the closing purchase price of $0.01 per share as of November 1, 2015

The 2013 Plan has been approved by the Company's shareholders on August 22, 2014. The 2013 Plan has been subsequently registered on the registration statement on Form S-8, and the Company has filed a re-offering prospectus for the shares to be issued to the above officers and directors in October, 2015, and subsequently issued such shares as described above.

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

No cash dividends were declared in any of the years shown below:

	Years Ended December 31,
	2015	2014
Statement of Operations Data:

Revenues (1)	$84,540	$29,629

Cost of Services	102,275	153,260

Gross Profit (Loss)	(17,735)	(123,631)

Operating income (loss)	(939,031)	(1,475,939)

Net Income (loss)	(955,249)	(1,389,095)

Basic and diluted income (loss) per share	(0.00)	(0.01)

Shares used in computing basic and diluted income/loss per common share	232,092,061	210,735,640

BALANCE SHEET DATA:

Working Capital (Deficit)	(3,648,429)	(3,465,271)

Total Assets	137,942	127,975

Long-term obligations	–	–

Stockholders' (Deficit) Equity	(3,631,637)	(3,436,666)

NOTES ON SELECTED FINANCIAL DATA

(1)	The digit gaming operations were suspended in March 2009 by the Cambodia Government, as part of the suspension of all lotteries in Cambodia, resulting in the removal of such revenues in 2008.

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

The Company has an agreement with Allsports Limited, a British Virgin Islands company to operate, administer, and manage the lottery digit game activities in Cambodia, as an extension of the Company's entertainment operations. On March 25, 2009, the Company was notified that the digit game operations were suspended by the Cambodia Government as part of the suspension of all lotteries in Cambodia. At this time, the Company believes that the suspension of the digit game operations is permanent as the Government of Cambodia has closed the gaming business by the order of its Ministry of Economy and Finance.

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

M2B AUSTRALIA PTY LTD

M2B Australia Pty Ltd was incorporated on June 15, 2005. This subsidiary handles and oversees the Company's business in Australia. As of December 31, 2015, this subsidiary is dormant.

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

The Company has adopted accounting pronouncements issued before December 31, 2015 that are applicable to the Company.

RESULTS OF OPERATIONS

For the fiscal year ended December 31, 2015 compared with the fiscal year ended December 31, 2014.

REVENUE

Financial Statement

•	Revenue for the year ended December 31, 2015 was $84,540 compared with $29,629 in 2014.
•	Loss from operations was $939,031 in 2015 compared with loss of $1,475,939 in 2014.
•	Net loss was $955,249 in 2015 compared with loss of $1,389,095 in 2014.
•	The Company's cash balance was $29,074 at December 31, 2015 compared with $24,413 at December 31, 2014.

Revenue

Revenue entertainment for the year ended December 31, 2015 at $84,540 was higher than revenue entertainment of $29,629 for year ended December 31, 2014 by $54,911 (185%). It was mainly due to increase in advertising from new customers during year 2015.

Cost of Services

Cost of services for the years ended December 31, 2015 was $102,275 which decreased by $50,985 (33%) from $153,260 for the year ended December 31, 2014. It was mainly due to decrease in cost spending on other related production costs during year ended December 31, 2015.

DISTRIBUTION EXPENSES

Distribution expenses for the year ended December 31, 2015 at $29,736 were lower by $60,472 (67%) as compared to the amount of $90,208 incurred for the year ended December 31, 2014.

The significant lower distribution expenses were attributed to decrease spending on advertisement and marketing expenses during year ended December 31, 2015.

BAD DEBTS WRITTEN OFF

The bad debts written off in 2014 were primarily attributed to the write off of the long outstanding balance of $100,000 from previous accounts other debtors. There were no bad debts written off during the year ended December 31, 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

Administration expenses for the year ended December 31, 2015 at $891,560 were lower by $270,540 (23%) as compared to the amount of $1,162,100 incurred for the year ended December 31, 2014.

The decrease in administrative expenses for the year ended December 31, 2015 was attributed mainly to the increase in staff costs, legal and professional costs during year 2015.

(LOSS) INCOME FROM OPERATIONS

The company incurred a loss from operations of $939,031 for the year ended December 31, 2015 as compared to the loss from operations of $1,475,939 for the year ended December 31, 2014. The decrease was mainly due to less spending in distribution costs, general and administrative expenses during year 2015.

NET LOSS

Net loss for the year ended December 31, 2015, was $955,249 which decreased by $433,846 (31%) from net loss of $1,389,095 for the year ended December 31, 2014. The significantly decrease was due to increase in revenue and less spending in distribution costs, general and administrative expenses during year 2015.

LIQUIDITY AND CAPITAL RESOURCES

The Company had cash in the amount of $29,074 at December 31, 2015 as compared to cash of $24,413 at December 31, 2014.

During the year ended December 31, 2015, the Company had not entered into any transactions using derivative financial instruments or derivative commodity instruments. Accordingly, the Company believes its exposure to market interest rate risk is not material.

In summary of the sources and use of cash, the Company had raised $760,278 through equity financings in fiscal year 2015. It was used to cover the Company's operations and to reduce the Company's accounts payable and accrued expenses for fiscal year 2015.

There was net cash used in operating activities of $754,468 and $1,029,936, for each of the two years in 2015 and 2014, respectively. The decrease of $275,468 for net cash used in operating activities in 2015 as compared to 2014 was mainly due to decrease in operating expenses during year 2015.

There was net cash used in investing activities of $1,149 in fiscal year 2014 and $36,202 generated from investing activities in fiscal year 2014. The decrease of $35,053 for net cash used in investing activities was mainly due to reduce in acquisition of equipment.

There was net cash generated from financing activities of $760,278 in fiscal year 2015 and $1,057,213 used in financing activities in fiscal year 2014. The decrease of $296,935 for net cash provided by financing activities in 2015 as compared to 2014 was mainly due lesser stock subscribers invested in 2015.

The Company believes that its operations strategically based in Singapore, are the crossroads of communication and commerce, and are ideally placed to grow the media industry.  We expect that the broadband business segment should be able to generate sufficient cash to cover its operations by year 2016. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion.  The Company intends to raise additional funds to fund its business expansion until its revenue generation is self-sufficient to fund the business. However, no assurances can be made that the Company will raise sufficient funds as planned.

The Company has relinquished its old trade obligations and reduced the overall fixed overhead cost. On the operational side, where possible, IT work has been out-sourced to other countries with lower labor cost. The Company's goal is to keep contents current at 'zero-cost' acquisition, with revenue share model where possible. During the industry downturn, the Company has continued to push its key selling points of legal contents across various countries. This puts the Company's content library in a favorable position in negotiating for new business ventures. The Company believes that being based in Singapore, at the crossroads of communication and commerce, it is ideally placed to develop the media industry. The Company's fully legal contents and various country rights, enables it to take advantage of the Internet and Mobile 3G/4G roll out regionally and globally. The Company has a self-sufficient, complete and compact operation, cross-platforms abilities, and new product developments, and is nimble enough to adapt to the new media to realize revenue for the highly connected mobile marketplace. We expect that the broadband business segment would be able to generate sufficient cash to cover its operations in fiscal year 2016, however, no assurances can be made that such expectations will materialize. Cash generated from operations meanwhile will not be able to cover the Company's intended growth and expansion. The Company intends to raise additional funds to fund its business expansion until its revenue generation is self sufficient to fund the business. However, no assurances can be made that the Company will raise sufficient funds as planned.

NEW CONTRACTS

On April 1, 2015, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with The Dive Channel, a leading regional production company that focus on diving-related content. Pursuant to the terms of the Agreement, The Dive Channel shall advertise on M2B's online platforms for a period of 3years. The Dive Channel shall pay M2B $16,978 per quarter for the advertisement.

On May 28, 2015, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Himalayan Global Technowave Pte Ltd ("Himalayan "), a leading media company. Pursuant to the terms of the Agreement, WOWtv contents shall be available on a "Nepalese Channel" on WOWtv's OTT platform in Singapore only. Himalayan shall pay M2B 12% gross revenue for the Nepalese Channel.

On February 3, 2016, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Zeasn Information Technology Co., Ltd ("ZEASN "), a leading Taiwanese company that manufactures and sells consumer electronics, home appliance and platform solutions. Pursuant to the terms of the Agreement, WOWtv contents shall be available on all ZEASN's Service Delivery Platform. M2B shall pay to ZEASN 10% of subscription revenue and 20% advertisement revenue generated from the ZEASN's platforms.

On February 29, 2016, the Company through its subsidiary, M2B World Asia Pacific Pte. Ltd. ("M2B") signed an agreement with Hisense International Co., Ltd ("Hisense "), a leading Chinese company that manufactures and sells consumer electronics, and home appliances. Pursuant to the terms of the Agreement, WOWtv contents shall be available on all Hisense's Smart TV. M2B shall pay to Hisense a bounty fee of 20% of the subscription invoiced to users who subscribed to WOWtv services using Hisense Smart TVs.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The primary objective of our investment activities is to preserve principal while concurrently maximizing the income we receive from our investments without significantly increasing risk. Some of the securities that we may invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the current value of the principal amount of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities, including commercial paper, money market funds, high-grade corporate bonds, government and non- government debt securities and certificates of deposit. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. The Company held nil in marketable securities as of December 31, 2015 and 2014 respectively.

The Company does not believe that it faces material market risk with respect to its cash and cash equivalents which totaled $29,074 and $24,413 at December 31, 2015 and 2014, respectively.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over the Company's financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with United States of America generally accepted accounting principles. A Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company and (iii) provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on our consolidated financial statements. In connection with the preparation of this Annual Report on Form 10K, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as supplemented by the COSO publication Internal Control over Financial Reporting - Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2015, based on these criteria. Management believes that this material weakness has no affect on our ability to present GAAP-compliant financial statements. Management does not believe that the weakness with respect to its procedures and controls had a pervasive effect upon the financial reporting and overall control environment due to our ability to make the necessary adjustments to our financial statements. Management is also aware that there is a lack of segregation of duties at the Company due to the fact that there are only four people dealing with financial and accounting matters. However, at this time, management has decided that considering the experience and abilities of the employees involved and the low quantity of transactions processed, the risks associated with such lack of segregation are low and the potential benefits of adding employees to clearly segregate duties do not justify the substantial expenses associated with such increases. Management will periodically reevaluate this situation.

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

MANAGEMENT’S REMEDIATION INITIATIVES

In addition to the re-evaluation discussed above, management has, subsequent to December 31, 2015, implemented the following procedures to address the material weakness noted above, including the following:

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

ITEM 9B: OTHER INFORMATION

From February 04, 2016 to May 30, 2016, the Company issued a total of 2,316,447 shares of Series C Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $231,644.70 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series C Convertible Preferred Stock is convertible into twenty (20) shares of common stock.

The shares of the Company's Preferred Stock in above private placement were issued and sold in reliance upon the exemption provided by Section 4(2) and/or Regulation D/Regulation S of the Securities Act of 1933.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors, executive officers and key employees as of May 30, 2016 were as follows:

Name	Age	Position
Sakae Torisawa	70	Chairman of the Board of Directors

Chua Leong Hin	57	Chief Executive Officer, President, Interim Acting Chief Financial Officer and Director

Percy Chua Soo Lian	56	Director

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

Based solely upon a review of copies of such reports furnished to us during the fiscal year ended December 31, 2015 and thereafter, or any written representations received by us from reporting persons that no other reports were required, to the best of our knowledge, during our fiscal 2015, all Section 16(a) filing requirements applicable to our reporting persons were met.

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
Deferred
Compensation
Earnings
($)
Chua Leong Hin, CEO and CFO	2015	–	–	–	–	–	–	–	–
		–	–	–	–	–	–	–	–

_______________

(1)	Bonus awarded based on performance.

(2)	No officers received or will receive any long term incentive plan payouts or other payouts during financial years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Outstanding Equity Awards at Fiscal Year-End Table

The following table sets forth certain information concerning unexercised stock options for each named executive officer above. There were no stock awards outstanding as of end of fiscal year 2015.

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
Other
Rights
That
Have
Not
Vested
($)
Chus Leong Hin, CEO and CFO	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL	NIL

Equity Compensation Plan Information

The following table furnishes information with respect to the Company’s equity compensation plan (1) as of December 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	–	$–	0	(1)

Equity compensation plans not approved by security holders	–	$–	–

Total	–	$–	0	(1)

_______________

In December, 2013 and April, 2014, the Company's Board of Directors unanimously approved the Company's 2013 Equity Compensation Plan ("2013 Plan") which provides for the grant to directors, officers, employees and consultants of the Company (including its subsidiaries) of stock based awards and options to purchase up to an aggregate of 30,000,000 shares of Common Stock. The Company has not granted any options under the 2013 Plan, however, its Board of Directors approved a total of 30,000,000 of shares of Common Stock to its officers and directors. The Company has issued all of the 30,000,000 shares of Common Stock to its officers and directors (as set forth below) as of November, 2015. There are no outstanding securities under the 2013 Plan.

Name and position	Dollar value ($)	Number of shares*
Chua Leong Hin, CEO and Director	$100,000	10,000,000
Sakae Torisawa, Chairman of the Board	$100,000	10,000,000
Percy Chua Soo Lian, Director	$100,000	10,000,000

___________

* Based on the closing price per share of $0.01 as of November 1, 2015.

The 2013 Plan has been approved by the Company's shareholders on August 22, 2014. The 2013 Plan has been subsequently registered on the registration statement on Form S-8, and the Company has filed a re-offering prospectus for the shares to be issued to the above officers and directors in October, 2015, and subsequently issued such shares as described above.

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

Director Compensation

The following table shows the overall compensation earned for the 2015 fiscal year with respect to each non-employee and non-executive director as of December 31, 2015.

DIRECTOR COMPENSATION

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred	All
Name and	or Paid	Stock	Option	Plan	Compensation	Other
Principal	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	($)	($)	(1)	($)(2)	($)	(3)	($)

Sakae Torisawa	Director	10,000(4)	–	–	–	–	–

Chua Leong Hin	Director	10,000(4)	–	–	–	–	–

Percy Chua Soo Lian	Director	10,000(4)	–	–	–	26,287.00	–

_______________

(1)	Reflects dollar amount expensed by the company during applicable fiscal year for financial statement reporting purposes pursuant to FAS 123R. FAS 123R requires the company to determine the overall value of the options as of the date of grant based upon the Black-Scholes method of valuation, and to then expense that value over the service period over which the options become exercisable (vest). As a general rule, for time-in-service-based options, the company will immediately expense any option or portion thereof which is vested upon grant, while expensing the balance on a pro rata basis over the remaining vesting term of the option. For a description FAS 123 R and the assumptions used in determining the value of the options under the Black-Scholes model of valuation, see the notes to the financial statements included with this Form 10-K.

(2)	Excludes awards or earnings reported in preceding columns.

(3)	Includes all other compensation not reported in the preceding columns, including (i) perquisites and other personal benefits, or property, unless the aggregate amount of such compensation is less than $10,000; (ii) any "gross-ups" or other amounts reimbursed during the fiscal year for the payment of taxes; (iii) discounts from market price with respect to securities purchased from the company except to the extent available generally to all security holders or to all salaried employees; (iv) any amounts paid or accrued in connection with any termination (including without limitation through retirement, resignation, severance or constructive termination, including change of responsibilities) or change in control; (v) contributions to vested and unvested defined contribution plans; (vi) any insurance premiums paid by, or on behalf of, the company relating to life insurance for the benefit of the director; (vii) any consulting fees earned, or paid or payable; (viii) any annual costs of payments and promises of payments pursuant to a director legacy program and similar charitable awards program; and (ix) any dividends or other earnings paid on stock or option awards that are not factored into the grant date fair value required to be reported in a preceding column.

(4)	The Board of Directors approved the issuance of shares of common stock for services rendered under the Company's 2013 Equity Compensation Plan (“2013 Plan).

The 2013 Plan has been approved by the Company's shareholders on August 22, 2014. The 2013 Plan has been subsequently registered on the registration statement on Form S-8 and the Company has filed a re-offering prospectus for the shares issued to the above officers and directors in October, 2015. The shares were issued in November, 2015.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

General

As of December 31, 2015, the Company had 236,788,132 shares of Common Stock, 24,887,478 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and 907,408 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”) issued and outstanding. Each share of the Company's Series B Preferred Stock can be converted into ten (10) shares of Common Stock and each share of Series C Preferred Stock can be converted into twenty (20) shares of Common Stock.

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

COMMON STOCK

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Common Stock	Common Stock*

Colin St.Gerard Binny
former CEO, CFO and Director	13,111,888 (1) & (2)	5.54%
62 Cecil Street #06-00	(Indirect)
TPI Building
Singapore 049710

Sakae Torisawa, Chairman	11,712,808 (3)	4.95%
62 Cecil Street #06-00	(Direct)
TPI Building
Singapore 049710

Chua Leong Hin, CEO, CFO and Director	10,000,000
62 Cecil Street #06-00	(Direct) (3)(4)	4.22%
TPI Building
Singapore 049710

Percy Chua Soo Lian, Director	10,000,000 (3)
62 Cecil Street #06-00	(Direct)	4.22%
TPI Building
Singapore 049710

All Directors and Officers As a Group (3 persons)	31,712,808 (3)	0.84%

*Based on 236,788,132 shares of Common Stock outstanding on December 31, 2015.

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

(2)	Based on a total of 13,111,888 shares of common stock of Amaru, Inc held by Mr. Binny and his wife, Chew Bee Lian, indirectly as 100% shareholders of B Media Pte Ltd (formerly known as M2B Media Pte Ltd).

(3)	Mr. Chua Leong Hin is a shareholder of M2B World Asia Pacific Pte. Ltd, a subsidiary of the Company. He holds 1,296,336 ordinary shares (3.05%) of the total shares outstanding of 42,459, 976 ordinary shares in M2B World Asia Pacific Pte. Ltd.

PREFERRED STOCK - SERIES B CONVERTIBLE PREFERRED STOCK

Each share of Series B Convertible Preferred Stock is convertible to ten (10) shares of Common Stock and entitles the holder to ten (10) votes. The disclosure in the table below under Percent of Class of Preferred Stock is based on 25,749,886 shares of Preferred Stock outstanding on December 31, 2015 and shows the percent of class of Preferred Stock only. If all the outstanding shares of Preferred Stock were converted to the Company's Common Stock as of the date hereof, none of the Preferred Stock shareholders listed below would hold more than 5% shares of Common Stock . . Unless otherwise indicated, the business address of the individuals listed below is 35 Tai Seng Street, #01-01 Tata Communications Exchange, Singapore 534103.

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Preferred Stock	Preferred Stock*
Sakae Torisawa, Chairman	0	0%

Chua Leong Hin, CEO, CFO and Director	0	0%

Percy Chua Soo Lian, Director	0	0%

Lim Ah Choo	1,600,000	6.43%

Lim Wei Jie	1,620,000	6.51%

Lee Hor Loong	1,800,000	7.23%

Lim Ah Mee	1,500,000	6.03%

Wang Zhen Ming	1,500,000	6.03%

Lee Chi Meng Raymond	1,280,000	5.14%

Lee Ho Soon	1,500,000	6.03%

Tnee Han Xin	1,371,155	5.51%

Michael Lim Sheet Yuen	2,600,000	10.45%

All Directors and Officers As a Group (3 persons)	0	0%

________________

*	Based on 24,887, 478 shares of Series B Convertible Preferred Stock outstanding on December 31, 2015.

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Preferred Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

Each share of Series C Convertible Preferred Stock is convertible to twenty (20) shares of Common Stock and entitles the holder to twenty (20) votes. The disclosure in the table below under Percent of Class of Preferred Stock is based on 907,408 shares of Series C Preferred Stock outstanding as of December 31, 2015 and shows the percent of class of Preferred Stock only. If all the outstanding shares of Preferred Stock were converted to the Company's Common Stock as of the date hereof, none of the Preferred Stock shareholders listed below would hold more than 5% shares of Common Stock. Unless otherwise indicated, the business address of the individuals listed below is 35 Tai Seng Street, #01-01 Tata Communications Exchange, Singapore 534103.

Name and Address	Amount and Nature of Beneficial	Percent of Class of
of Beneficial Owner	Ownership of Preferred Stock	Preferred Stock*
Sakae Torisawa, Chairman	0	0%

Chua Leong Hin, CEO, CFO and Director	0	0%

Percy Chua Soo Lian, Director	0	0%

Wong Man Cheng	500,000	55%
Wang Zhen Ming	407,408	45%
All Directors and Officers As a Group (3 persons)	0	0%

________________

*	Based on 907,408 shares of Series C Convertible Preferred Stock outstanding on December 31, 2015.

(1)	Except as otherwise indicated, the Company believes that the beneficial owners of Preferred Stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Preferred Stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for purposes of computing the percentage of the person holding such options or warrants, but are not deemed outstanding for purposes of computing the percentage of any other person.

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

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

See Note 2.15 and Note 11 to the Financial Statements of the Company.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services rendered by our auditors for the year ended December 31, 2015 and December 31, 2014.

	2015	2014
Audit fees (1)	$73,000	$82,356
	–	–
Total	$73,000	$82,356

_______________

(1)	Audit Fees: These are fees paid and payable for professional services performed for the financial year ended December 31, 2015 and 2014 by Wei Wei & Co LLP and HM Ghouth Company.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

For the fiscal years ended December 31, 2015 and 2014, there were no fees billed for professional services by the Company's independent auditors rendered in connection with, directly or indirectly, operating or supervising the operation of its information system or managing its local area network.

ALL OTHER FEES

For the fiscal years ended December 31, 2015 and 2014, there were no fees paid or billed for preparation of corporate tax returns, tax research and other professional services rendered by the Company's independent auditors.

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

_______________

* Previously filed with the Securities and Exchange Commission On Form 10-SB.

** Previously filed with the Securities and Exchange Commission On Form 8-K.

*** Previously filed with the Securities and Exchange Commission on Schedule 14C and Schedule 14A.

**** Previously filed with the Securities and Exchange Commission on Schedule 14A.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Amaru, Inc.

BY: /s/ Leong Hin Chua
Date: September 26, 2016	Leong Hin Chua, President and CEO

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Leong Hin Chua	President, CEO, Interim CFO and Director	Date: September 26, 2016
Leong Hin Chua	(Principal Executive Officer and Principal Financial Officer)

/s/ Sakae Torisawa	Director and Chairman of the Board of Directors	Date: September 26, 2016
Sakae Torisawa

/s/ Percy Chua Soo Lian	Director	Date: September 26, 2016
Percy Chua Soo Lian

Amaru, Inc. and subsidiaries

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ended DECEMBER 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Amaru, Inc.

We have audited the accompanying consolidated balance sheets of Amaru, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the years in the two year period ended December 31, 2015. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Amaru, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the years ended December 31, 2015 and 2014 have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2 to the consolidated financial statements, the Company has generated losses from operation of $(955,249) and $(1,389,095) for the years ended December 31, 2015 and 2014, respectively. These continued losses have created an accumulated deficit of approximately $44,844,000 at December 31, 2015. These continuing factors have made it difficult in, raising additional financing. These conditions and the Company's lack of significant revenue, raise substantial doubt about the Company’s ability to continue as going concern. Management's plans to address these conditions are also set forth in Note 2 to the consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments which might be necessary if the Company is unable to continue as a going concern.

/s/ Wei, Wei & Co., LLP

Wei, Wei & Co., LLP

Flushing, New York

September 23, 2016

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (IN U.S. $)
DECEMBER 31, 2015 and 2014

ASSETS	December 31, 2015	December 31, 2014

Current assets
Cash	$29,074	$24,413
Accounts receivable, net of allowance of $278,995 and $244,863 at December 31, 2015 and 2014 respectively	40,371	3,682
Other current assets, net of allowance of $100,000 at December 31, 2015 and 2014	51,705	71,275

Total current assets	121,150	99,370

Property, plant and equipment, net	16,792	28,605

TOTAL ASSETS	$137,942	$127,975

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED BALANCE SHEETS (iN U.S. $)
DECEMBER 31, 2015 and 2014

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	December 31, 2015	December 31, 2014

Current liabilities:
Accounts payable and accrued expenses	$1,969,426	$1,764,488
Advances from related parties	300,403	300,403
Convertible term loan – in default	1,499,750	1,499,750

Total current liabilities	3,769,579	3,564,641

Total liabilities	3,769,579	3,564,641

Stockholders’ (deficit):
Preferred stock (par value $0.001) 50,000,000 shares authorized; 25,794,886 and 20,167,478 shares issued and outstanding at December 31, 2015 and 2014, respectively	25,794	20,167
Common stock (par value $0.001) 400,000,000 shares authorized; 236,788,132 and 202,911,303 shares issued and outstanding at December 31, 2015 and 2014, respectively	236,788	202,911
Additional paid-in capital	44,889,822	44,169,048
Accumulated (deficit)	(44,844,789)	(43,986,761)

Total Amaru Inc.’s stockholders’ equity	307,615	405,365
Non-controlling interests	(3,939,252)	(3,842,031)

Total stockholders’ (deficit)	(3,631,637)	(3,436,666)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$137,942	$127,975

See report of independent registered public accounting firm and notes to the consolidated financial statements.

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS INCOME (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014
Revenues	$84,540	$29,629
Cost of services	(102,275)	(153,260)

Gross (loss)	(17,735)	(123,631)

Operating expenses
Distribution costs	29,736	90,208
Bad debts written off	–	100,000
Administrative expenses	891,560	1,162,100

Total expenses	921,296	1,352,308

Loss from operations	(939,031)	(1,475,939)

Other income (expense)
Interest (expenses)	(102,922)	(97,913)
Equipment written off	–	(960)
Other income	86,704	185,717

Net (loss) before non-controlling interests	(955,249)	(1,389,095)
Less: non-controlling interests	(97,221)	(162,198)

Net (loss) attributable to common stockholders	$(858,028)	$(1,226,897)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

F-5

amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS INCOME (LOSS) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	2015	2014

(Loss) per share, basic and diluted attributable to common stockholders	(0.00)	(0.01)

Weighted average shares outstanding , basic and diluted	232,092,061	210,735,640

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF Stockholders’ DEFICIT (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Preferred stock		Common stock
	Number of shares	Par value ($0.001)	Number of shares	Par value ($0.001)	Additional paid-in capital	Accumulated deficit
Balance at December 31, 2013	9,247,478	9,247	199,990,043	199,990	43,125,676	(42,759,864)

Preferred Stock issued	10,920,000	10,920	–	–	1,017,080	–
Common Stock issued for services	–	–	2,921,260	2,921	26,292	–
Net (loss)	–	–	–	–	–	(1,226,897)

Balance at December 31, 2014	20,167,478	20,167	202,911,303	202,911	44,169,048	(43,986,761)

Preferred Stock issued	5,627,408	5,627	–	–	617,114	–
Common stock issued	–	–	3,876,829	3,877	103,660	–
Common Stock issued for services	–	–	30,000,000	30,000	–	–
Net (loss)	–	–	–	–	–	(858,028)

Balance at December 31, 2015	25,794,886	$25,794	236,788,132	$236,788	$44,889,822	$(44,844,789)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF Stockholders’ (DEFICIT) (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Non-controlling	Total shareholders’
	interest	(deficit)
Balance at December 31, 2013	$(3,679,833)	(3,104,784)

Preferred Stock issued	–	1,028,000
Common Stock issued for service	–	29,213
Net (loss)	(162,198)	(1,389,095)

Balance at December 31, 2014	(3,842,031)	(3,436,666)

Preferred Stock issued	–	622,741
Common Stock issued	–	107,537
Common Stock issued for service	–	30,000
Net loss	(97,221)	(955,249)

Balance at December 31, 2015	$(3,939,252)	$(3,631,637)

See report of independent registered public accounting firm and notes to the consolidated financial statements.

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (IN U.S. $)

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	2015	2014

Cash flows from operating activities
Net (loss)	$(955,249)	$(1,389,095)
Adjustment to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation	12,962	9,575
Equipment written off	–	960
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(36,689)	15,099
Decrease in other current assets	19,570	112,391
Increase in accounts payable and accrued expenses	204,938	221,134

Net cash (used in) operating activities	(754,468)	(1,029,936)

Cash flows from investing activities
Acquisition of equipment	(1,149)	(36,202)

Net cash (used in) investing activities	(1,149)	(36,202)

Cash flows from financing activities
Issuance of common stock for services	30,000	29,213
Issuance of common stock for cash	107,537	–
Issuance of preferred stock for cash	622,741	1,028,000

Net cash provided by financing activities	760,278	1,057,213

See report of independent registered public accounting firm and notes to the consolidated financial statements.

F-9

Amaru, Inc. and subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 and 2014

	December 31, 2015	December 31, 2014

Net increase (decrease) in cash	4,661	(8,925)
Cash – beginning	24,413	33,338

Cash – end	$29,074	$24,413

Supplemental disclosure of cash flow information

Cash paid for interest	$–	$–

See report of independent registered public accounting firm and notes to the consolidated financial statements.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

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

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Presentation as a going concern

The accompanying condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The Company has generated losses from operations of $955,249 and $1,389,095 for the years ended December 31, 2015 and 2014, respectively. These continued losses have created an accumulated deficit of approximately $44,844,789 as of December 31, 2015. The Company also has a working capital deficit of approximately $3,648,429 at December 31, 2015. The Company has been having difficulty in raising adequate additional funding.

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

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Impairment of Long-lived Assets

The Company applies FASB ASC 360, “Property, Plant and Equipment,” which addresses the financial accounting and reporting for the recognition and measurement of impairment losses for long-lived assets. In accordance with ASC 360, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company may recognize the impairment of long-lived assets in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to those assets. No impairment of long-lived assets was recognized for the periods presented.

Fair value of financial instruments

FASB ASC 820 specifies a hierarchy of valuation techniques based upon whether the inputs to those valuation techniques reflect assumptions other market participants would use based upon market data obtained from independent sources (observable inputs). In accordance with ASC 820, the following summarizes the fair value hierarchy:

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

ASC 820 requires the use of observable market data, when available, in making fair value measurements. When inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurements. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. As of December 31, 2015 and December 31, 2014, none of the Company’s assets and liabilities were required to be reported at fair value on a recurring basis. Carrying values of non-derivative financial instruments, including cash, accounts receivable and various payables, approximate their fair values due to the short term nature of these financial instruments. There were no changes in methods or assumptions during the periods presented.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advances from related party

Advances from a director and related party of $300,403 at December 31, 2015 are unsecured, non-interest bearing and payable on demand.

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

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

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

Income taxes

The Company accounts for income taxes in accordance with FASB ASC Section 740, “Income Taxes”, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences for those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred tax assets are also recognized for operating losses that are available to offset future taxable income. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company accounts for uncertain tax positions in accordance with ASC Section 740-10, which prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance also prescribes direction on de-recognition, classification, interest and payables accounting in financial statements and related disclosures. The Company classifies interest expense and any related penalties related to income tax uncertainties as a component of income tax expense. No interest or penalties have been recognized as of December 31, 2015.

Management has evaluated and concluded that there were no material uncertain tax positions requiring recognition in the Company’s financial statements as of December 31, 2015. The Company does not expect any significant changes in unrecognized tax benefits within twelve months of the reporting date.

The Company files income tax returns in the United States Federal jurisdiction and certain states in the United States and certain other foreign jurisdictions. The Company is beyond the statute of limitations subjecting it to U.S. Federal and state income tax examinations by tax authorities before 2011. No income tax returns are currently under examination by any tax authorities.

(Loss) per share

Basic earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing net earnings by the weighted average number of common shares outstanding, plus common stock equivalents, if dilutive, resulting from convertible preferred stock, stock options and warrants. As of December 31, 2015 and December 31, 2014, there were no common stock equivalents outstanding.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The cost of advertising is expensed as incurred. For the years ended December 31, 2015 and 2014, the Company incurred advertising expenses of $14,537 and $52,933 respectively.

3. RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-17- Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU addressed the simplification of the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. For public business entities, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

In August 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment is effective for all entities for fiscal years and interim periods within those fiscal years, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is evaluating the impact of this standard on its Consolidated Financial Statements.

In March 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") ASU 2015-03 – Interest – Imputation of Interest (Subtopic 835-30). This ASU addressed the simplification of debt issuance costs presentation by presenting them in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. This accounting standard update is not expected to have a material impact on the Company’s financial statements.

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

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

4. OTHER CURRENT ASSETS

Other current assets consist of the following:

	December 31, 2015	December 31, 2014
Prepayments	$36,342	$28,964
Deposits	12,465	39,246
Other receivables, net of $100,000 at December 31, 2015 and 2014,	2,898	3,065
	$51,705	$71,275

A $100,000 non-interest bearing loan that was made to a third party was included in other receivables as of December 31, 2015 and 2014, respectively. An allowance for the full amount has been recorded due to the uncertainty in collectability as of December 31, 2015.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following:

	December 31, 2015	December 31, 2014
Office equipment	$968,060	$966,911
Motor vehicle	11,000	11,000
Furniture, fixture and fittings	87,078	87,078
Pony set-top boxes	843,946	843,946
	1,910,084	1,908,935
Accumulated depreciation	(1,893,292)	(1,880,330)
	$16,792	$28,605

Depreciation expense was $12,962 for the year ended December 31, 2015 and $9,575 for the year ended December 31, 2014.

6. FILM LIBRARY

Film library consist of the following:

	December 31, 2015	December 31, 2014

Acquired film library	$23,686,731	$23,686,731
Accumulated amortization	(4,520,325)	(4,520,325)
	19,166,406	19,166,406
Impairment of film library	(19,166,406)	(19,166,406)
Film library	$–	$–

Amortization expense was nil for the year ended December 31, 2015 and 2014.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

7. COMMITMENTS

Operating Leases

The Company leases the office place under an operating lease at a monthly rental of approximately $8,900. The lease was amended on December 1, 2015 at a monthly rental of approximately $5,000 which expiring on November 30, 2016. Total rental expense on operating leases for the years ended December 31, 2015 and 2014 was $101,043 and $109,207, respectively. As of December 31, 2015, the future minimum lease payments are as follows:

For the year ending
December 31,	Operating

2016	55,000
$55,000

8. INCOME TAXES

The Company files separate tax returns for Singapore and the United States of America.

The Company had available approximately $10,500,000 of unused U.S. net operating loss carry-forwards at December 31, 2015, that may be applied against future taxable income. These net operating loss carry-forwards expire for U.S. income tax purposes beginning in 2033. There is no assurance the Company will realize the benefit of the net operating loss carry-forwards.

The Company requires a valuation allowance to be recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. As of December 31, 2015 the Company maintained a valuation allowance for the U.S. deferred tax asset due to uncertainties as to the amount of the taxable income from U.S. operations that will be realized.

The Company had available approximately $11,700,000 of unused Singapore tax losses and capital allowance carry-forwards at December 31, 2015, that may be applied against future Singapore taxable income indefinitely provided the Company satisfies the shareholdings test for carry-forward of tax losses and capital allowances.

AMARU, INC. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31 2015 AND 2014

9. CONVERTIBLE TERM LOAN

	December 31, 2015	December 31, 2014

Current:
Convertible loan	$1,499,750	$1,499,750
	$1,499,750	$1,499,750

The convertible loan represents a two year convertible loan drawn down by a subsidiary company. It bears interest at a fixed rate of 5.0% per annum. The loan allowed the lender the option to convert the loan into shares of the subsidiary company at the issue price of $0.942 per share at the end of the two year period. The due date of the loan was July 7, 2010. The conversion period of the convertible loan was extended for an additional twelve months commencing July 8, 2010 and was further extended to June 29, 2012. This loan is currently in default. M2B World Asia Pacific Pte. Ltd. is negotiating to obtain a further extension on the convertible loan, until which interest is being accrued on the outstanding loan balance at 5% per annum. The interest expenses that included in accrued expenses was $102,922 and $97,913 as of December 31, 2015 and 2014, respectively.

10. CONCENTRATION OF CREDIT RISK

Two customers accounted for approximately 88% of the revenue for the year ended December 31, 2015 and one customer accounted for approximately 80% year ended December 31, 2014, respectively.

11. COMMON STOCK

On February 2, 2015, the Company issued+ a total of 1,000,000 shares of its restricted common stock, $0.001 par value per share to one individual at $0.05 per share for a total of $50,000.

On October 29, 2015, the Company issued a total of 30,000,000 shares of its restricted common stock, $0.001 par value per share, to three of its officers and directors at $0.02 per share. The shares were issued pursuant to the Company’s 2013 Equity Compensation Plan (“2013 Plan”) which provides for the grant to directors, offices, employees and consultants of the Company of stock based awards and options to purchase up to an aggregate of 30,000,000 shares of restricted common stock.

On November 26, 2015, the Company issued a total of 2,876,829 shares of its restricted common stock, $0.001 par value per share to INFOCOMM ASIA HOLDINGS PTE, LTD. At $0.02 per share in exchange of offsetting the existing debt in the amount of approximately $57,537 due for the outstanding payments of the office rent.

12. SUBSEQUENT EVENTS

From February 04, 2016 to July 28, 2016, the Company issued a total of 2,987,381 shares of Series C Convertible Preferred Stock ("Preferred Stock") through its private placement of shares of Preferred Stock at a purchase price of $0.10 per share for a total amount of $262,241.70 to "accredited investors", as that term is defined in Regulation D of the Securities Act of 1933. Each share of Series C Convertible Preferred Stock is convertible into twenty (20) shares of common stock.

Management evaluated all activity of the Company and concluded that there were no other subsequent events to disclose.

